Form 10-Q
period 1995-09-30
KAISER VENTURES INC
filed 1995-11-14
CIK 729365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995          Commission File Number 0-18858



                              KAISER VENTURES INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                      94-0594733
-----------------------------------------        -----------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)


                   3633 East Inland Empire Blvd., Suite 850
                          Ontario, California  91764
------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)


Registrant's telephone number, including area code:  (909) 483-8500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes   X     No
                                  -----      -----

On November 1, 1995, the Company had 10,464,114 shares of Common Stock, $.03 par value outstanding (including 749,138 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q

                                                                      PAGE
                                                                      ----
INTRODUCTION

  BUSINESS UPDATE..................................................    1

PART I

  Item 1.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..............    5

  Item 2.         FINANCIAL STATEMENTS.............................   12

                  CONSOLIDATED BALANCE SHEETS......................   12

                  CONSOLIDATED STATEMENTS OF INCOME................   14

                  CONSOLIDATED STATEMENTS OF CASH FLOWS............   15

                  CONSOLIDATED STATEMENT OF CHANGES IN
                  STOCKHOLDERS' EQUITY.............................   16

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......   17

PART II

  Item 1.         LEGAL PROCEEDINGS................................   19

  Item 2.         CHANGES IN SECURITIES............................   20

  Item 3.         DEFAULTS UPON SENIOR SECURITIES..................   20

  Item 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS   20

  Item 5.         OTHER INFORMATION................................   20

  Item 6.         EXHIBITS AND REPORTS ON FORM 8-K.................   20

SIGNATURES.........................................................   21

                            AVAILABILITY OF REPORTS
                            -----------------------

     THE COMPANY WILL FURNISH WITHOUT CHARGE, TO EACH STOCKHOLDER, UPON WRITTEN REQUEST OF ANY SUCH PERSON, A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994, AND COPIES OF THE FORM 10-Q REPORTS FOR THE FIRST QUARTER AND SECOND QUARTER OF 1995, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FINANCIAL STATEMENT SCHEDULES THERETO. THOSE REQUESTING A COPY OF THE ANNUAL REPORT ON FORM 10-K FOR 1994 AND THE 1995 FORM 10-Q REPORTS THAT ARE NOT CURRENTLY STOCKHOLDERS OF THE COMPANY MAY ALSO OBTAIN A COPY OF EACH REPORT DIRECTLY FROM THE COMPANY. REQUESTS FOR COPIES OF SUCH REPORTS SHOULD BE DIRECTED TO DIRECTOR OF INVESTOR RELATIONS, AT 3633 EAST INLAND EMPIRE BOULEVARD, SUITE 850, ONTARIO, CALIFORNIA 91764.

     THE READER IS ENCOURAGED TO READ THIS FORM 10-Q REPORT IN CONJUNCTION WITH THE COMPANY'S 1994 FORM 10-K REPORT AND 1995 FIRST QUARTER AND SECOND QUARTER FORM 10-Q REPORTS SINCE THE INFORMATION CONTAINED HEREIN IS OFTEN AN UPDATE ON THE INFORMATION IN SUCH REPORTS.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                 INTRODUCTION

BUSINESS UPDATE

GENERAL

   Kaiser Ventures Inc., formerly known as Kaiser Resources Inc. ("Kaiser" or the "Company" which shall be deemed to include its wholly owned subsidiaries unless otherwise provided herein), is an emerging company pursuing projects and activities related to water resources, property redevelopment and solid waste management. A reader of this Form 10-Q is encouraged to read the entire report, in addition to the Company's 1994 Form 10-K and 1995 First Quarter and Second Quarter Form 10-Q Reports for background information and a complete understanding as to material developments concerning the Company.

WATER RESOURCES

   The Company, through a wholly owned subsidiary, Fontana Water Resources, Inc., leases its 50.9% ownership of the capital stock of Fontana Union Water Company ("Fontana Union"), a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a 102-year take-or-pay lease (the "Cucamonga Lease"). Under the terms of the Cucamonga Lease, Cucamonga's payments to the Company are based upon established fixed quantities of water for most of the applicable sources, multiplied by a fixed percentage of the rate for untreated and non-interruptable water from the Metropolitan Water District of Southern California ("MWD") as available through the Chino Basin Municipal Water District as it may change from time-to-time.

   On July 1, 1995, MWD implemented its previously announced changed rates and a new rate structure. As a result of these changes, the Cucamonga Lease rate increased by at least 2.7%, or up to approximately 5.1% if the Cucamonga Lease is interpreted as the Company asserts to include all the changed rates and items implemented by MWD. Cucamonga disputes the Company's interpretation of the Cucamonga Lease. The Company and Cucamonga have been unable to resolve this matter through negotiation and thus, legal action will probably be necessary to resolve the interpretation dispute. Cucamonga timely paid its third quarter payment but at a level that only reflected a 2.7% rate increase as opposed to the 5.1% increase that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease.

   As an asset development company, Kaiser has focused its efforts primarily on creating long-term value from the assets it inherited from the Kaiser Steel Corporation bankruptcy estate. For the Fontana Union asset this has been accomplished over the past several years by the development, execution and implementation of the Cucamonga Lease. Today, the Cucamonga Lease is a mature, stable asset with its primary variable being future MWD water rate changes. Accordingly, the Company, in a continuing effort to maximize shareholder value, is evaluating various strategic alternatives with respect to the Cucamonga Lease. These alternatives include, but are not limited to, retention, sale, securitization or monetization of the Cucamonga Lease, as well as pursuit of the potential litigation described above, or any combination of the foregoing. The Company has retained Merrill Lynch, Pierce, Fenner & Smith, Incorporated as its financial adviser to assist the Company in exploring, evaluating and possibly implementing the various financial alternatives either in conjunction with, before, or after the potential litigation described above. The retention of Merrill Lynch should not be

                     KAISER VENTURES INC. AND SUBSIDIARIES


viewed as a determination by the Company that it will ultimately pursue any strategic alternative other than retaining the Cucamonga Lease.

PROPERTY REDEVELOPMENT

FONTANA PROPERTIES

   The Company owns approximately 1,175 acres near Fontana, California, which was the location of Kaiser's former steel mill (the "Mill Site Property"). As discussed in detail in the Company's 1994 Form 10-K Report and the 1995 First and Second Quarter Form 10-Q Reports, the Company is pursuing several projects for the redevelopment of the Mill Site Property, including a rail-served municipal solid waste transfer and recycling facility, a motorsports complex, and several industrial and commercial lots adjoining the motorsports complex. Material developments with respect to these projects are described below.

MOTORSPORTS COMPLEX

   During the third quarter, the Company and Penske Speedway, Inc. ("Penske"), through their respective wholly owned subsidiaries, continued to undertake a number of activities in furtherance of the planned motorsports complex. The motorsports complex involves approximately 475 acres of the Mill Site Property.

   After unanimous approval by the San Bernardino County Board of Supervisors of the environmental impact report and land use approvals necessary for the construction of The California Speedway ("TCS") in May, 1995, the Company focused its efforts on completing the environmental remediation necessary for TCS. In the third quarter, among other items, the Company completed the installation of a cap on approximately 13 acres in the by-products area of the former steel mill and installation of a vapor extraction system for the same area as required by the Company's 1988 Consent Order with the California Environmental Protection Agency, Department of Toxic Substances ("DTSC").

   As a result of completing the required remedial work, the Company achieved a major milestone on September 26, 1995, when the DTSC delivered to the Company a letter stating that no further remedial action was necessary (except for certain maintenance and monitoring obligations) for the property within Operable Unit No. 2. The property within Operable Unit No. 2 includes most, but not all, of the property to be used for TCS. Limited portions of the remaining TCS property require some additional remediation and site cleanup work which Kaiser is completing. The Company's cost for these required remediation and site cleanup activities for 1995 is currently estimated to total approximately $7.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 1 of this Form 10-Q Report and "Legal Proceedings - Environmental Insurance Litigation" in Part II, Item 1 of this Form 10-Q Report for additional information.

   In addition to the environmental and site cleanup work, demolition activities funded by Penske continued on the TCS property. Demolition and site preparation activities will continue in the fourth quarter of 1995 and into 1996. Work on the relocation of the rail lines serving the property also commenced during the third quarter. The Company also continued to work with Penske to refine the development and construction plans for the motorsports complex.

                     KAISER VENTURES INC. AND SUBSIDIARIES


   Finally, Penske and the Company have been working on satisfying the conditions necessary to consummate their agreement, as amended, whereby the Company will contribute the property necessary for TCS in exchange for an ownership interest in TCS and Penske's other two motorsports complexes, Michigan International Speedway and Nazareth Speedway. The Company currently anticipates that the closing on this transaction will occur by the end of the fourth quarter of 1995 assuming all conditions to closing can be satisfied. Penske is also in the process of finalizing the financing for TCS.

WEST VALLEY MATERIALS RECYCLING FACILITY

   Kaiser and Burrtec Waste Industries, Inc. ("Burrtec"), a privately-held company, are joint venture partners in the development of the West Valley Materials Recycling Facility, a proposed rail-served municipal solid waste transfer and recycling facility to be located on a portion of Kaiser's mill site property near Fontana, California. The transfer station and material recycling facility are fully permitted, other than necessary construction and ancillary permits. Earlier this year, the joint venture negotiated an agreement with the County of San Bernardino Solid Waste Management Department for the construction of a County financed transfer station that would be capable of providing transfer services for up to 2,000 tons per day of municipal solid waste. San Bernardino County has informed the joint venture that it will not enter into the currently proposed agreement. However, the County has expressed a desire to negotiate a new agreement with the joint venture for the construction and operation of the transfer station. The joint venture will conduct discussions with the County with regard to such a revised agreement. However, due to current market conditions, the joint venture is also exploring the possibility of building one or more phases of the proposed transfer station and materials recycling facility without any contract or financial assistance from the County.

SPEEDWAY BUSINESS PARK/NAPA LOTS

   Due to a decision to delay the construction of an access road until the second quarter of 1996, the Napa lots will not be available for lease or sale until the second half of 1996.

WASTE MANAGEMENT

EAGLE MOUNTAIN LANDFILL PROJECT

   In 1988, the Company entered into a 100-year lease agreement (the "MRC Lease") with Mine Reclamation Corporation ("MRC"). MRC is seeking to develop the Company's former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill (the "Landfill Project"). MRC became a subsidiary of the Company when the Company's subsidiary, Eagle
Mountain Reclamation, Inc., acquired a 70% interest in MRC during the first quarter of 1995 in exchange for the elimination of the minimum monthly rent due the Company under the MRC Lease. The elimination of the minimum monthly rent did not change the future royalty payments due the Company once the landfill commences operations.

   As discussed in the Company's 1994 10-K Report and 1995 First Quarter and Second Quarter Form 10-Q Reports, MRC is focusing its efforts on re-permitting the Landfill Project to address deficiencies determined to exist by the San Diego Superior Court in the Landfill Project's environmental impact report ("EIR") certified by the Riverside County Board of Supervisors in

                     KAISER VENTURES INC. AND SUBSIDIARIES


November, 1992. In the third quarter, MRC continued to pursue the activities necessary to re-permit the Landfill Project. It is currently anticipated that the draft EIR will be circulated for comment in the first quarter of 1996. It is also the Company's current understanding that completion of the Landfill Project's permitting will take until at least mid- to late 1997.

   As previously disclosed, the Company, through its wholly owned subsidiary, Eagle Mountain Reclamation, Inc., has decided to make an equity investment in MRC. The first stage of funding, a $3.2 million private placement to existing MRC shareholders, was recently completed. The Company's commitment in the private placement offering is approximately $2.4 million of which the Company funded $1.2 million in July, 1995 and $672,000 in October, 1995. A number of MRC's other shareholders also participated in the private placement. In addition to the funds committed pursuant to the just completed private placement, the Company may invest approximately $2.6 million in additional funds in stages over the next two years, dependent upon the continued satisfactory progress of the Landfill Project.

   Additional funding will be necessary to complete all permitting activities in the event there is a substantial delay in permitting or extensive challenges to the environmental review or permits granted. Therefore, MRC continues to engage in discussions with potential investors and strategic participants in the Landfill Project about financing, sales of air space, sales of capacity rights, waste commitments and other similar types of arrangements or investments. As discussed in more detail in the Company's 1994 10-K Report, there are numerous risks associated with MRC and the Landfill Project which must be overcome to achieve the financing, permitting, construction and operation of the Landfill Project. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part I, Item 1 of this Form 10-Q Report.



                   REMAINDER OF PAGE LEFT INTENTIONALLY BLANK
                   ------------------------------------------

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                     PART I

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Kaiser Ventures Inc. ("Kaiser" or the "Company") is an emerging company pursuing projects and activities related to water resources, property redevelopment and solid waste management. The Company's long-term emphasis is on the development of its principal assets: (i) a 50.9% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) the 1,175-acre former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); and (iii) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite"). During the third quarter of 1995, the Company recognized revenues primarily from the lease of its interest in Fontana Union and from the redevelopment of its Eagle Mountain Townsite, while also generating significant revenues from interim activities, primarily related to its Mill Site Property. The Company is also pursuing other related longer-term growth opportunities, including the development, with Penske Speedway, Inc., of approximately 475 acres of the Mill Site Property as The California Speedway, a professional motorsports racing complex ("Penske Speedway Venture"); a joint venture for the development of a transfer station and materials recycling facility on the Mill Site Property ("Mill Site MRF"); and the redevelopment of industrial and commercial parcels of land adjoining The California Speedway and Mill Site MRF. See "Introduction - Business Update" for additional information concerning these projects.

   As disclosed in the 1995 First Quarter and Second Quarter Form 10-Q Reports, the Company, in January, 1995 acquired a 70% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (see "Introduction - Business Update"). Concurrent with this acquisition, MRC and the Company amended the MRC Lease to terminate the minimum rent payments by MRC to the Company. Consequently, the Company will not receive any rent payments from MRC during 1995 or in the future until commencement of operations at the Landfill Project. The transaction was treated as a purchase, and the assets acquired and liabilities assumed were recorded at their fair market value. As previously disclosed, the Company has decided to provide up to $5.0 million in equity or other funding to MRC. The Company's funding of MRC will be in stages over the next two years and will be subject to periodic review by the Company's Board of Directors. The first stage of funding is a private placement involving the Company and several other MRC shareholders, who jointly have agreed to provide up to $3.2 million in equity to MRC in order to support the continued permitting and development of the Landfill Project through mid-1996. The Company's maximum share of this first stage funding is $2.4 million. Under its commitment, the Company funded $1.2 million and $672,000 to MRC, respectively, in July, 1995 and October, 1995. In addition, as a second stage of funding, the Company and other MRC shareholders have agreed to guarantee or lend up to $800,000 to MRC. While the Company has made the decision to invest up to $5.0 million in equity in MRC, the Company is not obligated to provide additional funding to MRC beyond its current commitments. The Company is consolidating MRC for financial statement purposes.

                     KAISER VENTURES INC. AND SUBSIDIARIES


PRIMARY REVENUE SOURCES

ONGOING OPERATIONS

   The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga County Water District ("Cucamonga"). Property redevelopment revenues primarily reflect housing rental income, aggregate rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite, and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Prior to 1995, waste management revenues reflected the minimum lease payments under MRC's 100-year lease in connection with the Landfill Project.

   The Company currently projects that revenues from ongoing operations for all of 1995 will be reduced significantly as a result of the Company's acquisition of a 70% equity interest in MRC in return for amending the MRC Lease to eliminate the minimum rent payments, which totaled $2,400,000 in 1994. However, beyond 1995, the Company's revenues from ongoing operations should reflect, in addition to the current operations, the possible impact of the Company's equity interests in the Penske Speedway Venture and the proposed West Valley Materials Recycling Facility plus revenues from the redeveloped portions of the Mill Site Property.

INTERIM ACTIVITIES

   Revenues from interim activities are generated from various sources primarily related to the Mill Site Property. Significant components of interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, water and wastewater treatment service revenues, revenues from the sale of recyclable materials and other miscellaneous interim activities.

   The Company currently believes that revenues from interim operations for 1995 will also change significantly, as compared to 1994, due to the Company's tentative settlement with California Steel Industries ("CSI"). The CSI settlement will result in a one-time gain on the sale of certain Mill Site Property water rights and waste discharge units to CSI once final approval of the settlement is received and all costs are known. Offsetting a part of the CSI gain will be the impact of lower levels of service revenues and expenses for the Company during 1995 under the amended Services Agreement which the Company and CSI have negotiated as a part of the tentative settlement. In addition, as noted below, tenant lease income declined during the third quarter of 1995 as tenants were displaced to start construction of The California Speedway.

SUMMARY OF REVENUE SOURCES

   Due to the development nature of certain Company projects and the Company's recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See "Introduction - Business Update" for a discussion of recent material events affecting the Company's revenue sources.

                     KAISER VENTURES INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

ANALYSIS OF RESULTS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1995 AND 1994

   An analysis of the significant components of the Company's resource revenues for the three months ended September 30, 1995 and 1994 follows:

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                    -------------------------------------------
                                        1995           1994       % INC. (DEC)
                                    ------------   ------------   -------------
ONGOING OPERATIONS
 Water resource..................    1,133,000      1,089,000            4%
 Property redevelopment..........      246,000        246,000            0%
 Waste management................          ---        600,000         (100%)
                                    ----------     ----------         ----

   TOTAL ONGOING OPERATIONS......    1,379,000      1,935,000          (29%)
                                    ----------     ----------         ----

INTERIM ACTIVITIES
 Lease and royalty...............      307,000        432,000          (29%)
 Service.........................      101,000        497,000          (80%)
 Miscellaneous...................      302,000        438,000          (31%)
                                    ----------     ----------         ----

   TOTAL INTERIM ACTIVITIES......      710,000      1,367,000          (48%)
                                    ----------     ----------         ----

   TOTAL RESOURCE REVENUES.......   $2,089,000     $3,302,000          (37%)
                                    ==========     ==========         ====

REVENUES AS A PERCENTAGE OF TOTAL
RESOURCE REVENUES:
  Ongoing operations.............           66%            59%
  Interim activities.............           34%            41%
                                    ----------     ----------

   TOTAL RESOURCE REVENUES.......          100%           100%
                                    ==========     ==========

   Resource Revenues. Total resource revenues for the third quarter of 1995 were $2,089,000, as compared to $3,302,000 for the same period in 1994. Revenues from ongoing operations declined 29% during the third quarter to $1,379,000 from $1,935,000 in 1994, while revenues from interim activities declined 48% to $710,000 from $1,367,000 in 1994. Revenues from ongoing operations as a percentage of total revenues increased to 66% in 1995 from 59% in 1994.

   Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,133,000 during the third quarter of 1995 as compared to $1,089,000 for the third quarter of 1994. The 4% increase in water revenues during the third quarter reflects the July, 1995 5.1% increase in water rates of The Metropolitan Water District of Southern California ("MWD") offset by a small decline, from 56.11% in 1994 to 55.53% in 1995, in the Company's effective interest in Fontana Union. As previously disclosed, the expected decline in the Company's effective interest in Fontana Union is due to an increase in the number of Fontana Union shareholders taking water. However, the Company's effective interest in Fontana Union's water cannot fall below its equity interest of 50.9%. As discussed in the "Introduction" section of this Form 10-Q Report, MWD, effective July 1,

                     KAISER VENTURES INC. AND SUBSIDIARIES


1995, implemented changed rates and a changed rate structure which has resulted in a continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increase. The amount in dispute as of September 30, 1995 is approximately $30,000.

   Property redevelopment revenues were $246,000 for the third quarter of 1995 as compared to $246,000 for the third quarter of 1994.

   Waste management revenues decreased to $0 during the third quarter of 1995 from $600,000 for the same period in 1994 as a result of the Company's acquisition of a 70% equity interest in MRC effective January 1, 1995, and the elimination of MRC's minimum rent payments to the Company.

   Interim Activities. Revenues from interim activities for the third quarter of 1995 were $710,000 as compared to $1,367,000 for the same period of 1994. As noted above, the 48% decline in revenues from interim activities in 1995 is primarily attributable to lower levels of service revenues under the tentative amended Services Agreement with CSI, lower tenant lease income as tenants were displaced to start construction of The California Speedway and lower miscellaneous revenues.

   Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the third quarter of 1995 declined to $1,027,000 from $1,349,000 for the same period in 1994. Operations and maintenance costs for the third quarter of 1995 were $403,000 compared to $500,000 for the third quarter of 1994. The 19% decrease in 1995 operations and maintenance costs was primarily due to lower expenses associated with the reduced levels of services being provided to CSI. Administrative support expenses for the third quarter of 1995 decreased 27% to $624,000 from $849,000 for the third quarter of 1994. The decrease was primarily due to non-recurring environmental cleanup costs in 1994 relating to two mill site tenants that went out of business.

   Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter of 1995 decreased 9% to $771,000 from $848,000 for the third quarter of 1994. The decrease was due primarily to lower legal and insurance expenses.

   Net Interest Expense (Income). Net interest expense for the third quarter of 1995 was $183,000, compared with net interest income of $41,000 for the same period in 1994 due primarily to a lower average cash balance and interest expense on the $6.0 million note issued as part of the purchase of properties from the Lusk Joint Ventures in July, 1994.

   Income and Income Tax Provision. The Company recorded income before income tax provision of $108,000 for the third quarter of 1995, a 91% decrease from the $1,146,000 recorded for the same period in 1994. A provision for income taxes of $46,000 was recorded in 1995 as compared with $496,000 in 1994. Over 90% of the income tax provisions in 1995 and 1994 are not payable due primarily to utilization of the Company's net operating loss carryforwards ("NOLs"). For the third quarter of 1995, the Company reported net income of $62,000 or $.01 per share, a decrease of 90% from the $650,000, or $.06 per share, reported during the same quarter of 1994.

ANALYSIS OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

   An analysis of the significant components of the Company's resource revenues for the nine months ended September 30, 1995 and 1994 follows:

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                    -------------------------------------------
                                        1995           1994       % INC. (DEC)
                                    ------------   ------------   -------------
ONGOING OPERATIONS
 Water resource..................      3,290,000      3,141,000          5%
 Property redevelopment..........        766,000        807,000         (5%)
 Waste management................            ---      1,800,000       (100%)
                                      ----------     ----------       ----

   TOTAL ONGOING OPERATIONS......      4,056,000      5,748,000        (29%)
                                      ----------     ----------       ----

INTERIM ACTIVITIES
 Lease and royalty...............      1,191,000        845,000         41%
 Service.........................        334,000      1,777,000        (81%)
 Miscellaneous...................        657,000        724,000         (9%)
                                      ----------     ----------       ----

   TOTAL INTERIM ACTIVITIES......      2,182,000      3,346,000        (35%)
                                      ----------     ----------       ----

   TOTAL RESOURCE REVENUES.......     $6,238,000     $9,094,000        (31%)
                                      ==========     ==========       ====

REVENUES AS A PERCENTAGE OF TOTAL
RESOURCE REVENUES:
 Ongoing operations..............             65%            63%
 Interim activities..............             35%            37%
                                      ----------     ----------

   TOTAL RESOURCE REVENUES.......            100%           100%
                                      ==========     ==========

   Resource Revenues. Total resource revenues for the first nine months of 1995 were $6,238,000, as compared to $9,094,000 for the same period in 1994. Revenues from ongoing operations declined 29% during the first nine months to $4,056,000 from $5,748,000 in 1994, while revenues from interim activities declined 35% to $2,182,000 from $3,346,000 in 1994. Revenues from ongoing operations as a percentage of total revenues increased to 65% in 1995 from 63% in 1994.

   The reasons for the decrease in revenues for the first nine months of 1995 as compared to the same period in 1994 are consistent with those indicated above for the third quarter of 1995 as compared to the same period in 1994.

   Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the first nine months of 1995 decreased 19% to $2,937,000 from $3,641,000 for the same period in 1994. Operations and maintenance costs decreased 19% to $1,186,000 while administrative support costs also decreased 19% to $1,751,000 for the first nine months of 1995 as compared to 1994 as a result of the reasons indicated above for the third quarter of 1995 as compared to the same period in 1994.

   Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 1995 decreased 6% to $2,530,000 from $2,685,000 for the same period in 1994. The decrease was due primarily to lower legal, insurance and professional expenses.

                     KAISER VENTURES INC. AND SUBSIDIARIES


   Net Interest Expense (Income). Net interest expense for the first nine months of 1995 was $488,000, compared with net interest income of $265,000 for the same period in 1994. The increase in net interest expense in 1995 was due to a lower average cash balance and the addition of interest expense on the $6.0 million note issued as part of the purchase of properties from the Lusk Joint Ventures in July, 1994.

   Income and Income Tax Provision. The Company recorded income before income tax provision of $283,000 for the first nine months of 1995, a 91% decrease from the $3,033,000 recorded for the same period in 1994. A provision for income taxes of $123,000 was recorded in 1995 as compared with $1,313,000 in 1994.
Over 90% of the income tax provisions in 1995 and 1994 are not payable due primarily to utilization of the Company's net operating loss carryforwards ("NOLs"). For the first nine months of 1995, the Company reported net income of $160,000 or $.02 per share, a decrease of 91% from the $1,720,000, or $.16 per share, reported during the same period of 1994.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and Cash Equivalents. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents were $10,330,000 at September 30, 1995 and $3,205,000 at December 31, 1994. Total cash and cash equivalents increased $7,125,000 during the first nine months of 1995. Included in cash and cash equivalents at September 30, 1995 is $2,046,000 held solely for the benefit of MRC. The Company also had short-term investments, comprised of treasury bills and certificates of deposit, of $74,000 at September 30, 1995, compared with $3,624,000 at December 31, 1994.

   Total cash and cash equivalents plus short-term investments showed an increase of $3,575,000 for the first nine months of 1995 to $10,404,000 due primarily to the receipt of $8,101,000 in net proceeds from the first two environmental insurance litigation settlements and by the recording of $2,046,000 in cash from the acquisition of MRC being partially offset by the $3,778,000 United Mine Workers of America ("UMWA") settlement payment, and the payment for environmental remediation and site clearance costs at the Mill Site Property.

   In addition, the Company is continuing to work toward reaching settlements during 1995 of the environmental cleanup and property damage litigation with the remaining insurance carriers for Kaiser Steel Corporation and of the CSI litigation, which could produce additional significant cash recoveries for the Company. See Part II, Item 1. "Legal Proceedings" for additional information.

   Working Capital. During the first nine months of 1995, current assets increased $3,396,000 to $13,238,000 while current liabilities decreased $440,000 to $6,969,000. Included in current liabilities is $1,198,000 for MRC. The increase in current assets is due primarily to the receipt of the environmental insurance litigation settlement while the decrease in current liabilities was due primarily to the UMWA settlement payment. As a result, working capital increased during the first nine months of 1995 by $3,836,000 to $6,269,000 at September 30, 1995.

   Long-Term Assets. Since the environmental insurance litigation settlements of $8.1 million received through September 30, 1995, are intended to cover current and future environmental claims, the Company has recorded approximately $6.8 million of the net settlement proceeds received as a reimbursement of capitalized environmental remediation costs. As a result, land and land improvements

                     KAISER VENTURES INC. AND SUBSIDIARIES


has declined by approximately $1.8 million during 1995. The remaining $1.3 million of net proceeds received to date was recorded as a reserve for future environmental remediation.

   Long-Term Debt. As of September 30, 1995, the Company had $5,520,000 in long-term debt associated with the note the Company issued as part of the purchase of properties from the Lusk Joint Ventures in July 1994. The Company has no outstanding borrowings under its $20.0 million revolving-to-term credit facility.

   Long-Term Liabilities. The increase in long-term liabilities, is primarily due to the recording of the remaining $1.3 million of net proceeds received from the environmental insurance settlements as a reserve for future environmental remediation.

   Minority Interest and Other Liabilities. The $691,000 relates to the minority interest associated with MRC in which the Company acquired a 70% interest in January 1995.

   Contingent Liabilities. The Company has contingent liabilities more fully described in the notes to the financial statements.

   Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) proceeds from the anticipated future settlements of the CSI and environmental insurance litigation; and (c) amounts available under its $20,000,000 revolving-to-term credit facility will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue the development of its long-term projects. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, partnerships, joint venture arrangements, additional equity or asset value realization.

   The Company expects to commit, in 1995, a total of approximately $10.3 million for capital projects of which approximately $6.2 million had been incurred as of September 30, 1995. Of the total capital commitment for 1995, $7.6 million is in connection with the required environmental remediation and site cleanup activities associated with the development of The California Speedway complex and approximately $1.3 million is for redevelopment of certain parcels of land adjoining The California Speedway complex.


                   REMAINDER OF PAGE LEFT INTENTIONALLY BLANK
                   ------------------------------------------

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                             SEPTEMBER 30,    DECEMBER 31,
                                                 1995            1994
                                              -----------     -----------
                                              (UNAUDITED)
ASSETS

Current Assets
 Cash and cash equivalents..................  $10,330,000     $ 3,205,000
 Short-term investments.....................       74,000       3,624,000
 Accounts receivable and other, net of
  allowance for doubtful accounts of
  $397,000 and $156,000, respectively.......    2,834,000       3,013,000
                                              -----------     -----------

 Total current assets.......................   13,238,000       9,842,000
                                              -----------     -----------

Property, Plant and Equipment
 Land and land improvements.................   49,276,000      51,103,000
 Buildings and structures...................    2,457,000       2,383,000
 Machinery and equipment....................    2,183,000       1,910,000
                                              -----------     -----------
                                               53,916,000      55,396,000
 Less accumulated depreciation..............   (2,010,000)     (1,587,000)
                                              -----------     -----------

 Net property, plant and equipment..........   51,906,000      53,809,000
                                              -----------     -----------

Other Assets
 Investment in Fontana Union Water Company..   16,046,000      16,046,000

 Other assets and investments...............    2,122,000       1,881,000
                                              -----------     -----------

 Total other assets.........................   18,168,000      17,927,000
                                              -----------     -----------

Total Assets................................  $83,312,000     $81,578,000
                                              ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                               SEPTEMBER 30,    DECEMBER 31,
                                                   1995            1994
                                               ------------     -----------
                                                (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable...........................   $  4,291,000     $ 1,170,000
 Accrued liabilities........................      2,438,000       5,999,000
 Current portion of long-term debt..........        240,000         240,000
                                               ------------     -----------

   Total current liabilities................      6,969,000       7,409,000
                                               ------------     -----------

Non-Current Liabilities
 Groundwater remediation reserve............      1,667,000       1,667,000
 Environmental remediation reserve..........      1,285,000             ---
 Long-term debt.............................      5,520,000       5,700,000
                                               ------------     -----------

   Total non-current liabilities............      8,472,000       7,367,000
                                               ------------     -----------

   Total liabilities........................     15,441,000      14,776,000
                                               ------------     -----------

Minority Interest and Other Liabilities
 (See Note 2)...............................        691,000             ---
                                               ------------     -----------
Commitments and Contingencies

Stockholders' Equity
 Common stock, par value $.03 per share,
  authorized 13,333,333 shares; issued
  and outstanding 10,455,114 and
  10,437,362, respectively..................        314,000         313,000
 Capital in excess of par value.............     59,973,000      59,756,000
 Retained earnings since November 15, 1988..      6,893,000       6,733,000
                                               ------------     -----------

   Total stockholders' equity...............     67,180,000      66,802,000
                                               ------------     -----------

Total Liabilities and Stockholders' Equity..   $ 83,312,000     $81,578,000
                                               ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------   ---------------------------
                                                    1995           1994          1995            1994
                                                 -----------   ------------   -----------    ------------
RESOURCE REVENUES
 Ongoing Operations
   Water resource..............................  $ 1,133,000   $ 1,089,000    $ 3,290,000    $ 3,141,000
   Property redevelopment......................      246,000       246,000        766,000        807,000
   Waste management............................          ---       600,000            ---      1,800,000
                                                 -----------   -----------    -----------    -----------

     Total ongoing operations..................    1,379,000     1,935,000      4,056,000      5,748,000
                                                 -----------   -----------    -----------    -----------

Interim Activities
   Lease and royalty...........................      307,000       432,000      1,191,000        845,000
   Service.....................................      101,000       497,000        334,000      1,777,000
   Miscellaneous...............................      302,000       438,000        657,000        724,000
                                                 -----------   -----------    -----------    -----------

     Total interim activities..................      710,000     1,367,000      2,182,000      3,346,000
                                                 -----------   -----------    -----------    -----------

     Total resource revenues...................    2,089,000     3,302,000      6,238,000      9,094,000
                                                 -----------   -----------    -----------    -----------

RESOURCE OPERATING COSTS
Operations and maintenance.....................      403,000       500,000      1,186,000      1,470,000
Administrative support expenses................      624,000       849,000      1,751,000      2,171,000
                                                 -----------   -----------    -----------    -----------

     Total resource operating costs............    1,027,000     1,349,000      2,937,000      3,641,000
                                                 -----------   -----------    -----------    -----------

INCOME FROM RESOURCES..........................    1,062,000     1,953,000      3,301,000      5,453,000

  Corporate general and administrative expenses      771,000       848,000      2,530,000      2,685,000
                                                 -----------   -----------    -----------    -----------

INCOME FROM OPERATIONS.........................      291,000     1,105,000        771,000      2,768,000

  Net Interest expense (income)................      183,000       (41,000)       488,000       (265,000)
                                                 -----------   -----------    -----------    -----------

INCOME BEFORE INCOME TAX PROVISION.............      108,000     1,146,000        283,000      3,033,000

 Income tax provision
   Currently payable...........................        3,000        35,000          9,000         94,000
   Deferred tax expense credited to equity.....       43,000       461,000        114,000      1,219,000
                                                 -----------   -----------    -----------    -----------

NET INCOME.....................................  $    62,000   $   650,000    $   160,000    $ 1,720,000
                                                 ===========   ===========    ===========    ===========

EARNINGS PER SHARE.............................         $.01          $.06           $.02           $.16
                                                 ===========   ===========    ===========    ===========

Weighted Average Number of Shares
 Outstanding...................................   10,653,000    10,684,000     10,652,000     10,683,000
                                                 ===========   ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                             1995          1994
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income............................................. $   160,000    $ 1,720,000
 Provision for income tax which is credited to equity...     114,000      1,219,000
 Depreciation and amortization..........................     379,000        257,000
 Gain on sale of equipment..............................     (11,000)       (10,000)
 Allowance for doubtful accounts........................     241,000         18,000
 Changes in assets:
   Accounts receivable and other........................     355,000        326,000
   Other assets.........................................      (4,000)           ---
 Changes in liabilities:
   Current liabilities..................................    (350,000)      (910,000)
   Long-term groundwater remediation costs..............         ---         (9,000)
                                                         -----------    -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES................     884,000      2,611,000
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Short-term investments and marketable securities.......   3,550,000      3,942,000
 Minority interest and other liabilities................   1,216,000            ---
 Capital expenditures...................................  (6,162,000)    (1,687,000)
 Purchase of Lusk Joint Venture Properties..............         ---     (8,814,000)
 Investments in joint ventures..........................    (297,000)      (160,000)
                                                         -----------    -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES................  (1,693,000)    (6,719,000)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock...............................      13,000         46,000
 Payment of loan fees...................................         ---       (635,000)
 Principal payments on note payable.....................    (180,000)           ---
 Net environmental insurance proceeds...................   8,101,000            ---
                                                         -----------    -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES................   7,934,000       (589,000)
                                                         -----------    -----------

NET CHANGES IN CASH AND CASH EQUIVALENTS................   7,125,000     (4,697,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..........   3,205,000      5,880,000
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30............... $10,330,000    $ 1,183,000
                                                         ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                          COMMON STOCK         CAPITAL IN
                                    -------------------------  EXCESS OF      RETAINED
                                      SHARES       AMOUNT      PAR VALUE      EARNINGS        TOTAL
                                    ------------------------------------------------------------------
Balance at December 31, 1994.....   10,437,362   $ 313,000    $59,756,000    $6,733,000    $66,802,000

 Provision for income tax,
   which is not accruable
   or payable....................          ---         ---        114,000           ---        114,000

 Issuance of restricted
   shares of common stock
   to officers...................       15,451       1,000         90,000           ---         91,000

 Issuance of shares of
   common stock..................        2,301         ---         13,000           ---         13,000

 Net Income......................          ---         ---            ---       160,000        160,000
                                    ----------   ---------    -----------   -----------    -----------

Balance at September 30, 1995....   10,455,114   $ 314,000    $59,973,000    $6,893,000    $67,180,000
                                    ==========   =========    ===========   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

   The unaudited, consolidated financial statements as of September 30, 1995, and for the three-month and nine-month periods ended September 30, 1995 and 1994, as well as related notes should be read in conjunction with the audited consolidated financial statements and related notes as of December 31, 1994. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at September 30, 1995, and results of operations and cash flows for the three-month and nine-month periods ended September 30, 1995 and 1994.

   The Company has reclassified the 1994 quarterly information to conform with the 1995 presentation.


NOTE 2.  MINE RECLAMATION CORPORATION

   In January 1995, the Company acquired a 70% interest in MRC. Concurrent with this acquisition, MRC and the Company amended the MRC Lease to terminate the minimum rent payments by MRC to the Company. The transaction was treated as a purchase, and the assets acquired and liabilities assumed were recorded at their fair market value. The Company is consolidating MRC for financial statement purposes.


NOTE 3.  ENVIRONMENTAL INSURANCE LITIGATION SETTLEMENT PROCEEDS

   As detailed in the Company's 1994 10-K Report and in Part II - Item 1.
"Legal Proceedings" of this Report, the Company is the plaintiff against a number of insurance companies which had provided comprehensive general liability coverage to KSC. In June, 1995 and September, 1995, the Company consummated settlements with a number of the defendant insurance carriers resulting in net settlement payments to the Company of approximately $8.1 million. In addition, the Company has reached a tentative agreement on a settlement amount and principal terms with the remaining defendant insurance carriers. Assuming that the tentative settlement is consummated, the Company anticipates receiving the final settlement amounts during the 4th quarter of 1995 and the first quarter of 1996. The Company anticipates net proceeds from all settlements to total approximately $12 to $13 million after payment of all litigation expenses and third party obligations.

   In the Company's financial statements as of September 30, 1995, the Company has recorded approximately $6.8 million of the net settlement proceeds received as a reimbursement of costs capitalized for environmental remediation. The remaining $1.3 million of net proceeds received was recorded as a reserve for future environmental remediation.

                     KAISER VENTURES INC. AND SUBSIDIARIES


NOTE 4.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL CONTINGENCIES

   The Company is under a consent order with the California Environmental Protection Agency, Department of Toxic Substances Control ("DTSC"), to take appropriate remedial actions to cleanup portions of the Mill Site Property. During 1995, the Company expects to incur approximately $5.2 million for the environmental remediation required by the DTSC. The remaining required remediation, which is scheduled to be performed in phases through 1998, is estimated by the Company to cost between $8 million and $24 million depending upon which redevelopment or remediation alternatives are eventually selected. As has been the Company's policy, these remedial costs will be capitalized and the Company anticipates being able to recover these costs through redevelopment and/or sale of the property.

   The Company is also under an agreement with the California Regional Water Quality Control Board that has settled its obligations to monitor and mitigate a groundwater plume in the general area of the Mill Site Property. Under the settlement agreement, the Company remains contingently liable for impacts the groundwater plume may have on water wells owned by third parties. The Company believes sufficient amounts have been accrued for this contingency.


                   REMAINDER OF PAGE LEFT INTENTIONALLY BLANK
                   ------------------------------------------

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

   As discussed in the Company's Form 10-K Report for 1994 and the Company's 1995 First Quarter and Second Quarter 10-Q Reports, the Company is engaged in certain claims and litigation which, if resolved adverse to the Company or the Company's interests, could have a material adverse impact on the Company. In addition, as discussed below, the Company is currently involved in litigation matters that should have a positive impact on the Company as they are being resolved in the Company's favor. There have been no material developments in any legal proceeding except as noted below and as discussed in the "Introduction - Business Update" section of this 10-Q Report.


CALIFORNIA STEEL INDUSTRIES, INC.

   As previously announced and discussed in detail in the Company's 1994 10-K Report, last year the Company reached a tentative settlement with California Steel Industries, Inc. ("CSI") resolving all the issues and disputes among CSI, the Company and KSC Recovery Inc., the KSC bankruptcy estate. Definitive settlement documents were recently executed by the Company and KSC Recovery, Inc. and it is anticipated that they will soon be executed by CSI. The Chino Basin Watermaster has approved the settlement agreement, with approval of the settlement agreement by the bankruptcy court and the San Bernardino County Superior Court anticipated by year end. Upon receipt of these approvals, the parties will consummate the settlement.

ENVIRONMENTAL INSURANCE LITIGATION

   As is detailed in the Company's 1994 10-K Report, the Company is the plaintiff against a number of insurance companies which had provided comprehensive general liability coverage to KSC. The lawsuit seeks coverage for certain costs of defense, environmental clean-up costs, and property damages that the Company has incurred and may incur in the future. In the second quarter, the Company consummated a settlement with one of the defendant insurance carriers resulting in a settlement payment to the Company. Similarly, in the third quarter, the Company consummated a settlement with a number of the other defendant insurance carriers resulting in a settlement payment to the Company.

   Finally, as previously reported, the Company has reached a verbal agreement on a settlement amount and principal terms with the remaining defendant insurance carriers. This tentative settlement is subject to the negotiation, preparation and execution of a definitive settlement agreement with the remaining carriers. The parties are currently working on the preparation of a settlement agreement. It is currently anticipated that the settlement will be executed with substantial settlement payments collected pursuant to such settlement by year end.

   Assuming the one remaining tentative settlement is consummated, the Company anticipates reporting in 1995 net settlements totaling approximately $12 to $13 million after payment of all litigation expenses and third party obligations.

                     KAISER VENTURES INC. AND SUBSIDIARIES


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         See the "Introduction" Section of this Form 10-Q Report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KAISER VENTURES INC.



Dated:  November 13, 1995       /s/ James F. Verhey
                                ------------------
                                James F. Verhey
                                Principal Financial Officer