Form 10-K
period 1995-12-31
KAISER VENTURES INC
filed 1996-04-05
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-K

(MARK ONE)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR
   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER: 0-18858

                             KAISER VENTURES INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                  94-0594733
- --------------------------------------     ------------------------------------
 (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization                  Identification No.)


                          3633 E. INLAND EMPIRE BLVD.
                                   SUITE 850
                              ONTARIO, CA  91764
                         -----------------------------
              (Address of principal executive offices and zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (909) 483-8500

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK ($.03 PAR VALUE)
                         -----------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  Yes      No  X
                                                   ----   ----
At March 22, 1996, the aggregate market value of the registrant's Common Stock, $.03 par value, held by non-affiliates of the registrant was $58,933,034.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X   No
                           ---     ---
At March 22, 1996, 10,503,594 shares of the registrant's Common Stock, $.03 par value, were outstanding, including 136,919 shares deemed outstanding but reserved for issuance to the general unsecured creditors of Kaiser Steel Corporation.

DOCUMENTS INCORPORATED BY REFERENCE: The Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated into Part III of this Form 10-K.

                         TABLE OF CONTENTS TO FORM 10-K
                         ------------------------------

                                     PART I

Item 1.      BUSINESS.........................................    1

Item 2.      PROPERTIES.......................................   23

Item 3.      LEGAL PROCEEDINGS................................   25

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS..........................................   29

                                    PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS......................   30

Item 6.      SELECTED FINANCIAL DATA..........................   31

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............   32

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......   39

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE...........   39

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT......................................   40

Item 11.      EXECUTIVE COMPENSATION..........................   40

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT..................................   40

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..   40

                                    PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K.............................   41

                                     PART I


  SOME OF THE STATEMENTS IN THIS FORM 10-K REPORT CONTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF FACTORS SUCH AS THE GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AND SOUTHERN CALIFORNIA, THE IMPACT OF FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS ON THE COMPANY'S DEVELOPMENT ACTIVITIES AND THE DISCOVERY OF UNANTICIPATED ENVIRONMENTAL CONDITIONS ON ANY OF THE COMPANY'S PROPERTIES.


ITEM 1.  BUSINESS

GENERAL

  Kaiser Ventures Inc. ("Kaiser" or the "Company", which shall be deemed to include its wholly owned subsidiaries unless otherwise provided herein) is an emerging asset development company based in Southern California pursuing projects that involve water resources, property redevelopment and solid waste management. As the reorganized successor to Kaiser Steel Corporation ("KSC"), the Company has substantial water and land assets formerly used in KSC's steel making operations, including: (i) a 50.88% ownership interest in Fontana Union Water Company ("Fontana Union"); (ii) approximately 715 acres of the former KSC steel mill site (the "Mill Site Property"); and (iii) the 11,350-acre idle iron ore mine in the California desert (the "Eagle Mountain Site") which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite"). The Company is seeking to maximize the profitability and utilization of these assets by developing long-term projects.

  Two related interests include the Company's approximately 72% percent interest in Mine Reclamation Corporation ("MRC"), the Company seeking to permit a rail haul municipal solid waste landfill at a portion of the Eagle Mountain Site and an approximately 10.6% interest in Penske Motorsports, Inc. ("PMI"), a public company that owns motorsports complexes in Brooklyn, Michigan and Nazareth, Pennsylvania and related businesses and is developing and constructing a motorsports complex on approximately 460 acres of the former KSC steel mill.

  In addition, the Company's financial position is enhanced by approximately $117,000,000 of federal net operating loss tax carryforwards ("NOLs") which arose through the KSC bankruptcy reorganization and which are expected to reduce most of the Company's federal tax liability in the foreseeable future. The Company also has approximately $16,000,000 of California net operating loss carryforwards as of December 31, 1995. The federal NOL's expire over a period from year 2000 through 2010 while the California NOL's expire in year 1997 and 2000.

  The Company's business strategy is to capitalize on its development assets by structuring long-term projects primarily through the use of joint ventures and long-term leases. This strategy enables the Company to minimize its capital investment, reduce its risk, and benefit from the operational expertise of its strategic partners or lessees. The Company will continue to focus on its existing projects, management skills and asset base while seeking additional growth opportunities, primarily through strategic joint ventures or acquisitions. While this is the Company's general philosophy, the Company may choose to become more directly involved in a particular project, when appropriate or if the Company believes its active participation will enhance long term shareholder value.

  To support the development of its current long-term projects and assets, the Company is also engaged in a number of interim activities including short-term property rentals, the operation of water and sewer treatment facilities and the sale of recyclable materials existing on the Mill Site Property. These interim activities have historically generated a material portion of the Company's revenues and enabled the Company to remain profitable in each full fiscal year since emerging from the KSC bankruptcy. The Company anticipates a decline in these revenues as long-term, on-going projects are developed.

WATER RESOURCES

  Background. Municipalities in Southern California traditionally have depended on the availability of water from Northern California and the Colorado River for significant portions of their water supply. Heavy usage of and competing demands for these traditional sources, however, have decreased the reliability of these non-local sources and forced municipalities to seek alternative water supplies. As a result, local Southern California water resources continue to become increasingly important and valuable.

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc. ("FWR"), owns 50.88% of Fontana Union, a mutual water company, which was a primary source of water for KSC's former steel making operations. Fontana Union owns adjudicated and unadjudicated water rights to produce water from four distinct surface and subsurface sources of water near Fontana, California, including: (i) adjudicated surface and streambed flows from the Lytle Creek area of the San Gabriel Mountains; (ii) adjudicated rights to the Chino Basin subsurface aquifer; (iii) adjudicated rights to the Rialto Basin subsurface aquifer; and (iv) unadjudicated rights to a subsurface aquifer accessed by Well No. 22.

  Kaiser's ownership of Fontana Union entitles the Company to receive all of its proportionate share of Fontana Union's water which total's approximately 34,000 acre feet per year (an acre foot equals approximately 325,000 gallons). In addition, when other shareholders of Fontana Union do not take their annual proportionate shares, the unclaimed water for each year from those shareholders is divided pro rata among those shareholders that do take such water. Currently, the Company's pro rata interest in unclaimed water raises its effective overall share from 50.88% to approximately 55.53%. The Company expects this supplemental source of water to be reduced or eliminated as minority shareholders who do not currently utilize all their water begin to use, sell or lease their water interests.

  Lease to Cucamonga County Water District. In 1989, the Company leased its shares of Fontana Union stock to Cucamonga County Water District ("Cucamonga Water"), a water district with an "A" credit rating from Moody's Investor Services. Under the terms of the 102-year take-or-pay lease (the "Fontana Union Lease"), Cucamonga Water is required to pay the Company for all of the Company's share of the agreed upon quantity of water at a rate of 68.13% of the Metropolitan Water District of Southern California's (the "MWD") rate for untreated, non-interruptible water as available through Chino Basin Municipal Water District. Because of the 102-year lease agreement, the Company does not consolidate the accounts of Fontana Union for financial reporting purposes.

  Cucamonga Water is entitled to receive all of the Company's proportionate share of water. On a quarterly basis, Cucamonga Water pays for its proportionate share of the agreed upon annual quantities regardless of fluctuations in actual water flows and actual receipt and use of water. Substantially all costs of producing the water are borne by Cucamonga Water. Under the Fontana Union Lease, the Company and Cucamonga Water agreed that the gross annual quantity of Fontana Union water from all sources, except the annual Chino Basin agricultural pool transfer (which has averaged around 4,000 acre feet per year and for which the Company accrues revenues for its share in the 4th quarter), is approximately 34,000 acre feet or approximately 8,500 acre feet per quarter. This fixed quantity is based on the historical average of water available from the applicable water sources according to over 80 years of records. Based on the Fontana Union Lease formula, the Company's gross revenues in 1995 totaled approximately $4,974,000.

  The Company employed a consulting organization in its search for a lessee of its Fontana Union shares. The consulting agreement calls for a commission payment of 5.42% of each payment received by the Company.

  The Company's future lease revenue increases are primarily dependent upon any adjustments in the MWD water rates upon which the lease rate is calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including the MWD need for funds to finance capital improvements and to cover large fixed overhead costs. The MWD water rate has increased an average of approximately 9.42% per year over the last 35 years. Recent rate increases, effective July 1 each year, have been 12.7% in 1991, 21.2% in 1992, 18.2% in 1993, and 5.3% in 1994 and 5.1 % in 1995. Past rate increases are not necessarily reflective of future rate increases by MWD.

  On July 1, 1995, MWD implemented its previously announced changed rates and a new rate structure. As a result of these changes, the Cucamonga Lease rate increased by up to approximately 5.1% if the Cucamonga Lease is interpreted, as the Company asserts, to include all the changed rates and items implemented by MWD which must be paid, in order to receive untreated, non-interruptible water from MWD. Cucamonga Water disputes the Company's interpretation of the Cucamonga Lease. The Company is continuing its efforts to reach a resolution of this dispute with Cucamonga Water. If such efforts are unsuccessful, litigation will be commenced against Cucamonga Water. Cucamonga Water has, to date, paid its obligations under the Cucamonga Lease on a timely basis, but at a level that reflects a 2.7% rate increase as opposed to the 5.1% increase that the Company maintains it is entitled to receive under the Fontana Union Lease.

  Pursuant to the Fontana Union Lease, if any of the Fontana Union water sources become sufficiently contaminated as to be unusable after treatment and/or blending, Cucamonga Water is not obligated to pay for the quantities of available but unusable water. The Company is not aware of any significant contamination with respect to any water source at the present time. In addition, if any of Fontana Union's water rights are challenged by a third party, the Company and Cucamonga Water are obligated to share the costs of defending such challenge. Cucamonga Water also has an option to purchase the Company's Fontana Union shares in the year 2041, at a price generally based upon a multiple of 15 times the then current annual lease payment, as well as the right to purchase such shares for $1.00 in the year 2092.

  The Fontana Union shares and the Fontana Union Lease are currently pledged as collateral for the Company's $20,000,000 revolving-to-term credit facility.

  The Company views the Fontana Union Lease as a mature, stable asset with its primary variable being future MWD water rate changes. Accordingly, the Company, in a continuing effort to maximize shareholder value, regularly evaluates various alternatives with respect to the Fontana Union Lease. These alternatives include, but are not limited to, retention, sale, securitization and monetization of the Fontana Union Lease.

PROPERTY REDEVELOPMENT

MILL SITE PROPERTY

  Background. From 1948 through 1983, KSC operated a steel mill in Southern California near the junction of the Interstate 10 and Interstate 15 freeways. Located approximately 45 miles east of Los Angeles in one of the nation's fastest growing areas, the Mill Site Property is served by two major railroads, the Santa Fe and the Southern Pacific, and is situated three miles northeast of the Ontario International Airport. The Mill Site Property consists of four distinct parcels of land: the Central Mill Site (originally approximately 600 acres), the South Mill Site (approximately 290 acres), the West End Property (approximately 240 acres) and the Valley Boulevard Property (approximately 42 acres). As discussed in more detail below, approximately 460 acres of the Central Mill Site Property are now owned by The California Speedway Corporation, a wholly owned subsidiary of Penske Motorsports, Inc. ("PMI"). The map on the following page illustrates the location of these four parcels along with currently planned projects for portions of these parcels. The Mill Site Property has its own water rights supply, originally 2,930 acre feet per year, that is entirely distinct from the Company's interest in Fontana Union. A portion of these water rights are being sold as a part of a settlement of litigation and other claims with an adjoining landowner, and another portion was contributed with the property now owned by The California Speedway Corporation. See "Part I, Item 3. Legal Proceedings" in this Form 10-K Report. The Company anticipates making substantial expenditures in 1996 in connection with the redevelopment of the Mill Site Property. See "Part I, Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

  Development of Central Mill Site. The Central Mill Site Property is debt free. Until mid-1995, the Company rented portions of the Central Mill Site property and related buildings to a variety of short-term tenants, including light manufacturing, recycling, storage and film production operations. The Company also provided railroad switching services for these tenants and currently operates a water supply and treatment facility. However, with the development of the motorsports complex, the West Valley Materials Recovery Facility and Transfer Station and other redevelopment projects as discussed in more detail below, these uses have been phased out.

  A few identified portions of the Central Mill Site contain hazardous material and are subject to a Consent Order with the California Environmental Protection Agency as discussed in "Environmental" below.

Motorsports Complex

  Penske Transaction. As discussed in more detail below, through a series of transactions, including an initial public offering, the Company acquired approximately a 10.6% interest in PMI for its contribution to PMI of approximately 460 acres of the Central Mill Site Property on which The California Speedway ("TCS") is being built.

  During 1995, the Company continued its efforts to pursue the development and construction of a motorsports complex on the Central Mill Site Property. On November 22, 1995, the Company entered into an Organization Agreement with PSH Corp., a newly formed Delaware corporation, and Penske Speedways Holding Corp. (now called and herein after referred to a as "PMI"), also a newly formed Delaware corporation, consummating the transactions generally described in the Company's and Penske Speedway, Inc.'s., April, 1994 Development Agreement. Pursuant to the terms of the Organization Agreement, Kaiser contributed all of the issued and outstanding stock in its wholly-owned subsidiary, Speedway Development Corporation, to PMI, in exchange for preferred shares of stock which were

                     [MAP OF KAISER'S MILL SITE PROPERTY]

               [Map illustrating property owned by the Company in

                       San Bernardino County, California]
convertible into a fifteen percent (15%) common stock ownership interest in PMI. At the time of contribution, Speedway Development Corporation owned approximately 460 acres of the Company's Central Mill Site Property on which TCS is being built, plus 475 acre feet of annual water rights as tenants in common with the Company. The preferred stock in PMI paid no dividends and was to be automatically converted to common stock upon the occurrence of the earlier of the following events: the first day of the calendar month in which the first scheduled spectator race event is held at The California Speedway; if either PMI, Penske Speedways, Inc. or The California Speedway Corporation initiated a public offering; or April, 1998. In addition, until conversion of the preferred stock, the Company was paid an annual management fee of $650,000 in quarterly installments. As discussed below, PMI has just completed its initial public offering.

  Concurrent with the November 22, 1995 transactions discussed above, Speedway Development Corporation through a series of transactions, was then merged into one of PMI's indirectly wholly owned subsidiaries, The California Speedway Corporation, a Delaware corporation.

  As a result of these transactions, PMI (then called Penske Speedways Holding Corp.) directly and indirectly owned the following principal assets: (i) one hundred percent (100%) of the stock of Penske Speedway, Inc. which owns and operates Michigan International Speedway ("MIS"), in Brooklyn, Michigan; (ii) one hundred percent (100%) of the stock of The California Speedway Corporation, the developer of The California Speedway; (iii) one hundred percent (100%) of the stock of Motorsports International Corp. ("MIC"), a motorsports apparel and memorabilia company; (iv) approximately eighty four percent (84%) of the stock of Pennsylvania International Raceway, Inc. which owns and operates the Nazareth Motor Speedway ("Nazareth"); and (v) approximately two (2) percent of the stock of North Carolina Motor Speedway, Inc. which owns the North Carolina Motor Speedway, Inc., Rockingham, North Carolina. As discussed below, subsequent to this transaction, PMI, purchased all of the outstanding stock of Competition Tire West and Competition Tire South, distributors of Goodyear racing tires in the mid-west and southern regions of the United States.

  In addition, on November 22, 1995, Facilities Investment Inc., a wholly-owned subsidiary of International Speedway Corporation, a public company traded on the OTC market, acquired a 20% interest in the parent of PMI, PSH Corp., for in excess of $14 million. With the conversion of the Company's preferred stock into common stock, but prior to the public offering discussed below, the effective ownership of PMI was Penske Performance, Inc. with 68%, Facilities Investments with 17% and the Company with 15%.

  PMI, through it subsidiaries, promoted a total of eight major racing events at MIS and Nazareth in 1995 and expects to promote a total of nine racing events at MIS and Nazareth in 1996. Of the eight events in 1995, six were stock car races, five of which were sanctioned by ("NASCAR"), and two were IndyCar ("IndyCar") races sanctioned by Championship Auto Racing Teams, Inc. ("CART"). NASCAR events promoted by Penske Speedways Holding Corp., included two NASCAR races associated with the Winston Cup Series professional stock car racing circuit (the "Winston Cup") and two races associated with the NASCAR Busch Grand National Series (the "Busch Grand National").

  Initial Public Offering and Recapitalization. On January 29, 1996, PMI filed a Form S-1 Registration Statement with the Securities and Exchange Commission (Registration No. 333-692), which registration statement was declared effective on March 26, 1996. PMI registered 3,737,500 shares of its common stock at $24.00 per share with approximately $89,690,000 (gross) raised with the underwriter's over-allotment being exercised in full (the "Offering"). Trading in PMI's stock commenced on March 27, 1996, under the symbol "SPWY" on the NASDAQ Stock Market's National Market. Prior to the Offering, PMI which changed its name from Penske Speedways Holding Corp. effected a recapitalization (the

"Recapitalization"), pursuant to which (i) MIS changed its name from Penske Speedway, Inc. to Michigan International Speedway, Inc.; (ii) MIS conveyed to PMI all of its shares of capital stock of its subsidiary corporations (Nazareth, The California Speedway and MIC); (iii) PMI increased its authorized common stock to 50.0 million shares and effected a 91.575 to one share split of its 100,000 outstanding shares of common stock; (iv) James E. Williams, an original investor in Nazareth, after the stock split exchanged his 2,557 shares (approximately 15% of the issued and outstanding shares of common stock) of Nazareth for 92,500 shares of common stock of PMI; (v) the Company's preferred stock in PMI automatically converted into 1,373,625 shares of common stock; (vi) Roger S. Penske repaid approximately $1.5 million owed to Competition Tire West; and (vii) PMI purchased the outstanding capital stock of Competition Tire West and Competition Tire South, distributors of Goodyear racing tires in the mid-west and southern regions of the United States, for approximately $10.8 million comprised of $6.3 million in cash and $4.5 million in promissory notes payable to the selling stockholders of Competition Tire. After giving effect to the foregoing transactions, but prior to the commencement of the Offering, the effective beneficial ownership of the common stock of PMI was as follows:
Penske Corporation owned 67.3%, ISC owned 16.8%, the Company owned 14.9% and James E. Williams owned 1.0%.

  After completion of the Offering, including the exercise in full of the over-allotment granted to the underwriter's of the Offering, the ownership of PMI is approximately as follows: PSH Corp. 59.9%; public shareholders 28.8%; the Company 10.6% and James E. Williams .7%.

  The chart on the following page illustrates the corporate structure of PMI immediately after the Offering.

  Shareholders Agreement and Registration Rights Agreement.   PSH Corp., PMI and
the Company entered into a Shareholders Agreement (as amended, the "Shareholders Agreement"). The Shareholders Agreement provides that if PSH Corp. desires to transfer any shares of capital stock of PMI for consideration to an unrelated third party, PSH Corp. must first offer such shares to the Company on the same terms and conditions as the proposed transfer. The Shareholders Agreement also provides that if the Company desires to transfer any shares of capital stock of PMI for consideration to an unrelated third party, the Company must first offer such shares to PSH Corp. at a price equal to the average of the NASDAQ National Market closing price of PMI's shares for the previous thirty calendar days. If the non-transferring party is PSH Corp., then ISC has the right to purchase such shares on the same terms and conditions as the proposed transfer. If ISC elects not to purchase such shares, then PSH Corp. has the right to purchase such shares on the same terms and conditions as the proposed transfer. In either case, if the non-transferring party elects not to purchase such shares, then the transferring party may transfer its shares to the unrelated third party. Under certain circumstances, the Company may distribute a portion of the shares of PMI's common stock that it owns to certain of its shareholders, free from the right of first refusal. Under the Registration Rights Agreement between PMI and the Company, PMI has granted incidental rights to the Company, subject to certain limitations, each time PMI files a registration statement in connection with the sale of its common stock.

  The Shareholders Agreement also provides that PSH Corp. will vote its PMI shares in the election of directors for one nominee of the Company to the Board of Directors of PMI. Finally, under the terms of the Shareholders Agreement, PMI will continue to pay the Company a fee of $162,125 per quarter during 1996 and through the first quarter of 1997.

                                     CHART


         [Chart illustrating the corporate structure and ownership of

                  Penske Motorsports, Inc. after the Offering]


  PMI will use the proceeds being raised by the Offering for the repayment of outstanding indebtedness and a substantial portion of the costs related to the construction of TCS.

  Organization Agreement. The November 22, 1995 Organization Agreement contains among other things, the terms and conditions pursuant to which the Company acquired its ownership interest in PMI. See "Item 1. Business - Motorsports Complex - Penske Transaction" above. Pursuant to the Organization Agreement, the Company has certain continuing indemnification obligations including one with respect to various environmental matters. The Organization Agreement also grants to PMI a right of first refusal to participate in any transaction or opportunity that directly relates to the conduct or ownership of a motorsports complex that comes to the Company, PSH Corp. or an affiliate of either, excluding ISC.

  Construction of The California Speedway. The Company owns substantial land adjacent and in close proximity to TCS. However, the Company is not responsible for the construction and operation of TCS. Total estimated construction costs for TCS are approximately $75 million. See the map on page 5 of this Form 10-K Report illustrating the Company's ownership of property.

  PMI expects to complete the construction of The California Speedway in early 1997. The Company has already received a sanction from CART for a 1997 IndyCar event at The California Speedway. In addition, PMI has obtained NASCAR's conditional commitment to enter into negotiations with PMI for a single Winston Cup event to be conducted at TCS upon its expected completion in 1997. PMI expects to obtain the NASCAR sanction for the 1997 season. Each of CART's and NASCAR's respective obligations are conditioned upon TCS being ready for the 1997 racing season.

  The California Speedway will consist of a two mile, tri-oval track similar to the MIS facility. Current plans call for The California Speedway to have 68,000 grandstand seats to which PMI expects to add 24,000 grandstands seats by the year 2002. PMI has received the necessary governmental approvals for these additional seats as well as approval for a total capacity of 107,000 spectators. In addition to its grandstand seats, The California Speedway is expected to have 71 terrace suites, 55 chalets, and 12 grandstand pavilions and other amenities.

  In addition, TCS will also include a 10,000 square foot, one-story administration building housing corporate offices for TCS. Adjacent to the administration building will be an 18,000 square foot maintenance building, offices and a sign shop which will also include an above-ground fueling station for maintenance vehicles.

  Current plans call for a total of 33,166 parking spaces surrounding The California Speedway as well as 100 spaces for bus parking. The California Speedway could also accommodate a future Metrolink station in the northeastern portion of the parking area, along the Atkinson Topeka & Santa Fe rail line adjacent to The California Speedway, which is a passenger rail line connecting the area with downtown Los Angeles.

  Competition. As noted above, TCS is designed for premier stock car and IndyCar race events, together with complementary supporting races. The only similar competing race event in Southern California is the annual Long Beach Grand Prix, an IndyCar race on a temporary street circuit in Long Beach, California. There is no permanent oval race course for NASCAR Winston Cup events or IndyCar events in Southern California. Currently, the nearest such events are held in Phoenix, Arizona at a one mile oval speedway or at two road courses in Northern California.

  There have been and continue to be numerous attempts by other parties to develop permanent speedways to serve the large Southern California market. Currently, projects have been announced for sites in the Coachella Valley, Long Beach, Lake Elsinore, San Jose and Victorville, California. None of these announced California projects is believed to be as advanced in the permitting and development work as TCS. To the Company's knowledge none of these announced projects has any commitments from NASCAR or IndyCar for race events. Finally, to a certain extent, TCS will compete with other professional sports and family entertainment venues in Southern California for spectators' entertainment dollars.

The Mill Site MRF

  Background. In 1989, the California legislature enacted legislation, AB 939, which currently requires all municipalities to recycle or divert 25% of their solid waste streams from landfills by the year 1995 and 50% by the year 2000. Municipalities are exploring and implementing a number of alternatives in order to comply with this new legislation, including source reduction, waste minimization, waste-to-energy projects, composting of green waste and curbside recycling. Another alternative is the transportation of solid waste to an independent or municipally-owned materials recovery facility ("MRF"), which will separate recyclable materials for either storage or sale to a variety of users.

  The commercial feasibility of this industry has not yet been fully demonstrated, as evidenced by the fact that it is the Company's understanding that only a few of the limited number of existing MRFs in the nation are believed to be currently profitable. However, a number of MRFs are planned or under construction throughout the United States. The Company believes that the enactment of AB 939, the continuing favorable public response to recycling and more favorable pricing for recyclable products should continue to improve the economics of MRFs in California since MRFs represent a viable alternative for municipalities to assist them in complying with this new legislation and with public demands for recycling.

  Kaiser-Burrtec Joint Venture. In response to this potential market opportunity, the Company and Burrtec Waste Industries, Inc. ("Burrtec"), a local waste hauler, have entered into a joint venture agreement (the "MRF Joint Venture") to construct and operate a proposed rail-served regional solid waste transfer station and MRF, which would be located on approximately 30 acres of the Central Mill Site (the "Mill Site MRF"). All necessary state and local permits (except construction permits) for the Mill Site MRF have been granted.

  During much of 1995, the MRF Joint Venture and San Bernardino County were in discussions concerning the construction of a waste transfer station capable of initially handling up to 2,000 tons per day of non-hazardous municipal waste. While the MRF Joint Venture did not enter into an agreement with San Bernardino County due to policy changes by the County, the MRF Joint Venture is still pursuing the possibility of building one or more phases of the proposed transfer station and MRF.

  Under the terms of the MRF Joint Venture, the costs of developing, constructing and operating each phase at the Mill Site MRF are to be shared equally between the Company and Burrtec. The Company, however, is solely responsible for the environmental remediation for that portion of the Central Mill Site where the Mill Site MRF is to be located. Limited portions of this property contain hazardous material and are subject to a Consent Order with the California Environmental Protection Agency. See "Environmental" below. The Company is currently in the process of remediating the MRF Site, except for about two acres containing the tar pits area, in anticipation that one or more phases of the MRF will soon be built. If the MRF Joint Venture delays or abandons the Mill Site MRF, certain of the Company's remediation expenditures for this property may be delayed until an alternative redevelopment project is implemented. The Company has received approval from the California Environmental Protection Agency, Department of Toxic Substances ("DTSC") of an action plan for complete remediation of this site. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  The MRF Joint Venture does not intend to proceed with construction of the project until its business plan is substantiated by: (a) the procurement of the waste stream contracts or commitments necessary to support operation of the first phase of the Mill Site MRF; (b) the projected economics for the project are acceptable; and (c) there is available financing. The MRF Joint Venture will likely seek third party financing for one or more phases of the Mill Site MRF.

  Competition. Although other entities have proposed to develop MRFs which would serve the same geographic area as that of the Mill Site MRF, the Company believes that none of them has yet completed the permitting process. Western Waste Industries, an integrated waste management company, has indicated its intention to construct a MRF on land it owns approximately three miles from the Company's Mill Site Property. Western Waste has entered into a contract with the City of Ontario to construct and operate such facility. The Company believes that no draft EIR or other land use application has been filed for this site.

Speedway Business Park and NAPA Lots

  In 1995, the Company completed the process of subdividing into finished lots approximately 60 acres adjacent to the motorsports complex. These lots are called the Speedway Business Park. It is anticipated that business and research facilities associated with motor vehicles will have an interest in leasing or buying these lots. Other industrial and commercial uses unrelated to the automotive industry could also be accommodated on these lots. Based on the current development schedule, it is anticipated that these lots will be available for lease or sale to prospective users beginning in the fourth quarter of 1996.

  Also adjoining TCS and the Mill Site MRF are approximately 31 acres of undeveloped property which are being developed into four industrial zoned, rail served lots ranging in size from 5 to 11.3 acres. These lots, called the "Napa Lots," were separately subdivided from the motorsports complex and the Speedway Business Park. A new road providing access to a public street for these finished lots, TCS and the MRF site is currently under construction. It is currently anticipated that the Napa Lots will be available for sale or lease in the third quarter of 1996. A number of potential users have expressed an interest in the Napa Lots.

Other Development Activities

  In addition to the above projects, it is expected that the balance of the Mill Site Property, will be redeveloped for light industrial and commercial uses, as described below.

  To further encourage development of the Mill Site Property, the Company and the San Bernardino County Economic Development Department jointly sought and obtained the designation of the Mill Site Property as a Recycling Market Development Zone ("RMDZ"). RMDZ's are intended to create incentives to attract businesses that recycle or utilize recycled products. A number of potential users of recyclables have contacted the Company about the possibility of locating on the Napa Lots as a result of RMDZ incentives. In addition, the MRF may act as magnet for these types of businesses by providing a consistent stream of raw feed stock through its recycling activities.

  West End and Valley Boulevard Properties. In 1989 and 1990, the Company entered into joint venture agreements with Lusk Ontario Industrial Partners II, a California limited partnership, whose general partner was The Lusk Company (collectively "Lusk"), with respect to the West End Property and the Valley Boulevard Property. The Company and Lusk were equal partners. For each property, Lusk funded on behalf of the respective joint ventures 100% of the property acquisition and related costs. In July, 1994, the Company, through a wholly owned subsidiary, Kaiser Steel Land Development, Inc., purchased the properties out of the Lusk Joint Ventures and settled any and all existing and potential joint venture liabilities (including pending capital call obligations of approximately $12,000,000) for a total consideration of $15,000,000. The Company paid approximately $9,000,000 in cash at closing and Lusk carried back $6,000,000 pursuant to a promissory note secured, solely, by a first deed of trust on the properties. The principal amount of the note accrues interest at 1.5% over the prime rate. Principal payments of $60,000 plus accrued interest are to be made quarterly with a balloon payment due on the fourth anniversary of the note, July 28, 1998. See also "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K Report.

  Neither property has any known material environmental remediation requirements, and both can be readily cleared for redevelopment. The Company believes that the West End Property, portions of which are currently being leased to a variety of short-term tenants, could be redeveloped in a variety of ways, either directly or through joint ventures, as a modern industrial and commercial park once economic conditions become more favorable. The land could also be used for equity ventures. However, development of the West End Property will involve substantial expenditures for infrastructure improvement.

  South Mill Site. The South Mill Site consists of approximately 290 acres and is debt free. This property was used by KSC primarily as a storage area for slag, a non-hazardous, rock-like byproduct of iron and steel production. Although the slag is being removed and sold by a third party contractor and is producing a current revenue stream for the Company, the amount of slag is such that it is unlikely to be cleared in less than 10 years. In addition, the northeastern end of the South Mill Site property, which is free of slag, currently contains the Company's sewage and wastewater treatment plants. The sewer treatment plant is discussed in more detail below. The Company's hazardous treatment plant was closed in mid-1994 in connection with the expiration of the Company's contract to treat the waste of an adjacent property owner. These uses have historically provided the Company with interim revenues and positive cash flow while waiting to begin redevelopment of the property. Further, approximately up to 30 acres in the southeast end of this property contains hazardous material and is subject to the Consent Order with the California Environmental Protection Agency as discussed in "Environmental" below. Though the Company is exploring uses of the property that may not require the complete removal of the slag, definitive redevelopment of this entire property is likely to be delayed until most or all of the slag is removed and any required remediation is completed.

  Sewer Services. The Company currently provides sanitary sewer services to California Steel Industries, Inc. ("CSI") from its sewage treatment plant located on the northeastern end of the South Mill site property for a monthly fee of $17,000. Beginning in August, 1996 the monthly payment will be increased by the annual increase in the consumer price index. CSI is also obligated to pay a substantial portion of the operating costs of the sewer treatment plant.

  In addition, pursuant to a Sewer Services Agreement, the Company has agreed to provide sanitary sewer treatment services for the wastewater generated by the property owned by The California Speedway Corporation. In consideration for such services, The California Speedway Corporation has agreed to pay the Company an annual fee of $88,800 in quarterly installments beginning in April, 1997, adjusted annually by increases in the consumer price index. The agreement also grants an option to The California Speedway Corporation to purchase the Company's wastewater treatment facility if (i) the Company terminates the Sewer Services Agreement; (ii) the Company discontinues providing sewer treatment services; (iii) the Company desires to sell or lease the sewer treatment facility to a third party; (iv) PMI becomes a public company (even though PMI is a public company, it has not, to date, exercised its right to purchase the sewer treatment facility). Sewer services may be discontinued by the Company upon the occurrence of other events. In addition, after the fifth anniversary of the Sewer Services Agreement and upon prior written notice by the Company to The California Speedway Corporation, the Company may terminate the Sewer Services Agreement for good and valid business reasons exercised in good faith.

ENVIRONMENTAL

The operation of a steel mill by the Company's predecessor, KSC, resulted in known contamination of limited portions of the Company's Mill Site Property.
The Company is subject to a 1988 consent order (the "Consent Order") with the DTSC which requires the Company to investigate and remediate hazardous materials on the Mill Site Property. Under the current Consent Order, the phased remediation scheduled is to be completed by September, 1998 unless an extension is obtained from the DTSC.

  During 1995, the Company undertook substantial activities with regard to environmental matters. After unanimous approval in May, 1995 by the San Bernardino County Board of Supervisors of the environmental impact report and land use approvals necessary for the construction of TCS, the Company focused its efforts on completing the environmental remediation necessary for TCS. Among other items, during 1995 the Company completed the installation of a cap on approximately 13 acres in the by-products area of the former steel mill and installation of a vapor extraction system for the same area as required by the DTSC.

  Upon the completion of the required remedial work, the Company achieved a major milestone on September 26, 1995, when the DTSC delivered to the Company a letter stating that no further remedial action was necessary (except for certain ongoing maintenance and monitoring obligations) for the property within Operable Unit No. 2. The property within Operable Unit No. 2 includes most, but not all, of the property to be used for TCS. Limited portions of the remaining TCS property require some additional remediation and site cleanup work which the Company has nearly completed. The Company's cost for these required remediation and site cleanup activities for 1995 totaled approximately $7.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and "Legal Proceedings - Environmental Insurance Litigation" in Part I, Item 3 of this Form 10-K Report for additional information. As a result of these environmental remediation activities, the Company was able to close its transaction with Penske for the development of TCS on November 22, 1995. See "Part I. Item 1 - Business - Motorsports Complex." Pursuant to the terms of the Organization Agreement with PMI, Kaiser has a continuing obligation to indemnify MIS and The California Speedway Corporation against potential environmental liabilities associated with the pre-existing condition of the TCS property upon the closing of the Penske transaction.

  The Company currently estimates that its remediation costs for the balance of its land will be between $14,000,000 and $24,000,000, depending upon which approved remediation alternatives are eventually selected. This range assumes a capping alternative can be used for the east slag pile remediation unit of the Central Mill Site. Although environmental investigations have been conducted on the Mill Site Property and are ongoing, there can be no assurance that the actual amount of environmental remediation expenditures will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified. Accordingly, future facts and circumstances could cause these estimates to change significantly. The Company anticipates recovery of remediation costs through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. The Company has provided certain financial assurances to the DTSC in connection with anticipated remediation activities, the primary one being the dedication of $3,432,400 of Kaiser's line of credit to the DTSC in the event the Company fails to timely undertake and complete certain of its responsibilities under the Consent Order. See Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The West End and Valley Boulevard Properties do not have any known environmental problems and are not subject to the Consent Order.

  Additionally, the Company is completing a DTSC approved closure plan for a former tenant that is in bankruptcy. Since the former tenant has not been able to fully perform its closure obligations with respect to the property it leased from the Company, the Company, as landowner, will be required to do so. To date, the Company's remediation and related costs have generally been reimbursed by guaranties provided by two individuals associated with the former tenant.
The remaining remediation cost will be reimbursed up to the available amount under the performance guarantees of approximately $125,000.

  The Company is also cleaning up approximately seven acres of the Central Mill Site on which a tenant operated a scrap metal yard. This tenant filed for bankruptcy in December, 1995. Total remediation costs for this seven acre site are currently estimated to be $1 million. It is unknown at this time how much of the Company's expenditures will be recoverable by the Company.

  While the Company has monitored certain groundwater wells in the past, the DTSC requested and the Company intends to implement a supplemental groundwater investigation system. The Company is currently discussing with the DTSC the scope and duration of the supplemental groundwater investigation. The Company has settled certain obligations of groundwater contamination with the California Regional Water Quality Control Board. The settlement required a $1,500,000 cash payment by the Company which was made in February, 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality project.
These water rights are unrelated to those leased to Cucamonga Water. In 1995, the Company contributed 18,000 acre feet of its water in storage thus satisfying the first 18 years of its obligation. For more detailed information see "Item
3.  Legal Proceedings - Groundwater Remediation Settlement Agreement."

  In May 1989, the Company filed a lawsuit in San Francisco County Superior Court against over eighty insurance companies which had provided comprehensive general liability coverage to KSC since its inception in 1941. The lawsuit sought a declaratory judgment that future costs of groundwater cleanup and other environmental cleanup costs are covered under the insurance policies and reimbursement for the costs already incurred. During 1995, the Company was able to reach a settlement with all the major defendants resulting in the Company reporting net settlement payments (net of all litigation expenses and third party obligations) totaling approximately $12.5 million. Payment of the final installment of the settlement proceeds is scheduled for the end of April, 1996. See "Part I, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations."

  The Company is also involved, from time-to-time, in legal proceedings concerning environmental matters. In February, 1996, the City of Ontario, California served a complaint on the Company alleging that the Company is liable for environmental contamination of one of its municipal wells. See "Part I,
Item 3.  Legal Proceedings."

EAGLE MOUNTAIN TOWNSITE

  The Eagle Mountain Townsite, which is owned debt free by Kaiser and which covers approximately 460 acres, consists of more than 300 houses (of which approximately 100 have been renovated for current occupancy), a water supply and sewage treatment system, an office building, machine shops, school facilities and other structures.

  The Company's wholly owned subsidiary, Kaiser Eagle Mountain, Inc., operates the Eagle Mountain Townsite. When the Eagle Mountain Iron Ore Mine was operational, the Eagle Mountain Townsite provided housing for mine employees and their families. The Company currently leases a portion of the Eagle Mountain Townsite to a private company which operates a minimum security prison for the State of California. In order to redevelop the Eagle Mountain Townsite, the Company is preparing and will soon file a Specific Plan with the County of Riverside. The Townsite Specific Plan is included in the processing of the Landfill Project.

  If the land exchange with the United States Bureau of Land Management (the "BLM") is completed (see page 21 "Proposed BLM Land Exchange" in this Form 10-K Report), the Eagle Mountain Townsite will expand to approximately 1,100 acres.

OTHER REDEVELOPMENT OPPORTUNITIES

  Other Property Ownership and Development. The Company owns a number of real estate parcels and mineral deposits in the California desert, including an active iron ore mine leased to a third party (the "Silver Lake Mine"), and improved and unimproved property at Lake Tamarisk, an unincorporated community located approximately eight miles from the Eagle Mountain site.

MUNICIPAL SOLID WASTE MANAGEMENT

LANDFILL PROJECT

  Background. Many of Southern California's current landfills are located in urban areas and often are old, unlined, and lack current environmental safeguards. Furthermore, it is becoming increasingly expensive and difficult to permit and open new landfills or to expand existing landfills in urban areas due to political opposition and stringent government regulations, including recent federal regulations. The Company believes that Southern California will begin to face a shortage of safe, permitted landfill capacity in the future. However, the anticipated shortage in landfill capacity that was predicted in the 1980's and early 1990's has not developed as quickly as originally anticipated because several regional landfills were expanded and a number of other landfills are seeking to expand their permitted capacity. In addition, the anticipated life of many existing landfills also increased because of better landfill management techniques and reduced waste tonnage due to recycling and the California recession.

  The Eagle Mountain Landfill Site. The Company's 11,350-acre Eagle Mountain Site, located in the remote California desert approximately 200 miles east of Los Angeles, consists of three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. The Company has leased approximately 8,300 acres of the idled mine site and the rail line to MRC for development of a rail-haul solid-waste landfill (the "Landfill Project"). As discussed in more detail below, effective as of January 1, 1995, the Company, through a wholly-owned subsidiary, Eagle Mountain Reclamation, Inc. ("EMR"), became a 70% shareholder in MRC and through subsequent investments in MRC, is currently an approximately 72% shareholder in MRC.

  In anticipation of Southern California's ultimate need for new environmentally safe landfill capacity, the Company and MRC in 1988 began the planning and permitting for a 20,000 ton per day rail-haul, non-hazardous solid waste landfill at Kaiser's Eagle Mountain Site. The Company believes that the Eagle Mountain Site has many unique attributes which make it particularly well-suited for a rail-haul, solid waste landfill, including:

     . the Eagle Mountain Site is located in a sparsely populated remote desert area;

     . the largest of the mine site's three pits, which is two miles long, three-quarters of a mile wide and 1,500 feet deep, has the capacity to receive over 500 million tons of non-hazardous solid waste, which is approximately a 75 year capacity;

     . MRC's state-of-the-art landfill design, including its multiple liner system, is engineered to meet or exceed all current state and federal environmental regulations;

     . Kaiser's existing 52-mile rail line links the site to Southern California's existing rail transportation network;

     . approximately 9 million cubic yards of clay-like tailings, environmentally suitable for use as part of the required landfill liner, and approximately 120 million tons of washed gravel, suitable for use as daily landfill cover, already exist on the Eagle Mountain Site;

     . the arid desert location, which receives an average of less than five inches of rain a year and has a high moisture evaporation rate, significantly reduces the amount of leachate anticipated at the landfill and thus provides a natural environmental safeguard;

     . the Landfill Project will reclaim portions of the Eagle Mountain property disturbed by the mining operation, eventually returning the area to its original mountainous contour.

  Current plans for operation of the landfill anticipate that non-hazardous household solid waste will initially be delivered to MRFs and transfer facilities throughout Southern California by municipalities and independent waste haulers. Recyclable and hazardous materials will be separated at these facilities, and the remaining non-hazardous solid waste will be transported, primarily by rail, in closed and locked containers to the Eagle Mountain landfill. MRC currently anticipates that the landfill's initial operations, depending upon the level of disposal fees, could commence with a minimum of approximately 3,500 tons of solid waste per day.

  Founding and Ownership of MRC. MRC was formed in 1982 by waste industry professionals to address the anticipated solid waste disposal problem in Southern California. In order to utilize Kaiser's Eagle Mountain Site, the Company, through its subsidiary Kaiser Eagle Mountain, Inc., entered into a lease with MRC in 1988 for the development of the Landfill Project (the "MRC Lease"). In 1990, a subsidiary of Browning Ferris Industries ("BFI"), purchased a 50% interest in MRC. BFI provided a majority of MRC's funding subsequent to its initial investment, which resulted in BFI becoming the majority owner of MRC.

  As of August 1, 1994, the ownership of MRC was restructured as part of BFI's withdrawal from MRC. As part of the restructuring, BFI returned to MRC all of its common and preferred stock in MRC and paid off all of MRC's outstanding bank indebtedness in the amount of approximately $10,400,000 leaving MRC substantially debt free. In addition, BFI provided MRC with funds in excess of $5,000,000 to be used to fund ongoing development activities. BFI also agreed to leave in place certain financial assurances associated with the permits that had been granted to MRC through August 1, 1996. However, BFI will be indemnified first by MRC and then by the Company should BFI incur any loss due to a call on the financial assurances.

  Acquisition by the Company of Majority Ownership Interest in MRC and Financial
Status.   After a series of discussions, MRC and the Company entered into a
Stock Acquisition Agreement dated January

13, 1995 pursuant to which the Company, through a wholly owned subsidiary, EMR, agreed to acquire common stock in MRC representing a 70% ownership interest. This transaction was consummated on February 2, 1995, but was effective as of January 1, 1995. In exchange for the ownership interest, the MRC Lease was amended to eliminate MRC's obligation to pay minimum rent. In addition, MRC forgave all current contingent non-recourse obligations, including $1,500,000 in prepaid rent and approximately $1,500,000 in other obligations the Company would have had to repay MRC out of future royalties.

  With the acquisition of the equity interest in MRC, the Company is taking a more active role in the permitting of the Landfill Project and in assisting MRC, as appropriate, in raising the funds necessary to complete the permitting process. The Landfill Project is dependent upon MRC's efforts to raise additional equity capital.

  Neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC. However, the Company in June, 1995 made a commitment, subject to certain conditions, to provide funding to MRC, in an amount of up to approximately $5.25 million over two years. The first stage of funding, a $3.2 million private placement to existing MRC shareholders, officers and directors was fully subscribed and completed in the Fall of 1995. The Company invested $1.84 million in 1995 and an additional $592,000 in January, 1996 as a component of the first stage of funding. MRC is currently engaged in another private placement to its existing shareholders, officers and directors seeking to raise an additional $2.8 million. The Company through EMR intends to purchase up to approximately $2.1 million of the stock in the private placement. Even if $2.8 million is raised through the current private placement, additional funds will be necessary to complete the permitting process.

  MRC continues to pursue financing from other prospective investors as well as other means of raising funds or commitments such as the sale of capacity rights, air space or disposal agreements.

  MRC Lease. In connection with the reorganization of MRC, the MRC Lease was amended effective July 29, 1994, and again amended effective January 1, 1995, with the Company's acquisition of a 70% interest in MRC. Under the terms of the MRC Lease, as amended to date, MRC is responsible for substantially all project costs and activities, including landfill design, permitting, construction and operation. MRC has also agreed to indemnify the Company against claims arising from MRC's activities, including any environmental damage that may be caused to the leased property by MRC's operations. The MRC Lease also provides, among other things that: (i) the Company must give MRC notice of any proposed sale of its interest in the Eagle Mountain property, and MRC has a right of first refusal to purchase such interest under certain circumstances; (ii) the Company and MRC may not participate in another project that employs a railroad in connection with the storage or disposal of solid waste in counties surrounding the landfill; and (iii) MRC has certain rights to terminate the MRC Lease including: (a) upon the Company's default under the terms of the MRC Lease; (b) upon 180 days notice at any time during the six month period immediately following the receipt of all the necessary permits for the Landfill Project (prior to the July 1994 amendment, once all the permits were received, MRC also became obligated to pay minimum rent to the Company for the balance of the term of the 100 year lease); and (c) at any time upon two year's notice.

  The Company maintains and may exercise all rights it has under the MRC Lease, including the right to re-acquire through its subsidiary, Kaiser Eagle Mountain, Inc., the Landfill Project. In the event the Company reacquires the Landfill Project, depending upon the circumstances, such as upon MRC's default due to lack of funds, the non-BFI shareholders at the time of the July, 1994 amendment shall have the right to continue in the project in some manner.

  The MRC Lease was again amended as of January 1, 1996. The amendment reduced the amount of land that MRC leases from the Company by approximately 50%. MRC continues to lease from the Company all the real property necessary for the Project.

  Lease Economics. Until January 1, 1995, MRC paid to the Company a minimum monthly rent. This rent was $200,000 per month during 1994 and was originally scheduled to increase to $300,000 a month in December 1995. However, in conjunction with the Company's acquisition of its equity interest in MRC, the MRC Lease was amended effective January 1, 1995, to eliminate the minimum monthly rent. The elimination of the minimum monthly rent did not change the future royalty payments due the Company upon the commencement of landfill operations.

  Once the landfill is operational, the Company will receive, as landlord of the Eagle Mountain Site, the greater of (i) a royalty of $2.00 per ton of waste received; or (ii) a royalty payment calculated as a designated percentage of the landfill tipping fees charged by MRC. The future royalty payment paid to the Company by MRC is based on MRC's gross collections, which are basically equivalent to the tipping fees to be charged by MRC at the landfill. In calculating gross collections, MRC may deduct certain items, including any federal or state fees, the host fees paid to Riverside County and other charges imposed or required to be collected at the landfill. Certain other revenues are also excluded from the definition of gross collections, including any MRC revenue from salvage, recycling or reclamation operations or from the disposal of waste from certain areas near the Landfill Project. In addition to the royalty payment, the Company will receive an additional $0.15 royalty for every ton of waste transported to the landfill on the Company's 52-mile rail line.

  The following table illustrates the royalty payment formula set forth in the MRC Lease.

  Monthly       Average          % Fee                Net               # Days
  Royalty   =    Daily    X    Payable to    X      Tipping      X        in
  Payment       Tonnage          Kaiser           Fee Per Ton         Operation

         AVERAGE
    DAILY TONNAGE/1/             TIPPING FEE PERCENTAGE PAYABLE TO KAISER
- -------------------------    --------------------------------------------------
         0   -  3,500        10.0% on all tonnage during applicable month
     3,501   -  4,999        10.0% on first 3,500 tons; 15.0% on balance during
                                applicable month
     5,000   -  8,999        15.0% on all tonnage during applicable month
     9,000   -  20,000       18.5% on all tonnage during applicable month

/1/ Determined over the number of operating days in a calendar month.

    The Company's revenues under the MRC Lease will be directly affected by the amount of tonnage accepted at the Landfill Project and the applicable tipping fees charged for such tonnage. The amount of tonnage depends upon MRC's ability to obtain contracts with municipalities and waste haulers for the receipt, transfer and disposal of solid waste. MRC has not, to date, obtained any contract for the transfer or disposal of solid waste, although MRC is undertaking limited marketing efforts to seek such contracts. However, there are no assurances that MRC will be able to secure contracts for sufficient waste tonnage to make the Landfill Project successful.

  Disposal costs consist principally of tipping fees and transportation costs associated with the hauling of waste to the landfill. Tipping fees currently vary widely among landfills, partly as a result of real and perceived landfill capacity shortages in areas, pending closure deadlines and partly as a result of increased costs of construction, operation and/or closure. Tipping fees do not include transportation costs which may vary significantly depending upon such factors as distance to the landfill and method of handling the waste. It is unknown at this time if disposal costs in Southern California will sufficiently increase as to make the Eagle Mountain Landfill attractive to those controlling the disposal of waste. See the discussion on Disposal Fees below.

  Government Regulation/Permitting. Solid waste landfills are subject to stringent federal, state and local environmental regulations. These regulations, among other things, require upgraded or new composite landfill liners, leachate collection and treatment, groundwater and methane gas monitoring, stricter siting and location criteria, closure requirements and financial assurances (such as a surety bond) from the owner or operator. The Eagle Mountain Landfill is designed to meet or exceed these requirements.

  In order to construct and operate the Landfill Project, MRC will be required to obtain numerous government permits and approvals relating to such matters as land use compatibility, groundwater protection, air quality emissions, habitat protection, and rodent, pest and litter controls. The process for obtaining these permits and approvals is often difficult, expensive and time-consuming, particularly because the siting of landfills is a highly political issue and often draws opposition from environmental groups and local residents.

  Through the first half of 1994, MRC was making substantial progress in obtaining the necessary permits to commence construction of the Landfill Project. As of June 1, 1994, MRC had received 17 of the required 20 permits and two more of the permits were in draft form and were anticipated to be soon issued. However, as discussed in detail below, all the permits were suspended or voided due to the adverse outcome of litigation involving the environmental impact report/environmental impact statement for the Landfill Project approved by Riverside County in 1992.

  By way of background, before any significant regulatory permit may be granted relating to the construction and operation of the Landfill Project, an environmental impact report/environmental impact statement (an "EIR") must be certified and approved by the appropriate regulatory agencies. In October 1992, the Riverside County Board of Supervisors approved the EIR for the Landfill Project and MRC's local land use applications. Legal challenges to the certification of the EIR were mounted in late 1992 by a number of individuals, a conservation group and Eagle Crest Energy Company ("ECEC"), formerly known as Eagle Mountain Energy Company, which is a potential competitor for the use of a portion of the Landfill Project site.

  In July 1994, the San Diego County Superior Court issued its decisions on the challenges to the EIR for the Landfill Project. Of the more than seventy (70) areas of concern initially raised by the plaintiffs in the cases, the Court announced that it had eight (8) areas of concern in which the EIR was deficient, thus requiring corrective action.

  With regard to the challenges initiated by opponents the Court concluded, in sum, that: (i) the town of Eagle Mountain should have been included in the EIR together with an analysis of the environmental impacts associated with its growth; (ii) the EIR should have evaluated the cumulative impacts of the Eagle Mountain townsite and the Landfill Project; (iii) there was insufficient evidence to support the EIR conclusion that the proposed mitigation measures for the desert tortoise will be effective; (iv) there was insufficient documentation and ability of the public to comment on possible seismic activity and the ability of the landfill's liner system to withstand seismic activity; (v) there was insufficient documentation in the record to support the EIR's conclusion that the air quality, biological resources, and other areas of potential concern (i.e., the "wilderness experience") associated with or a part of the Joshua Tree National Monument would not be significantly impacted; (vi) the Level One Contaminant Survey conducted by the BLM on the Eagle Mountain property should have been disclosed to the public prior to the certification of the EIR, (even though subsequent investigations confirmed the absence of any hazardous materials); and (vii) the cumulative impacts of ECEC's proposed hydro-electric project together with the Landfill Project should have been considered in the EIR. The Court also concluded that the public should have been informed of Riverside County's opposition to ECEC's proposed project for purposes of public comment. Accordingly, since the EIR was determined to be inadequate in several areas, a new EIR will be required. The Court did conclude that the Development Agreement among the Company, MRC and Riverside County was valid and that the EIR's discussion of MRFs was adequate. As discussed below, these two points were appealed by one of the Landfill Project's opponents but such appeal was unsuccessful.

  As a result of the Court's determinations, the Court set aside and declared void the Riverside County Board of Supervisors' EIR certification and all Riverside County approvals rendered in connection with the EIR certification. The Court ordered activities related to the development of the landfill suspended and directed the preparation of a new final environmental impact report in compliance with applicable law and the Court's conclusions. MRC and the Company disagreed with many of the Court's conclusions and initially took steps to appeal the decisions, but later withdrew their appeal to focus their efforts on re-permitting the Landfill Project.

  In March 1995, MRC initiated the necessary repermitting process by filing its land use applications with Riverside County. MRC has been diligently pursuing the preparation of a new EIR and environmental impact statement ("EIS"). Given the additional work that is required it is currently estimated that completion of the permitting of the Landfill Project will be delayed until at least late 1997 while new environmental information is assembled, a new EIR/EIS is prepared, the necessary EIR/EIS reviews and approvals are sought and the permitting process completed. It is anticipated that a draft of the new EIR/EIS will be circulated for review in the second quarter of 1996. The current permitting process has proceeded at a pace slower than previously anticipated for, among other reasons, the two furloughs of Federal government workers (the Bureau of Land Management and National Park Service employees) resulting in delays in the receipt of comments on the EIR/EIS and additional studies requested by the National Park Service.

  There is no assurance that the new EIR will receive the necessary approvals, including approval by the Riverside County Board of Supervisors. In addition, there is no assurance that, even if the new EIR is ultimately certified and all necessary permits are received, there will not be new legal challenges that would further delay the construction and operation of the Landfill Project. Given the legal challenges that have occurred to date, and the controversies that generally surround landfill projects, future legal challenges are likely.

  Two aspects of the litigation involving the EIR that were on appeal have now been resolved. ECEC had appealed the denial of its request for an award of attorneys' fees, but dropped such appeal in 1995. In addition, the conservation group opposed to the Landfill Project appealed the Court's determination that the EIR's discussion about MRF's was adequate and that the Development Agreement was valid. The group contended that the Development Agreement was invalid because MRC was not the current owner of all the land to be used in the Project. On February 16, 1996, the California Court of Appeals announced its decision upholding the trial court's ruling in these two matters, thus ruling in favor of MRC and against the conservation group. There is other litigation and regulatory actions affecting the Landfill Project which are described in more detail in "Item 3. Legal Proceedings" of this Form 10-K Report.

  There can be no assurance that all necessary permits or approvals will be obtained or that they will be obtained within the time periods estimated by MRC or the Company. In addition, any approvals and permits obtained may be subject to future legal challenges, revocation, modification or failure to renew, under various circumstances.

  Proposed BLM Land Exchange. Of the approximately 11,350 acres located at the Eagle Mountain site, the Company currently owns 1,800 acres in fee and has various possessory mining claims with respect to the remaining 9,550 acres. In addition, the Company owns in fee approximately 3,200 acres along the 52-mile railroad right-of-way. The major remaining portion of the Company's railroad right-of-way consists of various private leases and an operating grant from the BLM.

  In conjunction with the landfill permitting process, the Company plans to transfer to the BLM approximately 2,800 acres of Kaiser-owned property along the railroad right-of-way, which property has been identified as prime desert tortoise habitat, in exchange for fee ownership of approximately 3,500 acres of land within the Landfill Project area. Specifically, the Company will receive fee ownership of various non-fee mining interests currently held by the Company near the large open pits. After extensive review and analysis, in October 1993, the BLM issued its Record of Decision approving the land exchange with the Company. The decision of the BLM approving the land exchange was challenged by the filing of appeals with the Interior Board of Land Appeals ("IBLA"), the agency having immediate appellate jurisdiction over the BLM's decision.
However, as discussed in more detail below, in March, 1995, the BLM announced that it would join in Riverside County's additional environmental review, and requested that the IBLA remand the decision on appeal for further agency action. An additional discussion of the appeals is found in the "Legal Proceedings - Litigation" section of this report.

  In a separate but related action to the land exchange, the Company and the BLM also entered into discussions with respect to the extension of the Company's right-of-way to use the railroad, a right-of-way for an existing road and the transfer to the Company of property rights with respect to land at the Eagle Mountain Townsite. All issues with respect to the right-of-way were also resolved as a part of the BLM's Record of Decision. The BLM issued a new 36 mile right-of-way for the Kaiser railroad and a new joint right-of-way for the Eagle Mountain road and its extension to Kaiser and the Metropolitan Water District of Southern California. These right-of-way grants were also appealed to the Interior Bureau of Land Appeals ("IBLA").

  The Record of Decision also approved the termination of the reversionary interest with respect to approximately 460 acres within the Eagle Mountain Townsite. This portion of the Record of Decision was also appealed to the IBLA. See "Item 3. Legal Proceedings - Litigation."

  On March 10, 1995, the BLM announced that it would join with Riverside County's new environmental review by preparing a new or supplemental EIS for the proposed land exchange. This additional review put the land exchange on hold pending completion of the new environmental review process. In its press release announcing its decision, the BLM stated that years of analysis and review had been completed prior to the BLM's approval of the land exchange and that the BLM believed that the document prepared in connection with the proposed exchange remains reliable. However, the BLM noted that new environmental data may be generated by the County on the proposed landfill and that the BLM believed it beneficial to the public to take part in the additional environmental review. Concurrent with this announcement, the BLM requested that the IBLA remand the Record of Decision for further agency action which request was later granted by the IBLA, rendering the appeals moot.

  On March 22, 1995, the Federal Energy Regulatory Commission ("FERC") announced that it was lifting what is known as the Section 24 reservation asserted by ECEC on many of the Federal lands that are the subject of the pending land exchange. This Section 24 reservation has been vacated except for approximately 47 acres. This means a major impediment to the land exchange was substantially eliminated. However, ECEC continues to assert that it will have the power of eminent domain over the Project in the event it is granted a license by FERC to construct its hydro-electric project. ECEC remains an opponent to the Project.

  Competition. The solid waste disposal industry is highly competitive with a few large, integrated waste management firms and a significant number of smaller, independent operators.

  The success of the Landfill Project depends largely upon MRC's ability to secure solid waste disposal contracts from municipalities and waste haulers in this highly competitive environment. The ability of MRC to secure such waste disposal contracts is predicated upon a number of factors including, but not limited to, MRC's ability to (i) charge disposal fees comparable to those of its competitors; (ii) provide financial and environmental safeguards against potential liability; (iii) provide sufficient long-term capacity; and (iv) commence operations prior to the expansion of existing landfills or the opening of other large capacity, rail-haul landfills. Currently, there are over 20 major existing municipal solid waste landfills in Southern California serving the same geographic area as that proposed by the Landfill Project (primarily Los Angeles, Orange, Riverside and San Bernardino Counties). While a number of Southern California landfills are scheduled to close in the next several years as they reach capacity, several of them, including El Sobrante Landfill in Riverside County and Puente Hills in Los Angeles County, are in the process of expanding the permitted capacities of their existing facilities. In addition, several new landfills are being proposed, including a 12,500-ton per day landfill in Los Angeles County at Elsmere Canyon.

  The Company is also currently aware of at least two other enterprises seeking to develop rail-haul, solid waste disposal facilities which would be located in Southern California and would compete directly with the Landfill Project. These proposed cut-and-fill landfills include: (i) a landfill to be developed in a desert site in San Bernardino County by Rail Cycle of Los Angeles, a joint venture between Waste Management, Inc. and the Santa Fe Railway Company, Inc.; and (ii) Mesquite Regional Landfill to be developed in Imperial County by a partnership including Western Waste Industries and SP Environmental Systems, Inc., an affiliate of the Southern Pacific Transportation Company. Both projects are being developed by well established waste management companies which control significant waste streams in Southern California as a result of their waste hauling businesses. Both California rail haul projects received certification of their respective EIR, in late 1995. Given the need to submit a new EIR/EIS for the Project, these projects may be considered further along in the permitting process than MRC. Like the Landfill Project, both projects face opposition.

  Competition also extends to rail-haul landfills in the states of Arizona, Utah and Washington. In Utah, East Carbon Development Corp. operates a rail-haul landfill capable of receiving waste from Southern California and it is actively marketing its services to waste generators in Southern California. In addition, BFI, the former majority shareholder of MRC, operates a landfill in La Paz County, Arizona, with planned rail access, which will compete for Southern California waste.

  To a lesser extent, the Landfill Project will also compete with alternatives to landfills, such as recycling and "waste-to-energy" projects.

  Disposal Fees. While the Company believes that it will take several years for MRC's projected disposal fees to be aligned at competitive levels with other urban landfills, it also currently believes that the advantages afforded by the Eagle Mountain site should enable it, in the long term, to compete effectively with both existing and other proposed landfills. Within the last year, there has been a general reduction in disposal or "tipping fees" in several areas of Southern California. The reduction in tipping fees was accelerated with the bankruptcy of Orange County, California. As a means of generating revenue, Orange County reduced its tipping fee to out-of-county trash from $38.50 to as low as $18.00 per ton depending upon the length of the time commitment. Trash generated within Orange County still pays approximately $38.50 per ton tipping fee. Riverside County recently proposed adopting a two tier tipping fee structure. The tipping fee would be $30.00 for direct haul to a landfill and $25.00 if the waste is processed through a transfer station or materials recycling facility. Facing the loss of waste from its system, San Bernardino County is considering dropping its tipping fee from $35.50 per ton to $32.00, $31.00, $30.00 and $29.00 per ton with five (5), ten (10) and fifteen
(15) year commitments, respectively.

  Management believes that the advantages afforded by the Eagle Mountain site should enable it, in the long term, to compete effectively with both existing and other proposed landfills. In addition, the success of the Project depends upon the development of the anticipated shortage in landfill capacity in Southern California over the next several years. However, there is no assurance that the Company is currently able or will be able to compete effectively with anticipated landfill space and pricing competition or that other forms of competition will not result.

EMPLOYEES

  As of March 22, 1996, Kaiser had 25 full-time and 3 part-time employees. In addition, as of March 22, 1996, MRC, the Company's subsidiary had 5 full-time employees and 1 part-time employee.


ITEM 2.  PROPERTIES

OFFICE FACILITIES

  The Company's principal offices are located at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764. The Company leases approximately 7,500 square feet in Ontario, California, pursuant to a lease agreement expiring in August, 1999. The Company also maintains offices on the Mill Site Property, at the Eagle Mountain site and in Denver, Colorado. MRC leases an office in Palm Desert, California for a term that expires in August, 1997, and maintains an office at the Eagle Mountain Site.

EAGLE MOUNTAIN, CALIFORNIA

  The Kaiser Eagle Mountain idle iron ore mine and the adjoining Eagle Mountain Townsite are located in Riverside County, approximately ten miles northwest of Desert Center, California. Desert Center is located on Interstate 10 between Indio and Blythe. The heavy duty maintenance shops, and electrical power distribution system have been kept substantially intact since the 1982 shutdown. The Company also owns several buildings, a water distribution system, a sewage treatment facility, and related infrastructure. The Eagle Mountain Townsite includes more than 300 single family homes, approximately 100 of which have been renovated and are currently in use. Most of the houses in use are leased to Management and Training Corporation ("MTC") for use in conjunction with a permitted 500-bed community-custody facility operated under a contract with the California Department of Corrections. Utilization of the remaining houses and related facilities will require additional renovation activities plus approval by Riverside County of a Townsite Specific Plan.

  In and around the Eagle Mountain area the Company has various possessory mining claims on 9,555 acres and holds 1,800 acres in fee simple. In addition, the Company and BLM are working toward a land exchange. See "Part I, Item 1. Business" with respect to the proposed land transfer between the Company and the BLM.

  The Company owns six deep water wells, of which two are currently being used, and two booster pump stations that serve the Eagle Mountain mine and townsite.

RAILROAD

  To transport ore from the Eagle Mountain mine to the mill site (see below), KSC constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. The Company owns in fee approximately 10% of the 52-mile railroad right-of-way. The major remaining portion of the railroad right-of-way consists of various private leases and an operating right-of-way from the BLM. As a part of its Record of Decision the BLM issued a new railroad right-of-way to the Company. However, with the recent decision of the BLM to reconsider its Record of Decision, the new railroad right-of-way is currently considered still pending. The railroad is included in the lease to MRC for the Landfill Project. See "Part I, Item 1. Business."

FONTANA, CALIFORNIA

  With the acquisition of approximately 460 acres by The California Speedway Corporation for the construction of TCS, the Company now owns approximately 715 acres near Fontana, California. All of the Company's property is debt free with the exception of the West End and Valley Boulevard parcels which total approximately 282 acres. The West End and Valley Boulevard parcels are subject to an outstanding note with an approximate principal balance of $5,400,000. Located on the Mill Site Property is extensive infrastructure; including, water, wastewater and sewage treatment facilities, and several single-story office, storage and industrial buildings. However, all the buildings previously on the Central Mill Site Property have been demolished as part of the development of TCS. The Company has historically had a number of short-term lease arrangements with unaffiliated entities for portions of this property.

  There is one active deep water well on the property, with capacity significantly in excess of the current water needs for the property. Another deep water well formerly owned by the Company is located on the property acquired by The California Speedway Corporation, although it was taken out of service due to the development of TCS. It is anticipated that the Company's water well currently used on the Central Mill Site will be taken out of service and a third party will provide water to users of the Mill Site Property. However, even with a third party providing water, the well may still be used for irrigation purposes. See "Part I, Item 1. Business." The Company originally had adjudicated water rights to extract 2,930 acre-feet of water per year for use on the property. However, the Company as part of the transaction with PMI and the Company's agreement to sell a portion of these water rights to California Steel Industries, Inc. ("SCI"), an adjoining landowner, in connection with the proposed settlement of certain disputes and litigations with such company, the Company will own the following water rights associated with the Mill Site Property: (i) 525 annual acre feet; (ii) 475 annual acre feet as tenants in common with The California Speedway Corporation which has the right of first use; and (ii) 630 acre feet in common with CSI, with CSI having the first right of use through June 30, 2204 and the Company thereafter having the first right of use. See "Item 3. Legal Proceedings." In addition, the Company currently has rights to approximately 5,000 acre-feet of water in storage, effective as of December, 1995. Pursuant to a settlement agreement reached with the California Regional Water Quality Control Board in 1993, the Company is obligated to contribute 1,000 acre feet of water per year for 25 years for the purposes of a regional de-salter project. In 1995, the Company contributed 18,000 acre feet of water in storage which satisfies the Company's obligation under the settlement agreement for the next 18 years. See "Item 3. Legal Proceedings."

  Further, the DTSC has determined that limited portions of the property require environmental remediation. The Company is working with the DTSC to remediate the impacted areas. As discussed in

"Item 1. Business - Environmental," the Company undertook significant remediation activities in 1995. The major environmentally impacted areas of the property on which TCS is being built were remediated in 1995. The remedial action plan for the tar pits area has been approved and the remedial action plan for the area known as the upper Chemwest facility was also approved. As a result of the Company's experience in remediating the limited portion of the motorsports complex requiring remediation, the Company is evaluating other alternatives for the remediation of the remaining impacted areas of its property. See "Item 1. Business."

LAKE TAMARISK, CALIFORNIA

  Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development Corporation ("LTDC"), a wholly-owned subsidiary of the Company, owns 77 improved lots including one residential structure. LTDC also owns a 240-acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk.

OTHER REAL ESTATE PROPERTIES

  The Company owns numerous small land parcels and iron ore deposits in the high desert area of Southern California, including the Silver Lake Mine west of Baker, California and 190 acres near Afton Canyon.

FONTANA UNION WATER COMPANY

  The Company, through a wholly owned subsidiary, owns 7,632 5/8 shares or approximately 51% of the outstanding stock of Fontana Union, a California mutual water company. These shares entitle the Company (or its lessee) to receive, at cost, its proportionate share of Fontana Union's water. Fontana Union owns surface and groundwater rights in the Fontana, California area with annual average production of approximately 38,000 acre-feet (including currently approximately 4,000 acre feet relating to the annual Chino Basin agricultural pool transfer). The Company's shares of Fontana Union stock are currently leased to the Cucamonga County Water District. The Fontana Union shares and the lease of such shares to Cucamonga County Water District are currently pledged as collateral for the Company's $20,000,000 revolving-to-term credit facility. See "Item 1. Business - Water Resources." The Company is currently in a rate dispute with Cucamonga Water. See "Item 3. Legal Proceedings."


ITEM 3.  LEGAL PROCEEDINGS

  The Company, in the normal course of its business, is involved in various claims and legal proceedings. Except for those matters described below, management believes these matters will not have a material adverse effect on Kaiser's business or financial condition. Significant legal proceedings, including those which may have a material adverse effect on the Company's business or financial condition, are summarized as follows:

LITIGATION

  Eagle Mountain EIR Litigation. This litigation involved three separate legal challenges to the EIR for the Landfill Project certified by the Riverside County Board of Supervisors in October, 1992. These cases were heard in the San Diego Superior Court. This litigation and its impact on MRC and the Company are discussed in detail in "Part I, Item 1. Business - Municipal Solid Waste Management - Landfill Project - Government Regulation/Permitting" starting on page 15 of this Form 10-K Report. The Court's decisions have required MRC to prepare a new EIR. The litigation is still considered technically outstanding as the San Diego Superior Court retains jurisdiction to determine if the new EIR complies with its rulings. MRC and the Company initially appealed the Court's decisions, but withdrew such appeals to focus its efforts on re-permitting the Landfill Project. One of the plaintiffs appealed and later withdrew its appeal of the denial of its request for the award of attorneys fees. Another one of the plaintiffs, National Parks and Conservation Association, appealed the trial court's conclusion that the discussion of MRF in the EIR was adequate and that the Development Agreement was valid. On February 16, 1996, the California Court of Appeals (Case No. D022183 - Superior Court No. 662907) announced its decision upholding the trial court's rulings on these matters resolving these issues in MRC's favor.

  BLM Land Exchange. As discussed in more detail in "Item 1. Business," the BLM issued, in October 1993, its Record of Decision approving the proposed BLM/Kaiser land exchange. Sixteen parties appealed the BLM's decision to the IBLA. These were generally the same parties that were involved in the litigation before the San Diego Superior Court over the EIR for the Landfill Project. In sum, the appealing parties argued that the federal EIS was deficient on the same grounds as determined by the San Diego Superior Court. However, these appeals were rendered moot when in March 1995, the BLM announced that it would join with Riverside County in completing a new EIR/EIS for the proposed Eagle Mountain landfill and land exchange and the IBLA returned the BLM's record of decision for further agency action.

  Another of the items in contention was whether ECEC would take action to block the land exchange due to its position that the withdrawal of the land by the BLM does not affect its subsequently filed power site reservation for its proposed hydro-electric pump storage project. On March 22, 1995, the Federal Energy Regulatory Commission ("FERC") announced that it would grant the BLM's request to vacate the power site reservation on all the lands involved in the proposed land exchange except for approximately 47 acres.

  Finally, while not directly a part of the BLM land exchange dispute, MRC and the Company will continue to take appropriate actions to oppose the license application ECEC filed with FERC for the construction and operation of a proposed hydro-electric pump storage project that would utilize a significant portion of the Company's Eagle Mountain Site. However, due to the nature of the FERC process, it may be a substantial period of time before MRC's and the Company's objections are considered by FERC.

  California Steel Industries, Inc. ("CSI"). In mid-1994, the Company and California Steel Industries, Inc. ("CSI") reached a tentative settlement of all their disputes. The Company and KSC Recovery, Inc., (the successor to the bankruptcy estate of Kaiser Steel Corporation) have been in an adversarial relationship for a number years with CSI. In 1984, CSI purchased approximately 340 acres of land together with the rolling and finishing steel mills of Kaiser Steel Corporation ("KSC"). The disputes include, among others, the ownership of certain water rights associated with the Mill Site Property and the groundwater remediation agreement the Company reached with the California Regional Water Quality Control Board. CSI has also been asserting a substantial claim for environmental liabilities and resulting property damage against the KSC bankruptcy estate managed by KSC Recovery, Inc. In the context of the bankruptcy proceedings, CSI asserted that the Company was liable for alleged environmental contamination of the property it acquired from KSC. CSI has generally been unsuccessful to date in these efforts.

  Due to the complexity of the issues involved, it took a substantial period of time to document the tentative settlement in 1994. The final settlement agreement was executed by all the parties in November, 1995 with all the approvals and contingencies to consummating the settlement agreement obtained and satisfied by year-end. The closing documents and consideration are currently held in escrow pending final distribution.

  The settlement with CSI is generally in accordance with the terms previously disclosed. All claims for environmental liability against the Company and KSC Recovery, Inc., are resolved with CSI receiving a $27,500,000 unsecured
Class 4A claim in the KSC Recovery, Inc. bankruptcy estate. The allowance of such a claim did not have a financial impact on the Company. The Company is selling to CSI a portion of certain water rights associated with the Mill Site Property. These annual water rights, which the Company currently owns are different from and unrelated to the water rights represented by the Fontana Union stock leased to Cucamonga Water. Under the terms of the settlement, the Company is selling to CSI rights to 1,300 acre feet of water for $3,250,000. An additional 630 acre feet of water will be considered "jointly owned" by CSI and the Company. CSI will have the first right to use such water for the next nine years. Starting in July 2004, the Company will have the first right to use such water. The Company will receive compensation for CSI's use of all or any portion of the annual rights to this 630 acre feet of water.

  The Company is also selling to CSI the majority of the Company's discharge units into the regional non-reclaimable wastewater line, and is entering into a services agreement pursuant to which the Company provides sanitary sewer services to CSI. See "Part I, Item 1,. Business - Sewer Services" for a more detailed discussion of the sewer services provided to CSI.

  Finally, under the terms of settlement, the Company will pay to CSI the equivalent of one-third (1/3) of any net sums it may collect in settlements or by judgments in the Company's litigation against its former general casualty and property insurance carriers after deducting: (i) all expenses, fees and costs associated with such litigation up to $5,000,000; (ii) the costs of defending against CSI's various claims up to $850,000; and (iii) the Company's receipt of the first $5,200,000 of any proceeds. As noted in "Item 1 - Business - Environmental" the Company has successfully settled such litigation.

  Warburton Litigation. The Company and KSC were named as cross-defendants in certain litigation in the U.S. Federal District Court for the District of Northern California (Case No. C-93-1114 CW) commenced by IMACC Corporation ("IMACC") against Dorothy Warburton ("Warburton") and others seeking a determination of liability, contribution and indemnification for the costs of environmental remediation for two sites that had been used at one time by IMACC in conjunction with its barrel reconditioning business. Warburton is the owner of the sites in question. At one time, KSC, through a wholly owned subsidiary, owned the business now operated by IMACC. Certain other Warburton family defendants are claiming that they should be indemnified by KSC's subsidiary or by the Company for actions they took while officers of the KSC subsidiary. The total damages claimed are unknown although the clean-up costs for the two sites are presently estimated to range from $5,500,000 to approximately $8,000,000 (approximately $5,000,000 less than previously estimated). The Company through its bankruptcy and reorganization has already settled any liability it may have had with IMACC and state environmental regulators for the applicable sites. In addition, under a previous agreement with IMACC, IMACC is to defend, indemnify and hold the Company harmless from any such liability. IMACC has been defending this lawsuit on behalf of the Company. The Company currently believes it has numerous defenses in the litigation, as well as indemnification coverage from IMACC, therefore, no provision for any potential loss has been made in the accompanying financial statements.

  Asbestos Claims. The Company along with KSC are currently named in approximately nine active asbestos litigation suits. The Company and KSC have been previously named in other asbestos suits but for various reasons those suits are not currently being pursued. Most of the plaintiffs alleged that they worked in ship yards in the Oakland/San Francisco, California area and that KSC was in some manner associated with one or more shipyards or has successor liability from another "Kaiser" entity. Most of these lawsuits are third party premises claims and involve multiple defendants claiming injury resulting from exposure to asbestos. The Company anticipates that it will be named as a defendant in additional asbestos lawsuits. All of the complaints are non-specific. As such it is not practical at this time to determine the true nature and extent of the claims against the Company and KSC. To date, several, but not all, of the plaintiffs have agreed that they will not personally pursue the Company, but they have been granted the right to pursue the Company's insurance coverage, to the extent there is coverage. The Company currently believes that it does have insurance coverage for at least a portion of the claims and has tendered these suits for defense. The Company also currently believes that it has various defenses to these claims, including the discharge granted to it in connection with KSC's bankruptcy reorganization. However, this is an evolving area of the law and the factual discovery with respect to these lawsuits was just recently commenced.

  City of Ontario Litigation. On February 27, 1996, the City of Ontario, California served on the Company a complaint filed in San Bernardino County Superior Court (City of Ontario v. Kaiser Ventures Inc., et al.; Case No. RCV 17334). In sum, the complaint alleges that a plume or plumes containing organic carbon, dissolved solids and mercury originating from the Company's Mill Site Property due to activities of KSC and/or a former tenant of the Mill Site Property have impacted one of the City of Ontario's water wells. Ontario seeks reimbursement for remedial costs, replacement of the allegedly impacted well and replacement or improvement or refurbishment of related facilities. The Company has just commenced investigating the allegations and will aggressively undertake defense of this lawsuit.

INSURANCE COVERAGE LITIGATION

  In 1989 the Company initiated litigation against a number of insurance companies which had provided comprehensive general liability coverage to KSC seeking, among other things, the costs of environmental remediation. This lawsuit was successfully settled with the principal insurance carrier defendants in 1995. For a more detailed explanation of this litigation see "Item 1. Business - Property Redevelopment - Environmental."

BANKRUPTCY CLAIMS

  The Company's predecessor, KSC, was in reorganization under Chapter 11 of the United States Bankruptcy Code from February 1987 until November 1988. Pursuant to the KSC Plan of Reorganization (the "KSC Plan"), the Company has established a subsidiary, KSC Recovery, which is engaged in the process of pursuing certain legal actions on behalf of the former creditors of KSC and handling the remaining administrative duties of the KSC bankruptcy estate, including claims resolution. All litigation and bankruptcy administration costs are borne by KSC Recovery, which maintains a cash reserve from previous litigation and other recoveries to fund anticipated ongoing litigation and administration costs. The major remaining claims in the bankruptcy estate were resolved in 1995, including the CSI claim discussed above. Resolution of these claims will allow for a distribution of cash and stock to the unsecured creditors of the KSC bankruptcy estate in the second quarter of 1996.

Consistent with KSC Recovery's role as an agent of the former KSC creditors, the Company's consolidated statements of operations and cash flows do not reflect any of KSC Recovery's activities.

  From time-to-time, various other environmental and similar types of claims, such as the asbestos litigation mentioned above, that relate to KSC pre-bankruptcy activities are asserted against KSC and the Company. In connection with the KSC Plan, the Company, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the KSC Plan, except as otherwise provided by the KSC Plan and by law. Although the Company believes that in general all pre-petition claims were discharged under the KSC Plan, in the event any of these claims or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock commenced trading on the NASDAQ National Market System in the fourth quarter of 1990 under the symbol "KSRI." In June, 1993, Kaiser changed its name to Kaiser Resources Inc. and symbol to "KRSC." Most recently, the Company changed its name, in June 1995, to Kaiser Ventures Inc., but its trading symbol remained the same. The following table sets forth the high and low reported sale prices of the Company's Common Stock for the periods indicated, as reported on the NASDAQ National Market System.

                      LOW      HIGH
                    -------   -------
1995:
Fourth quarter.....  $ 9.13    $13.00
Third quarter......  $ 6.38    $ 9.75
Second quarter.....  $ 6.25    $ 8.00
First quarter......  $ 5.25    $ 8.25

1994:
Fourth quarter.....  $ 5.50    $ 8.50
Third quarter......  $ 6.50    $12.00
Second quarter.....  $10.50    $15.50
First quarter......  $14.25    $17.50

  As of March 22, 1996, there were 2,973 holders of record of the Company's Common Stock.

  As of March 22, 1996 the Company held 136,919 shares that are deemed outstanding but reserved for issuance to the former general unsecured creditors of KSC pursuant to the KSC Plan. A substantial portion of the shares reserved for the benefit of the KSC general unsecured creditors were distributed in 1995, and effective as of March 15, 1996.

  The Company has neither declared nor paid any cash dividends on its Common Stock since emerging from the KSC bankruptcy in November 1988 and does not intend to declare dividends on its Common Stock in the foreseeable future. Any future decisions by the Company to pay cash dividends will depend upon its growth, profitability, financial condition and other factors the Board of Directors may deem relevant. The Company presently intends to retain its earnings to finance the development and expansion of its business and for use in connection with future acquisitions.

ITEM 6.  SELECTED FINANCIAL DATA

  The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included herein.

SELECTED STATEMENT OF INCOME DATA
FOR THE YEARS ENDED DECEMBER 31:               1995           1994            1993            1992           1991
                                           ------------   -------------   -------------   ------------   ------------
Total revenues...........................   $11,108,000    $12,471,000     $10,591,000    $ 9,944,000    $ 8,635,000

Costs and expenses.......................     8,071,000      8,611,000       8,144,000      7,789,000      7,367,000
                                            -----------    -----------     -----------    -----------    -----------

Income from operations...................     3,037,000      3,860,000       2,447,000      2,155,000      1,268,000

Net interest expense (income)............       587,000       (173,000)       (466,000)      (341,000)      (494,000)
                                            -----------    -----------     -----------    -----------    -----------

Income before income tax provision
 and extraordinary loss..................     2,450,000      4,033,000       2,913,000      2,496,000      1,762,000

Taxes currently payable..................           ---        125,000          50,000            ---            ---
Deferred tax expense.....................       721,000            ---             ---            ---            ---
Deferred tax expense credited to equity..       335,000      1,621,000       1,171,000      1,027,000        677,000
                                            -----------    -----------     -----------    -----------    -----------

Income before extraordinary loss.........     1,394,000      2,287,000       1,692,000      1,469,000      1,085,000

Extraordinary loss (net of taxes)........           ---      2,233,000             ---            ---            ---
                                            -----------    -----------     -----------    -----------    -----------

Net income...............................   $ 1,394,000    $    54,000     $ 1,692,000    $ 1,469,000    $ 1,085,000
                                            ===========    ===========     ===========    ===========    ===========

Earnings per share
   Before extraordinary loss.............          $.13           $.21            $.16           $.14           $.11
   After extraordinary loss..............          $.13           $.01            $.16           $.14           $.11

Weighted average number of
shares outstanding.......................    10,671,665     10,671,154      10,604,122     10,176,367     10,109,450


SELECTED BALANCE SHEET DATA
AS OF DECEMBER 31:.......................          1995           1994            1993           1992           1991
                                            -----------    -----------     -----------    -----------    -----------

Cash, cash equivalents and
 short-term investments..................   $10,937,000    $ 6,829,000     $15,922,000    $ 8,110,000    $ 9,111,000
Working capital..........................     9,014,000      2,433,000      13,020,000      9,679,000      9,936,000
Total assets.............................    94,703,000     81,578,000      74,676,000     66,162,000     63,715,000
Long-term debt...........................     5,342,000      5,700,000             ---            ---            ---
Long-term environmental
  remediation reserves...................     6,931,000      1,667,000       1,799,000      6,006,000      6,107,000
Stockholders' equity.....................    68,697,000     66,802,000      66,664,000     57,751,000     55,194,000

(1) The deferred tax expense credited to equity represents taxes that are recorded by the Company for financial reporting purposes, but are not payable due to the Company's utilization of Net Operating Loss ("NOL") benefits from losses arising prior to and through the KSC bankruptcy. Although the amount of this benefit is not included in net income, stockholders' equity is increased in an amount equal to the NOL tax benefit reported. NOL carryforwards at December 31, 1995, were approximately $117,000,000 and $16,000,000, for federal and California income tax purposes, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an emerging asset development company pursuing projects and activities related to water resources, property redevelopment and solid waste management. The Company's long-term emphasis is on the development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) approximately 750 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); and (iii) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite"). During 1995, the Company recognized revenues primarily from the lease of its interest in Fontana Union and from the redevelopment of its Eagle Mountain Townsite. In November, 1995, the Company completed a transaction with Penske Motorsports, Inc. ("PMI") whereby a subsidiary of PMI, The California Speedway Corporation, acquired approximately 460 acres of the Central Mill Site Property for the development of a motorsports complex in exchange for a 15% interest in PMI (which currently is 10.6% after the Offering). Since such transaction, PMI has become a public company. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the development of a joint venture of a transfer station and materials recycling facility on the Mill Site Property ("Mill Site MRF"); and the redevelopment of industrial and commercial parcels of land adjoining The California Speedway and the Mill Site MRF. See "Item 1. Business" for additional information concerning these projects.

  As previously disclosed in it's 1995 Form 10-Q Reports, the Company, in January, 1995, acquired a 70% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project") (see "Item 1. Business"). Concurrent with this acquisition, MRC and the Company amended the MRC Lease to terminate the minimum monthly rent payments by MRC to the Company. Consequently, the Company did not receive any rent payments from MRC during 1995 nor will it in the future until commencement of operations at the Landfill Project. The transaction was treated as a purchase, and the assets acquired and liabilities assumed were recorded at their fair market value. In addition, the Company decided in June, 1995 to provide up to approximately $5.25 million in equity or other funding to MRC. The Company's funding of MRC will be in stages over the next two years and will be subject to periodic review by the Company's Board of Directors. The first stage of funding was a private placement involving the Company and several other MRC shareholders, who jointly agreed to provide up to $3.2 million in equity to MRC in order to support the continued permitting and development of the Landfill Project through mid-1996. The Company's share of the first stage funding was $2,432,000 of which $1,840,000 was funded during 1995 and $592,000 during
January, 1996. The Company's current ownership interest in MRC is approximately 72%. The Company and other MRC shareholders agreed, during the first quarter of 1996, to a second private placement to provide up to an additional $2.8 million to MRC, of which the Company's maximum share is $2.1 million. The second private placement will support the continued permitting and development of the Landfill Project through the end of 1996. While the Company has made the decision to invest up to approximately $5.25 million in equity in MRC, the Company is not obligated to provide additional funding to MRC beyond its current commitments. The Company is consolidating MRC for financial statement purposes.

PRIMARY REVENUE SOURCES

ONGOING OPERATIONS

  The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga County Water District ("Cucamonga Water"). Property redevelopment revenues primarily reflect housing rental income, aggregate rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite, and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Joint venture revenues reflect Kaiser's income related to those equity investments (primarily PMI) and joint ventures which the Company accounts for under the equity method. Prior to 1995, waste management revenues reflected the minimum lease payments under MRC's 100-year lease in connection with the Landfill Project.

INTERIM ACTIVITIES

  Revenues from interim activities are generated from various sources primarily related to the Mill Site Property. Significant components of interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, water and wastewater treatment service revenues, revenues from the sale of recyclable materials and other miscellaneous interim activities. However, excluding the one-time $2.2 million gain on the sale of water rights to CSI, the revenues generated by interim activities were substantially diminished in 1995 as a result of the development of The California Speedway.

SUMMARY OF REVENUE SOURCES

  Due to the development nature of certain Company projects and the Company's recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See "Part I, Item 1. Business" for a discussion of recent material events affecting the Company's revenue sources.

RESULTS OF OPERATIONS

ANALYSIS OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1995 AND 1994

  An analysis of the significant components of the Company's resource revenues for the year ended December 31, 1995 and 1994 follows:

                                          YEAR ENDED DECEMBER 31,
                                  ----------------------------------------
                                     1995          1994      % INC. (DEC)
                                  -----------   ----------   -------------
ONGOING OPERATIONS
    Water resource                 $4,974,000   $4,820,000             3%
 Property redevelopment               998,000    1,052,000            (5%)
 Joint venture                        162,000          ---           100%
    Waste management                      ---    2,400,000          (100%)
                                   ----------   ----------          ----
    TOTAL ONGOING OPERATIONS        6,134,000    8,272,000           (26%)
                                   ----------   ----------          ----


                                                      YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------
                                               1995            1994        % INC. (DEC)
                                           -------------   -------------   -------------
INTERIM ACTIVITIES
 Lease and royalty                            1,450,000       1,250,000             16%
 Service                                        419,000       1,875,000            (78%)
 Sale of water rights to CSI                  2,200,000             ---            100%
 Miscellaneous                                  905,000       1,074,000            (16%)
                                            -----------     -----------            ---
 TOTAL INTERIM ACTIVITIES                     4,974,000       4,199,000             18%
                                            -----------     -----------            ---
 TOTAL RESOURCE REVENUES                    $11,108,000     $12,471,000            (11%)
                                            ===========     ===========            ===
REVENUES AS A PERCENTAGE OF TOTAL
 RESOURCE REVENUES:
 Ongoing operations                                  55%             66%
 Interim activities                                  45%             34%
                                            -----------     -----------
     TOTAL RESOURCE REVENUES                        100%            100%
                                            ===========     ===========

  Resource Revenues. Total resource revenues for 1995 were $11,108,000, as compared to $12,471,000 for 1994. Revenues from ongoing operations declined 26% during the year to $6,134,000 from $8,272,000 in 1994, while revenues from interim activities increased 18% to $4,974,000 from $4,199,000 in 1994.
Revenues from ongoing operations as a percentage of total revenues decreased to 55% in 1995 from 66% in 1994; however, excluding the non-recurring gain on the sale of water rights to CSI, ongoing operations represented 69% of total revenues.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga Water were $4,974,000 during 1995 as compared to $4,820,000 for 1994. The 3% increase in water revenues during the year reflects the July, 1995 5.1% increase in water rates of The Metropolitan Water District of Southern California ("MWD") offset by a small decline, from 56.11% in 1994 to 55.53% in 1995, in the Company's effective interest in Fontana Union. As previously disclosed, the expected decline in the Company's effective interest in Fontana Union is due to an increase in the number of Fontana Union shareholders taking water. However, the Company's effective interest in Fontana Union's water cannot fall below its equity interest of 50.9%. MWD, effective July 1, 1995, implemented changed rates and a changed rate structure which has resulted in a continuing lease interpretation dispute with Cucamonga Water regarding the extent of the MWD rate increase. The total amount of lease payments in dispute as of December 31, 1995 is approximately $80,000.

  Property redevelopment revenues were $998,000 for 1995 as compared to $1,052,000 for 1994. The 5% reduction from 1994 primarily represents lower aggregate and rocks sale revenues at Eagle Mountain.

  Joint venture revenue increased 100% to $162,000 as a result of the project service fee due from PMI.

  There were no waste management revenues during 1995 compared to $2,400,000 in 1994 as a result of the Company's acquisition of a 70% equity interest in MRC effective January 1, 1995, and the elimination of MRC's minimum monthly rent payments to the Company. Elimination of the maximum monthly rent payments will not, however, affect the payments due the Company upon the commencement of landfill operations.

  Interim Activities. Revenues from interim activities for 1995 were $4,974,000 as compared to $4,199,000 for 1994. As noted above, the 18% increase in revenues from interim activities in 1995 is primarily attributable to the $2.2 million gain on the sale of water rights to CSI and higher scrap revenues being partially offset by lower levels of service revenues under the amended Services Agreement with

CSI and lower miscellaneous revenues. It is anticipated that in 1996, these revenues will substantially decrease because of both the non-recurring nature of the sale of water rights to CSI and the development of The California Speedway.

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for 1995 declined to $3,870,000 from $5,155,000 in 1994. Operations and maintenance costs for 1995 were $1,496,000 compared to $1,970,000 for 1994. The 24%
decrease in 1995 operations and maintenance costs was primarily due to lower expenses associated with the reduced levels of services being provided to CSI and lower property taxes at the mill site. Administrative support expenses for 1995 decreased 25% to $2,374,000 from $3,185,000 for 1994. The decrease was primarily due to non-recurring environmental cleanup costs in 1994 relating to two mill site tenants that went out of business and lower legal expenses.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for 1995 increased 22% to $4,201,000 from $3,456,000 for 1994. The increase was due primarily to expenses related to the departure of the Company's President and CEO and the resulting management realignment.

  Net Interest Expense (Income). Net interest expense for 1995 was $587,000, compared with net interest income of $173,000 in 1994. The fluctuation was due primarily to lower average cash balances on hand during 1995 and interest expense on the $6.0 million note issued as part of the purchase of properties from the Lusk Joint Ventures in July, 1994.

  Income and Income Tax Provision. The Company recorded income before income tax provision of $2,450,000 for 1995, a 39% decrease from the $4,033,000 recorded in 1994. A provision for income taxes of $1,056,000 was recorded in 1995 as compared with $1,746,000 in 1994. All of the income tax provision in 1995 and over 90% of the tax provision in 1994 are not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOL's"). Consequently, pretax income is an important indicator of the Company's performance.

  Income Before Extraordinary Loss. For 1995, the Company reported income before extraordinary loss of $1,394,000, or $.13 per share, a decrease of 39% from the $2,287,000, or $.21 per share, reported for 1994.

  UMWA Extraordinary Loss (Net of Taxes). As previously disclosed, the Company, together with Kaiser Coal and KSC Recovery, settled all outstanding claims with the UMWA Combined Benefit Fund and 1992 Benefit Trust in 1994. The Company's share of the settlement was $3,788,000. As a result, for 1994 the Company recorded an extraordinary loss (net of taxes) of $2,233,000.

  Net Income. For 1995, the Company reported net income after extraordinary items of $1,394,000, or $.13 per share, a 26 fold increase from the $54,000, or $.01 per share, reported for 1994.

ANALYSIS OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

  An analysis of the significant components of the Company's resource revenues for the years ended December 31, 1994 and 1993 follows:

                                           YEAR ENDED DECEMBER 31,
                                   ----------------------------------------
                                      1994          1993       % INC. (DEC)
                                   -----------   -----------   ------------
ONGOING OPERATIONS
 Water resources                    $4,820,000    $4,263,000            13%
 Property redevelopment              1,052,000       920,000            14%
 Waste management                    2,400,000     1,300,000            85%
                                    ----------    ----------

     TOTAL ONGOING OPERATIONS        8,272,000     6,483,000            28%
                                    ----------    ----------

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1994            1993       % INC. (DEC)
                                           -------------   ------------   -------------
INTERIM ACTIVITIES
 Lease and royalty                            1,250,000      1,025,000             22%
 Service                                      1,875,000      2,676,000            (30%)
 Miscellaneous                                1,074,000        407,000            164%
                                            -----------
     TOTAL INTERIM ACTIVITIES                 4,199,000      4,108,000              2%
                                            -----------    -----------
     TOTAL RESOURCE REVENUES                $12,471,000    $10,591,000             18%
                                            ===========    ===========

REVENUES AS A PERCENTAGE OF TOTAL
 RESOURCE REVENUES:
 Ongoing operations                                  66%            61%
 Interim activities                                  34%            39%
                                            -----------    -----------
     TOTAL RESOURCE REVENUES                        100%           100%
                                            ===========    ===========

  Resource Revenues. Total resource revenues for 1994 were $12,471,000 as compared to $10,591,000 for 1993. For 1994, revenues from ongoing operations increased 28% to $8,272,000 from $6,483,000 in 1993, while revenues from interim activities increased 2% to $4,199,000 from $4,108,000 in 1993. Revenues from ongoing operations as a percentage of total revenues amounted to 66% in 1994 as compared to 61% in 1993.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga Water were $4,820,000 during 1994 as compared to $4,263,000 for 1993. The Fontana Union Lease was amended in July 1993, retroactive to January 1, 1993, in order to establish fixed quantities of water for most of the water resources upon which the Fontana Union Lease is based. As a result, revenues for 1994 and 1993 reflect the fixed quantities in the amended Fontana Union Lease. The 13% increase in water revenues for 1994 primarily reflects the 5.3% and 18.2% increases in water rates of MWD, that were implemented in July 1994 and July 1993, respectively. These rate increases were partially offset by a decline in the Company's effective interest in Fontana Union from 57.95% in 1993 to 56.11% in 1994.

  Property redevelopment revenues for this time period were $1,052,000 for 1994 compared to $920,000 for 1993. The 14% increase reflects increased tenant rental income and aggregate/rock sales at Eagle Mountain.

  Waste management revenues increased 85% during 1994 to $2,400,000 from $1,300,000 for 1993 as MRC's minimum lease payments increased from $100,000 to $200,000 per month in December 1993.

  Interim Activities. Revenues from interim activities for 1994 were $4,199,000 as compared to $4,108,000 for 1993. The 2% increase in revenues from interim activities in 1994 over 1993 is primarily attributable to higher miscellaneous revenues associated with property tax refunds for the Mill Site Property and other receipts from KSC Recovery plus additional tenant rental income from the West End and Valley Boulevard properties ("Lusk Properties") that were purchased from the joint ventures between Kaiser and The Lusk Company ("Lusk Joint Ventures") in July 1994 ("Lusk Purchases") being partially offset by lower service revenues from CSI under the tentative settlement agreement.

  Resource Operating Costs. Operations and maintenance costs for 1994 were $1,970,000 compared to $2,167,000 for 1993. The 9% decrease in 1994 was due primarily to a reduction in expenses associated with the CSI Services Agreement, better cost controls and better utilization of manpower.

Administrative support expenses for 1994 increased by 26% to $3,185,000 from $2,524,000 for 1993 due primarily to environmental cleanup costs at the Mill Site Property related to two interim tenants who went out of business and higher legal expenses related both to the MRC settlement with Browning Ferris Industries ("BFI") and to regulatory and litigation proceedings involving the Federal Energy Regulatory Commission with regard to Eagle Crest Energy Company's ("ECEC") proposed hydro-electric project on the Company's Eagle Mountain property.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for 1994 at $3,456,000 were consistent with the $3,453,000 in expenses reported for 1993.

  Net Interest Income (Expense). Net interest income for 1994 was $173,000, compared with $466,000 for 1993. The 63% decrease in net interest income in 1994 was primarily due to the purchase of properties from the Lusk Joint Ventures in July 1994, which involved the payment of approximately $9,000,000 of cash and the issuance of a $6,000,000 note.

  Income and Income Tax Provision. The Company recorded income before income tax provision of $4,033,000 for 1994, a 38% increase over the $2,913,000 recorded for 1993. A provision for income taxes of $1,746,000, before extraordinary loss, was recorded in 1994 as compared with $1,221,000 in 1993. Over 90% of the income tax provisions in 1994 and 1993 are not payable due primarily to utilization of the Company's net operating loss carryforwards ("NOL's").

  Income Before Extraordinary Items. For 1994, the Company reported $2,287,000 of income before an extraordinary loss or $.21 per share, an increase of 35% over the $1,692,000 or $.16 per share reported for 1993.

  UMWA Extraordinary Loss (Net of Taxes). As discussed above, the Company settled all outstanding claims with the UMWA Combined Benefit Fund and 1992 Benefit Trust in 1994 and recorded an extraordinary loss (net of taxes) of $2,233,000, which was comprised of the $3,788,000 settlement amount plus settlement expenses of $150,000 less tax benefits of $1,705,000.

  Net Income. As a result of the extraordinary loss described above, the Company reported net income after extraordinary items of $54,000, or $.01 per share, for 1994, a decrease from the $1,692,000 or $.16 per share reported for 1993.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, Cash Equivalents and Short Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $7,658,000 to $10,863,000 at December 31, 1995 from $3,205,000 at December 31, 1994. Included in cash and cash equivalents at December 31, 1995 is $2,309,000 held solely for the benefit of MRC. The Company also had short-term investments, comprised of treasury bills and certificates of deposit, of $74,000 at December 31, 1995, compared with $3,624,000 at December 31, 1994.

  Total cash and cash equivalents plus short-term investments showed an increase of $4,108,000 in 1995 to $10,937,000 due primarily to the receipt of approximately $13,823,000 in proceeds from the environmental insurance litigation settlements and by the recording of $2,309,000 in cash from the acquisition of MRC being partially offset by the $3,778,000 United Mine Workers of America ("UMWA") settlement payment and the expenditure of $7,457,000 for environmental remediation and site clearance at the Mill Site Property.

  Working Capital. During 1995, current assets increased $11,236,000 to $21,078,000 while current liabilities increased $4,655,000 to $12,064,000. The increase in current assets resulted primarily from the $4,108,000 increase in cash and cash equivalents plus short-term investments discussed above plus the $3,661,000 due from CSI for the sale of water rights and sewer discharge units under the Settlement Agreement and the remaining $2,701,000 due under the environmental insurance litigation settlements. The increase in current liabilities resulted primarily from $3,938,000 in obligations arising from the Company's environmental insurance litigation settlement proceeds, $1,608,000 in accounts payable and accrued liabilities relating to MRC and increases in accounts payable relating to the environmental remediation at the Mill Site Property. Offsetting these increases is the reduction due to the UMWA settlement payment. As a result, working capital increased during 1995 by $6,581,000 to $9,014,000 at December 31, 1995.

  Real Estate. Real Estate declined $21.8 million during 1995 primarily because of Kaiser's contribution of $22.5 million of land to PMI in return for preferred stock in PMI (see "Item 1. Business"). In addition, since the environmental insurance litigation settlements received during 1995 were intended to cover both the cost of remediating the Company's Mill Site property as well as any future environmental claims, the Company has recorded approximately $7.0 million of the net settlement proceeds received as a reimbursement of current and prior year capitalized environmental remediation costs. The remaining $5.5 million of net settlement proceeds was recorded as a reserve for future environmental remediation. Finally, since Kaiser has begun to develop the Napa Street, Speedway Business Park and West Valley MRF portions of its Mill Site property (see "Item 1. Business"), the carrying value of these properties have been reclassified as real estate under development.

  Investments. The increase in investment in Penske Motorsports, Inc. is primarily related to the Company's contribution of land to PMI in return for preferred stock in PMI.

  Other Assets. The increase in other assets is primarily related to capitalized landfill permitting and development costs for MRC.

  Long-term Debt. As of December 31, 1995, the Company had $5,342,000 in long-term debt associated with the note the Company issued as part of the purchase of properties from the Lusk Joint Ventures in July 1994. The Company has no outstanding borrowings under its $20.0 million revolving-to-term credit facility at December 31, 1995.

  Long-term Liabilities. The increase in other long-term liabilities is primarily due to the recording of $5.5 million of net proceeds received from the environmental insurance settlements as a reserve for future environmental remediation. In addition, the Company recorded $721,000 in deferred tax liabilities during 1995.

  Minority Interest and Other Liabilities. At December 31, 1995, the Company recorded $948,000 of minority interest relating to MRC in which the Company had approximately a 72% equity interest.

  Contingent Liabilities. The Company has contingent liabilities more fully described in the notes to the financial statements.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) proceeds from the CSI and environmental insurance litigation settlements; and (c) amounts available under its $20,000,000 revolving-to-term credit facility (less $339,000 in reductions in the borrowing base and $3,432,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue the development of its long-term projects. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, partnerships, joint venture arrangements, additional equity or asset sale or monetization.

  The Company expects to commit, in 1996, a total of approximately $14.6 million for capital projects of which approximately $7.0 million will be for required environmental remediation, $4.6 million will be for real estate improvement and development of certain parcels at the Company's Mill Site Property, $2.6 million will be for supporting MRC's landfill permitting and development, and $400,000 at Eagle Mountain for the Specific Plan and BLM Land Exchange.

  Further, in January 1995, the Company acquired a 70% interest in MRC. See "Item 1. Business" for additional information concerning the acquisition. The transaction was treated as a purchase and the assets acquired and liabilities assumed were recorded at their fair market value. Subsequent to the acquisition, the Company has invested $2,384,000 in equity in MRC and now owns approximately 72% of MRC. Although neither the Company nor any of its subsidiaries has any obligation to invest funds in MRC, the Company may, in the future, provide additional funding to MRC. Other than as discussed above, it is not possible, at this time, to estimate what level of future funding, if any, might be provided to MRC. Because the Company is not obligated to invest funds in MRC, the Company's exposure to any operating losses of MRC will be limited to the amount of any funds invested by the Company in MRC.

IMPROVED CASH FLOW FROM USE OF NET OPERATING LOSS TAX CARRYFORWARDS

  Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at December 31, 1995, are estimated to be approximately $117,000,000 for federal purposes and $16,000,000 for California purposes. The federal NOLs expire in varying amounts over a period from year 2000 to 2010 while the California NOLs expire in year 1997 and 2000.

  If within a three-year period, 50% or more of the stock of the Company changes ownership, the future annual use of NOLs may be limited. The annual limitation would be calculated as the product of: (i) the highest long-term tax-exempt rate for a designated period prior to the ownership change; and (ii) the market value of the Company at such time.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Please see Item 14 of this Form 10-K Report for financial statements and supplementary data.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated by reference from the Executive Compensation Section of the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement"), a definitive copy of which will be filed within 120 days of December 31, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

  Incorporated by reference from the Executive Compensation Section of the 1996 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  Incorporated by reference from the Security Ownership of Principal Shareholders and Management Section of the 1996 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) The following financial statements and financial schedules are filed as a part of this report:

                                                                       Page
                                                                       ----
(1)  Financial Statements
     --------------------
       Report of Independent Auditors................................    51

       Consolidated Balance Sheets...................................    52

       Consolidated Statements of Income.............................    54

       Consolidated Statements of Cash Flows.........................    55

       Consolidated Statements of Changes in Stockholders' Equity....    56

       Notes to Consolidated Financial Statements....................    57

  (2)  Financial Statement Schedules
       -----------------------------

       II  Valuation and Qualifying Accounts and Reserves............    71

  All other schedules are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

(b)  Reports on Form 8-K.

  The following reports on Form 8-K have been filed during the last quarter of the period covered by this Form 10-K Report to the date of this report.

  (1) Announcement of the consummation of a transaction between the Company and Penske Speedways Holding, Corp. dated November 22, 1995.

(c)  Exhibits.  The following exhibits are filed as part of this Form 10-K:

                                 EXHIBIT INDEX

                                                                             PAGE NUMBER IN
  EXHIBIT                                                                 SEQUENTIAL NUMBERING
  NUMBER       DOCUMENT DESCRIPTION                                            SYSTEM
- ----------     -----------------------------------------------------     --------------------
     2.1       Second Amended Joint Plan of Reorganization
               as Modified, as filed with the United States
               Bankruptcy Court for the District of Colorado on
               September 9, 1988, incorporated by
               reference from Exhibit 2.1 of the Company's
               Form 10-K Report for the year ended December 31,
               1988.

     2.2       Second Amended Joint Plan of Reorganization
               Modification, as filed with the United States
               Bankruptcy Court on September 26, 1988,
               incorporated by reference from Exhibit
               2.2 of the Company's Form 10-K Report for the year ended December 31, 1988.

     2.3       United States Bankruptcy Court Order dated
               October 4, 1988, confirming the Second
               Amended Joint Plan of Reorganization as
               Modified, incorporated by reference from
               Exhibit 2.3 of the Company's Form 10-K
               Report for the year ended December 31, 1988.

     4.1       Restated Certificate of Incorporation of Kaiser
               Steel Corporation filed with the Secretary of State of Delaware on November 17, 1988, incorporated by reference from Exhibit
               D(i) to the Company's Form 8-A dated November
               21, 1988.

   4.1.1 Certificate of Amendment to Restated Certificate of Incorporation of Kaiser Steel Resources,
               Inc. filed with the Delaware Secretary of State on October 2, 1990, incorporated by reference from the Company's Form 8-K
               Report dated September 18, 1990.

   4.1.2 Certificate of Amendment to Restated Certificate of Incorporation of Kaiser Steel Resources,
               Inc. changing the Corporation's name to
               Kaiser Resources Inc., filed with the Delaware
               Secretary of State on June 14, 1993,
               incorporated by reference from Exhibit
               4.1.2 of the Company's Form 10-K Report for the year ended December 31, 1993.

   4.1.3 Certificate of Amendment to Restated Certificate of Incorporation of Kaiser Resources Inc.
               changing the Corporation's name to
               Kaiser Ventures Inc., filed with the Delaware
               Secretary of State on June 19, 1995.

     4.2       Amended and Restated Bylaws of Kaiser Steel
               Resources, Inc., effective March 22,
               1989, incorporated by reference from Exhibit
               3.2 of the Company's Form 10-K Report for the year ended December 31, 1989.


                                                                             PAGE NUMBER IN
  EXHIBIT                                                                 SEQUENTIAL NUMBERING
  NUMBER       DOCUMENT DESCRIPTION                                            SYSTEM
- ----------     -----------------------------------------------------     --------------------
    4.2.1      Amendment to Amended and Restated Bylaws of Kaiser
               Steel Resources, Inc., effective November 18,
               1991, incorporated by reference from Exhibit
               3.2.1 of the Company's Form 10-K Report for the
               year ended December 31, 1991.

    10.1       Lease Entered Into Between Kaiser Eagle
               Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of the Company's Form 10-K
               Report for the year ended December 31, 1988.

    10.1.1     First Amendment dated December 18, 1990, to
               Lease dated November 30, 1990 between Kaiser Eagle
               Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Company's Form
               8-K Report dated December 18, 1990.

    10.1.2 Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle
               Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of the Company's Form 10-Q Report for the period ending
               June 30, 1994.

    10.1.3 Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated
               November 30, 1990, between Kaiser Eagle
               Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of the Company's Form 10-K Report for the year ended
               December 31, 1994.

    10.1.4     Fourth Amendment dated effective January 1,
               1996, between Kaiser Eagle Mountain, Inc. and
               Mine Reclamation Corporation.

    10.1.5 Settlement Agreement dated June 30, 1994, by and among Mine Reclamation Corporation,
               Browning-Ferris Industries, Inc., BFI
               Riverside, Inc., BFI California, Inc., Kaiser
               Eagle Mountain, Inc., and Kaiser Resources Inc., incorporated by reference by the Company's Form
               10-Q Report for the period ending June 30, 1994.

    10.1.6     Stock Acquisition Agreement between Eagle
               Mountain Reclamation, Inc. and Mine Reclamation
               Corporation dated January 13, 1995, incorporated by reference from Exhibit 10.1.5 of the Company's
               Form 10-K Report for the year ended December 31,
               1994.


                                                                             PAGE NUMBER IN
  EXHIBIT                                                                 SEQUENTIAL NUMBERING
  NUMBER       DOCUMENT DESCRIPTION                                            SYSTEM
- ----------     -----------------------------------------------------     --------------------
    10.2.      Dissolution Agreement among Lusk-Kaiser
               Fontana Joint Venture, Kaiser Steel Resources,
               Inc., The Lusk Company, Service Mortgage Company
               and Lusk Ontario Industrial Partners II,
               effective September 30, 1992, incorporated by
               reference from Exhibit 10.2.4 of the Company's
               Form S-2 (Registration No. 33-56234).

    10.2.1     Option Agreement dated July 22, 1994, among
               Kaiser Resources Inc., Kaiser Steel Land
               Development, Inc., The Lusk Company, The Lusk
               Ontario Industrial Partners II, Ltd.,
               Kaiser-Lusk West Joint Venture, and Kaiser-
               Lusk Valley Boulevard Joint Venture,
               incorporated by reference from Exhibit 3 of the Company's Form 10-Q Report for the period ending June 30, 1994.

    10.2.2     Dissolution Agreement among Lusk-Kaiser West
               End Joint Venture, Kaiser Resources Inc.,
               The Lusk Company, Service Mortgage Company and Lusk-Ontario Industrial Partners II, dated July 31, 1994, incorporated by reference from Exhibit 10.2.7 of the Company's
               Form 10-K Report for the year ended December 31,
               1994.

    10.2.3     Dissolution Agreement among Lusk-Kaiser Valley
               Boulevard Joint Venture, Kaiser Resources Inc.,
               The Lusk Company, Service Mortgage Company and Lusk-Ontario Industrial Partners II, dated July 31, 1994, incorporated by reference from Exhibit 10.2.7 of the Company's
               Form 10-K Report for the year ended December 31,
               1994.

     10.3      Eagle Mountain Lease Between Management and
               Training Corporation and Kaiser Steel
               Corporation, dated November 16, 1987,
               incorporated by reference from Exhibit
               10.4 of the Company's Form 10-K Report for the year ended December 31, 1988.

    10.3.1 First Amendment dated July 1, 1990, to Lease between Management and Training Corporation and Kaiser Steel Resources, Inc., incorporated by reference from Exhibit 10.3.1 of the Company's
               Form 10-K Report for the year ended December 31,
               1990.

    10.3.2     Second Amendment dated November 16, 1992, to
               Lease dated November 16, 1987 between Management and Training Corporation and Kaiser Steel
               Resources, Inc., incorporated by
               reference from Exhibit 10.3.2 of the Company's
               Form S-2 Registration No. 33-56234).

    10.4 Richard E. Stoddard Employment Agreement dated effective January 1, 1996.


                                                                             PAGE NUMBER IN
  EXHIBIT                                                                 SEQUENTIAL NUMBERING
  NUMBER       DOCUMENT DESCRIPTION                                            SYSTEM
- ----------     -----------------------------------------------------     --------------------
    10.5       Gerald A. Fawcett Employment Agreement,
               dated effective January 1, 1996.

    10.7       Metallic Reclamation Slag Processing and
               Marketing Agreement between Kaiser Steel
               Resources, Inc. and Harsco Corporation,
               Heckett Division, dated April 20, 1992,
               incorporated by reference from Exhibit
               10.7.1 of the Company's Form S-2 (Registration
               No. 33-56234).

    10.8       Lease Agreement between American Trading Estate
               Properties, Landlord and Kaiser Resources Inc.,
               Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of the Company's
               10-K Report for the year ended 1994.

    10.9       Environmental Agreement, State of California,
               Health and Welfare Agency, Department of
               Health Services, Consent Order Health and Safety
               Code Sections 205, 25355.1(a)(B),
               25355.5(a)(C), dated August 22, 1988,
               incorporated by reference from Exhibit
               10.14 of the Company's Form 10-K Report for the year ended December 31, 1988.

    10.10      Environmental Agreement, California Regional
               Water Quality Control Board, Santa Ana Region,
               Cleanup and Abatement Order No. 87-121, dated
               August 26, 1987, incorporated by
               reference from Exhibit 10.15 of the Company's
               Form 10-K Report for the year ended December 31,
               1988.

    10.10.1    Environmental Agreement, California Regional
               Water Quality Control Board, Santa Ana Region,
               Cleanup and Abatement Order No. 91-40, dated
               March 11, 1991, incorporated by
               reference from Exhibit 10.11.1 of the Company's
               Form S-2 (Registration No. 33-56234).

    10.10.2    Settlement Agreement between Kaiser Resources
               Inc. and California Regional Water Quality
               Control Board, Santa Ana Region, dated October
               21, 1993, incorporated by reference from
               Exhibit 10.11.2 of the Company's Form 10-K
               Report for the year ended December 31, 1993.

    10.11      Lease of Corporate shares of Fontana Union
               Water Company coupled with Irrevocable Proxy between Kaiser Resources Inc. and Cucamonga
               County Water District dated July 1, 1993, incorporated by reference from Exhibit 1 to Form 10-Q dated June 30, 1993.

    10.12      Assignment from Kaiser Steel Resources, Inc. to
               KSC Recovery, Inc., dated December 29, 1989, incorporated by reference from Exhibit
               10.20 of the Company's Form 10-K Report for the year ended December 31, 1989.


                                                                             PAGE NUMBER IN
  EXHIBIT                                                                 SEQUENTIAL NUMBERING
  NUMBER       DOCUMENT DESCRIPTION                                            SYSTEM
- ----------     -----------------------------------------------------     --------------------
    10.13      Amended, Restated and Substituted Kaiser Steel
               Resources, Inc. 1989 Stock Plan, incorporated
               by reference from the Company's Proxy Statement
               for the Special Meeting of Stockholders held on
               October 2, 1990.

    10.14      Kaiser Steel Resources, Inc. 1992 Stock Option
               Plan, as amended, incorporated by reference from Exhibit 10.16 of the Company's Form S-2
               (Registration No. 33-56234).

    10.15      Kaiser Ventures Inc. 1995 Stock Option Plan.

    10.16      Joint Venture Agreement for Inland Empire
               Resource Recovery, incorporated by reference from Exhibit 10.17 of the Company's Form 10-K
               Report for the year ended December 31, 1991.

    10.17      Third Amended Plan of Reorganization of Fontana
               Union Water Company dated September 26, 1990, incorporated by reference from Exhibit 10.18 of the Company's Form S-2 (Registration No.
               33-56234).

    10.18      Settlement Agreement among Fontana Union Water
               Company, Kaiser Steel Resources, Inc., San
               Gabriel Valley Water Company and Cucamonga
               County Water District dated February 7, 1992, incorporated by reference from Exhibit 10.19 of the Company's Form S-2 (Registration No.
               33-56234).

    10.19      Mining Lease between Kaiser Steel Resources,
               Inc. and Levand Steel and Supply Corporation/K.D.
               Mining and Consulting Co. effective January 2,
               1993, incorporated by reference from Exhibit
               10.20 of the Company's Form S-2 (Registration
               No. 33-56234).

    10.20 Organization Agreement, dated November 22, 1995 by and among PSH Corp., Kaiser Ventures Inc. and
               Penske Motorsports, Inc. (f/k/a Penske Speedway
               Holdings Corp.), incorporated by reference from Exhibit 10.23 of the Company's 8-K Report dated November 22, 1995.

    10.20.1 First Amendment to Organization Agreement dated March 21, 1996, by and among PSH Corp.,
               Kaiser Venture Inc., and Penske Motorsports, Inc.

    10.21 Shareholders Agreement, dated November 22, 1995 by and among PSH Corp., Kaiser Ventures Inc. and
               Penske Motorsports, Inc. (f/k/a Penske Speedway
               Holdings Corp.) incorporated by reference from Exhibit 10.24 of the Company's 8-K Report dated November 22, 1995.


                                                                             PAGE NUMBER IN
  EXHIBIT                                                                 SEQUENTIAL NUMBERING
  NUMBER       DOCUMENT DESCRIPTION                                            SYSTEM
- ----------     -----------------------------------------------------     --------------------
   10.21.1     First Amendment to Shareholders Agreement,
               dated March 21, 1996, between Penske
               Motorsports, Inc. and Kaiser Ventures Inc.

   10.22 Water Rights Agreement, dated November 21, 1995 by and among Kaiser Ventures Inc., Kaiser
               Inc. and The California Speedway Corporation
               (successor by merger to Speedway Development
               Corporation).

   10.23 Access Agreement, dated as of November 22, 1995 by and among Kaiser Ventures Inc., Kaiser
               Land Development, Inc. and The California
               Corporation.

   10.24       Sewer Services Agreement, dated as of
               November 22, 1995 between Kaiser Ventures
               Inc. and The California Speedway Corporation
               (successor by merger to Speedway Development
               Corporation).

   10.25 Revolving Credit and Term Loan Agreement between Fontana Water Resources, Inc. and
               Union Bank, dated September 30, 1994,
               (Excluding the exhibits), incorporated
               by reference from Exhibit 10.21 of the
               Company's Form 10-K Report for the year
               ended December 31, 1994.

   10.25.1 Guaranty executed by Kaiser Resources Inc. in favor of Union Bank, dated September 30,
               1994, incorporated by reference from Exhibit
               10.21.1 of the Company's Form 10-K Report for the year ended December 31, 1994.

   10.26       Settlement Agreement among Kaiser Resources
               Inc., KSC Recovery, Inc., Kaiser Coal
               Corporation, the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan dated
               December 1, 1994, incorporated by
               reference from Exhibit 10.22 of the Company's
               10-K Report for the year ended December 31, 1994.

   21          The Company has nine active subsidiaries.
               Fontana Water Resources, Inc., Kaiser Eagle
               Mountain, Inc., Kaiser Steel Corporation,
               Kaiser Steel Land Development, Inc.,
               Kaiser Waste Treatment, Inc., Kaiser Recycling
               Corporation, Kaiser Reclamation, Inc.,
               Speedway Development Corp. and KSC Recovery,
               Inc. are incorporated under the laws of the State of Delaware. Lake Tamarisk Development
               Corporation is incorporated under the
               laws of the State of California.

   23          Consent of Ernst & Young LLP.

   24          Power of Attorney (included in the
               signature page).

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date:  April 1, 1996

                                          KAISER VENTURES INC.


                                          By:    /s/ Richard E. Stoddard
                                          ------------------------------
                                          Name:  Richard E. Stoddard
                                          --------------------------
                                          Title: Chief Executive Officer and
                                          ----------------------------------
                                                 Chairman of the Board
                                          ----------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              (Power of Attorney)

  Each person whose signature appears below constitutes and appoints RICHARD E. STODDARD and GERALD A. FAWCETT as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

           SIGNATURE                           TITLE                    DATE
- --------------------------------   ------------------------------   -------------


1.  Principal Executive Officer

   /s/ Richard E. Stoddard         Chief Executive Officer and      April 1, 1996
- --------------------------------   Chairman of the Board
   Richard E. Stoddard

2.  President

   /s/ Gerald A. Fawcett           President and Chief Operating    April 1, 1996
- --------------------------------   Officer
   Gerald A. Fawcett

3.  Principal Financial and
   Accounting Officer

   /s/ James F. Verhey             Sr. Vice President Finance and   April 1, 1996
- --------------------------------   Chief Finance Officer
   James F. Verhey


          SIGNATURE               TITLE         DATE
- ------------------------------   --------   -------------

4.  Directors

   /s/ Cass D. Alvin             Director   April 1, 1996
- ------------------------------
   Cass D. Alvin

   /s/ Ronald E. Bitonti         Director   April 1, 1996
- ------------------------------
   Ronald E. Bitonti

   /s/ Kenneth R. Casey          Director   April 1, 1996
- ------------------------------
   Kenneth R. Casey

   /s/ Todd G. Cole              Director   April 1, 1996
- ------------------------------
   Todd G. Cole

   /s/ Elmer W. Johnson          Director   March 30, 1996
- ------------------------------
   Elmer W. Johnson

   /s/ Reynold C. MacDonald      Director   April 1, 1996
- ------------------------------
   Reynold C. MacDonald

   /s/ William J. Morgan         Director   April 1, 1996
- ------------------------------
   William J. Morgan

   /s/ Charles E. Packard        Director   April 1, 1996
- ------------------------------
   Charles E. Packard

   /s/ Thomas S. Rabone          Director   April 1, 1996
- ------------------------------
   Thomas S. Rabone

   /s/ Lyle B. Stevenson         Director   April 1, 1996
- ------------------------------
   Lyle B. Stevenson

   /s/ Marshall F. Wallach       Director   April 1, 1996
- ------------------------------
   Marshall F. Wallach


                         REPORT OF INDEPENDENT AUDITORS



     Board of Directors
     Kaiser Ventures Inc.

     We have audited the accompanying consolidated balance sheets of Kaiser Ventures Inc. (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures Inc. at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP


     Riverside, California
     February 9, 1996

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31



                                               1995           1994
                                           ------------   ------------
ASSETS

Current Assets
   Cash and cash equivalents..............  $10,863,000    $ 3,205,000
   Short-term investments.................       74,000      3,624,000
    Accounts receivable and other, net
     of allowance for doubtful accounts
     of $414,000 and $156,000,
     respectively.........................   10,141,000      3,013,000
                                            -----------    -----------


     Total current assets.................   21,078,000      9,842,000
                                            -----------    -----------

Real Estate
   Land and improvements..................   21,715,000     51,103,000
   Real estate under development..........    7,564,000            ---
                                            -----------    -----------

   Total real estate......................   29,279,000     51,103,000
                                            -----------    -----------


Investment in Penske Motorsports, Inc. ...   22,991,000        250,000

Investment in Fontana Union Water
 Company..................................   16,108,000     16,046,000

Other Assets
   Landfill permitting and development....    1,660,000            ---
   Buildings and equipment (net)..........    2,433,000      2,706,000
   Other assets and investments...........    1,154,000      1,631,000
                                            -----------    -----------

   Total other assets.....................    5,247,000      4,337,000
                                            -----------    -----------

Total Assets..............................  $94,703,000    $81,578,000
                                            ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31



                                               1995           1994
                                           ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable.......................  $ 4,324,000    $ 1,170,000
   Accrued liabilities....................    7,500,000      5,999,000
   Current portion of long-term debt......      240,000        240,000
                                            -----------    -----------

       Total current liabilities..........   12,064,000      7,409,000
                                            -----------    -----------

Long-term Liabilities
   Deferred tax liabilities...............      721,000            ---
   Groundwater remediation reserve........    1,431,000      1,667,000
   Environmental remediation reserve......    5,500,000            ---
   Long-term debt.........................    5,342,000      5,700,000
                                            -----------    -----------

       Total long-term liabilities........   12,994,000      7,367,000
                                            -----------    -----------

       Total liabilities..................   25,058,000     14,776,000
                                            -----------    -----------

Minority Interest and Other Liabilities...      948,000            ---

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per
    share, authorized
       13,333,333 shares; issued and
       outstanding 10,470,614 and
       10,437,362, respectively...........      314,000        313,000
   Capital in excess of par value.........   60,256,000     59,756,000
   Retained earnings since November 15,
    1988..................................    8,127,000      6,733,000
                                            -----------    -----------

   Total stockholders' equity.............   68,697,000     66,802,000
                                            -----------    -----------

Total Liabilities and Stockholders'
 Equity...................................  $94,703,000    $81,578,000
                                            ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    KAISER VENTURES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31

                                              1995           1994           1993
                                           -----------   ------------   ------------
RESOURCE REVENUES
Ongoing Operations
       Water resource......................$ 4,974,000   $ 4,820,000    $ 4,263,000
       Property redevelopment..............    998,000     1,052,000        920,000
       Joint venture.......................    162,000           ---            ---
       Waste management....................        ---     2,400,000      1,300,000
                                           -----------   -----------    -----------
         Total ongoing operations..........  6,134,000     8,272,000      6,483,000
                                           -----------   -----------    -----------

 Interim Activities
       Lease and royalty...................  1,450,000     1,250,000      1,025,000
       Service.............................    419,000     1,875,000      2,676,000
       Sale of water rights................  2,200,000           ---            ---
       Miscellaneous.......................    905,000     1,074,000        407,000
                                           -----------   -----------    -----------
         Total interim activities..........  4,974,000     4,199,000      4,108,000
                                           -----------   -----------    -----------
         Total resource revenues........... 11,108,000    12,471,000     10,591,000
                                           -----------   -----------    -----------

RESOURCE OPERATING COSTS
 Operations and maintenance................  1,496,000     1,970,000      2,167,000
 Administrative support expenses...........  2,374,000     3,185,000      2,524,000
                                           -----------   -----------    -----------
         Total resource operating costs....  3,870,000     5,155,000      4,691,000
                                           -----------   -----------    -----------

INCOME FROM RESOURCES......................  7,238,000     7,316,000      5,900,000

 Corporate general and administrative
   expenses................................  4,201,000     3,456,000      3,453,000
                                           -----------   -----------    -----------

INCOME FROM OPERATIONS.....................  3,037,000     3,860,000      2,447,000

 Net interest expense (income).............    587,000      (173,000)      (466,000)
                                           -----------   -----------    -----------
INCOME BEFORE INCOME TAX PROVISION
  AND EXTRAORDINARY LOSS...................  2,450,000     4,033,000      2,913,000

 Income tax provision
       Currently payable...................        ---       125,000         50,000
       Deferred tax expense................    721,000           ---            ---
       Deferred tax expense credited
         to equity.........................    335,000     1,621,000      1,171,000
                                           -----------   -----------    -----------
INCOME BEFORE EXTRAORDINARY LOSS...........  1,394,000     2,287,000      1,692,000

EXTRAORDINARY LOSS (NET OF INCOME
  TAXES OF $1,705,000).....................        ---     2,233,000            ---
                                           -----------   -----------    -----------
NET INCOME.................................$ 1,394,000   $    54,000    $ 1,692,000
                                           ===========   ===========    ===========
EARNINGS PER SHARE BEFORE
  EXTRAORDINARY LOSS.......................$       .13   $       .21    $       .16
                                           ===========   ===========    ===========
EARNINGS PER SHARE AFTER
  EXTRAORDINARY LOSS.......................$       .13   $       .01    $       .16
                                           ===========   ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING.............................. 10,671,665    10,671,154     10,604,122

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31

                                               1995            1994           1993
                                           -------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.................................$ 1,394,000    $    54,000    $  1,692,000
 Provision for income tax which is
  credited to equity........................    335,000         38,000       1,171,000
 Deferred tax expense.......................    721,000            ---             ---
 Depreciation and amortization..............    436,000        430,000         346,000
 Extraordinary loss accrued but not paid....        ---      3,938,000             ---
 Gain on sale of assets..................... (2,200,000)       (10,000)            ---
 Allowance for doubtful accounts............    258,000       (148,000)        246,000
 Changes in assets:
  Accounts receivable and other.............   (755,000)       456,000         417,000
 Changes in liabilities:
  Current liabilities....................... (3,140,000)      (876,000)        909,000
  Long-term groundwater remediation costs...   (236,000)      (132,000)     (1,332,000)
                                            -----------    -----------    ------------
 Net cash flows from operating activities... (3,187,000)     3,750,000       3,449,000
                                            -----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Short-term investments and marketable
   securities...............................  3,550,000      6,418,000     (10,042,000)
 Net impact of MRC acquisition..............  1,538,000            ---             ---
 Capital expenditures....................... (7,319,000)    (2,900,000)     (1,565,000)
 Investment in Penske Motorsports, Inc. ....   (309,000)      (250,000)            ---
 Investment in Fontana Union Water Co.......    (62,000)           ---             ---
 Purchase of Lusk Joint Venture
  Properties................................        ---     (8,814,000)            ---
 Other investments..........................   (184,000)      (100,000)       (123,000)
                                            -----------    -----------    ------------
 Net cash flows from investing activities... (2,786,000)    (5,646,000)    (11,730,000)
                                            -----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock...................    166,000         46,000       6,051,000
 Principal payments on note payable.........   (358,000)       (60,000)            ---
 Net environmental insurance proceeds....... 13,823,000            ---             ---
 Payment of loan fees.......................        ---       (765,000)            ---
                                            -----------    -----------    ------------
Net Cash Flows from Financing Activities.... 13,631,000       (779,000)      6,051,000
                                            -----------    -----------    ------------

NET CHANGES IN CASH AND CASH EQUIVALENTS....  7,658,000     (2,675,000)     (2,230,000)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR.........................  3,205,000      5,880,000       8,110,000
                                            -----------    -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR....$10,863,000    $ 3,205,000    $  5,880,000
                                            ===========    ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                CAPITAL IN
                                          COMMON STOCK           EXCESS OF      RETAINED     TREASURY
                                  --------------------------
                                       SHARES       AMOUNT       PAR VALUE      EARNINGS       STOCK        TOTAL
                                  -----------------------------------------------------------------------------------

Balance at December 31, 1992......    9,909,596     $297,000    $52,473,000     $4,988,000    $(7,000)    $57,751,000

   Provision for income tax,
       credited to equity.........          ---          ---      1,171,000            ---        ---       1,171,000

   Retirement of treasury stock...       (2,333)         ---         (7,000)           ---      7,000             ---

   Issuance of shares of
       common stock...............      520,699       16,000      6,035,000            ---        ---       6,051,000

   Net Income.....................          ---          ---            ---      1,691,000        ---       1,691,000
                                     ----------    ---------    -----------     ----------   --------     -----------

Balance at December 31, 1993......   10,427,962      313,000     59,672,000      6,679,000        ---      66,664,000
                                     ----------    ---------    -----------     ----------   --------     -----------

   Provision for income tax,
       credited to equity.........          ---          ---         38,000            ---        ---          38,000

   Issuance of shares of
       common stock...............        9,400          ---         46,000            ---        ---          46,000

   Net Income.....................          ---          ---            ---         54,000        ---          54,000
                                     ----------    ---------    -----------     ----------   --------     -----------

Balance at December 31, 1994......   10,437,362      313,000     59,756,000      6,733,000        ---      66,802,000
                                     ----------    ---------    -----------     ----------   --------     -----------

   Provision for income tax,
       credited to equity.........          ---          ---        335,000            ---        ---         335,000

   Issuance of shares of
       common stock...............       33,252        1,000        165,000            ---        ---         166,000

   Net Income.....................          ---          ---            ---      1,394,000        ---       1,394,000
                                     ----------    ---------    -----------     ----------   --------     -----------

Balance at December 31, 1995......   10,470,614     $314,000    $60,256,000     $8,127,000   $    ---     $68,697,000
                                     ==========    =========    ===========     ==========   ========     ===========





The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS

  On November 16, 1988, the Company began operations as Kaiser Steel Resources, Inc. upon the successful completion of the reorganization of Kaiser Steel Corporation ("KSC") under Chapter 11 of the Bankruptcy Code. The Company has changed its name twice since reorganization in June 1993 and 1995, to Kaiser Resources Inc. and to Kaiser Ventures Inc. ("Kaiser" or the "Company"), respectively.

  The Company's business focuses on the long-term development of its principal assets including water resources, land and waste management assets. The development of these assets is financed primarily through joint venture and long-term lease arrangements. Ongoing operations refer to those revenue resources which the Company is developing over the long-term while interim activities refer to those revenue resources which are temporary or short-term in nature and which are earned while the Company is evaluating the appropriate long-term use of the asset or property.

  At December 31, 1995, the Company's long-term projects include: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) an approximately 15.0% (now approximately 10.6%) interest in Penske Motorsports, Inc. ("PMI") which is currently developing The California Speedway on the Company's Mill Site Property; (iii) the remaining 715-acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"). On the remaining Mill Site Property, the Company is pursuing a joint venture for the development of a transfer station and materials recycling facility ("Mill Site MRF"). The Company is also planning the development of industrial and commercial parcels of land adjoining these two projects discussed above. In addition, the Company owns the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") where the Company's approximately 72% owned subsidiary, Mine Reclamation Corporation ("MRC"), is developing the proposed Eagle Mountain Landfill Project (the "Landfill Project").

  The Company's consolidated financial statements include the following significant entities: Fontana Water Resources, Inc., Kaiser Steel Land Development, Inc., Eagle Mountain Reclamation, Inc., Lake Tamarisk Development Corporation, Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation. See
Note 2 below for additional information concerning the Company's subsidiaries.

ONGOING OPERATIONS

  The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga County Water District ("Cucamonga"). Property redevelopment revenues primarily reflect housing rental income, aggregate rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite, and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Joint venture revenues reflect Kaiser's share of income for those equity investments (primarily PMI) and joint ventures which the Company accounts for under the equity method. Prior to 1995, waste management revenues reflected the minimum lease payments under MRC's 100-year lease in connection with the Landfill Project. (See Note 5.)

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


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

  The stated value of the assets and liabilities of the Company were carried forward from those of KSC except as adjusted in reorganization.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and majority owned investments, except as specified below. Intercompany accounts and transactions have been eliminated.

  Fontana Union Water Company ("Fontana Union"). The Company, through its wholly-owned subsidiary Fontana Water Resources, Inc. ("FWR"), owns 50.88% of Fontana Union, a mutual water company, which entitles the Company to its proportionate share of Fontana Union Water. The Company has effectively transferred its control in Fontana Union to Cucamonga Water pursuant to a 102-year lease of its Fontana Union shares ("Fontana Union Lease") which the Company entered into in March 1989 and which was amended in 1989, 1992 and 1993. The investment in Fontana Union is recorded on the cost method. (See Note 9).

  KSC Recovery, Inc. ("KSC Recovery"). The Company's wholly-owned subsidiary, KSC Recovery, Inc., acts solely as an agent for KSC's former creditors in pursuing bankruptcy related adversary litigation and administration of the KSC bankruptcy estate. All costs of the adversary litigation and bankruptcy administration are borne by KSC Recovery and funded by proceeds of litigation settlements and other recoveries. Consistent with KSC Recovery's agency role, the activity of KSC Recovery is not included in Kaiser's financial statements, however, it is included in the consolidated tax return.

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid debt instruments purchased with original maturities of 90 days or less to be cash equivalents. The Company maintains its cash balances with high quality financial institutions.

SHORT TERM INVESTMENTS

  The Company's short term investments include treasury bills and certificates of deposit with maturities within one year which management classifies as "held to maturity." These debt securities are carried on the balance sheet at the lower of cost or market. As cost approximates market, there are no unrealized gains or losses.

REAL ESTATE

  In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FASB 121); the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. There has been no requirement to record impairment losses on the Company's assets under FASB 121.

  The Company capitalizes, as incurred, development costs and certain qualifying remediation costs for environmental contamination. Capitalized remediation costs include those costs, net of recoveries, that enhance or improve the condition of the property as compared with the condition when acquired as a result of the reorganization.

  Interest and property taxes related to real estate under development are capitalized during periods of development.

INVESTMENT IN PENSKE MOTORSPORTS, INC.

  The Company accounts for its investment in Penske Motorsports, Inc. under the equity method of accounting.

DEFERRED COSTS

  Included in other assets are deferred loan fees of $761,000 incurred in 1994, which are being amortized over the life of the related loan on a straight-line basis. Amortization of these deferred loan fees, which is included in net interest expense (income) was $77,000 and $18,000 for 1995 and 1994, respectively.

BUILDINGS AND EQUIPMENT

  Buildings and equipment are stated on the cost basis. Depreciation is provided on the straight line method over the estimated useful lives of the respective assets.

REVENUE RECOGNITION

  Revenues are recognized when the Company has completed the earnings process and an exchange transaction has taken place.

INCOME TAXES

  The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary timing differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates.

PER SHARE AMOUNTS

  Earnings per share is computed based on the weighted average number of common stock and common stock equivalents (including stock options) outstanding during each period.

STOCK OPTIONS

  The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees" and intends to continue to do so.

FINANCIAL STATEMENT PRESENTATION AND RECLASSIFICATIONS

  The Company has reclassified certain amounts in its Consolidated Financial Statements for the years ended in 1993 and 1994 in order to conform with the 1995 presentation.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.      ACCOUNTS RECEIVABLE

  Accounts receivable as of December 31 consisted of the following:

                                               1995            1994
                                           ------------    -----------
California Steel Industries.............    $ 3,661,000     $      ---
Environmental insurance settlement
 proceeds...............................      2,701,000            ---
Cucamonga County Water District.........      1,710,000      1,679,000
Other...................................      2,483,000      1,334,000
                                            -----------     ----------
                                             10,555,000      3,169,000
Allowance for doubtful accounts.........       (414,000)      (156,000)
                                            -----------     ----------
     Total..............................    $10,141,000     $3,013,000
                                            ===========     ==========

NOTE 4.  INVESTMENT IN PENSKE MOTORSPORTS, INC.

  On November 22, 1995, the Company entered into an Organization Agreement with, among other parties, Penske Speedways Holding Corp., (now called "PMI"), a newly formed Delaware corporation, consummating the transactions generally described in the Company's and Penske Speedway, Inc.'s, Development Agreement entered into by the parties in April, 1994.

  As of December 31, 1995, PMI directly and indirectly owned the following principal assets: (i) one hundred percent (100%) of the stock of Penske Speedway, Inc. which owns and operates Michigan International Speedway ("MIS"), in Brooklyn, Michigan; (ii) one hundred percent (100%) of the stock of The California Speedway Corporation, the developer of The California Speedway; (iii) one hundred percent (100%) of the stock of Motorsports International Corp., a motorsports apparel and memorabilia company; (iv) approximately eighty four percent (84%) of the stock of Pennsylvania International Raceway, Inc. which owns and operates the Nazareth Motor Speedway ("Nazareth"); and (v) approximately two (2) percent of the stock of North Carolina Motor Speedway, Inc. which owns the North Carolina Motor Speedway, Inc., Rockingham, North Carolina.

  With Kaiser's conversion of its preferred stock of PMI into common stock of PMI, the effective ownership of PMI was Penske Performance, Inc. with 68%, Facilities Investments with 17% and the Company with 15%. Prior to this transaction, Kaiser was to be paid a fee of $650,000 per year. On January 29, 1996, Penske Speedways Holding Corp.

filed an S-1 Registration Statement with the Securities and Exchange Commission. (See Note 17. Subsequent Event.)

  A condensed balance sheet of PMI as of December 31, 1995 follows:


Current Assets............................  $ 8,458,000
Property and Equipment....................   61,009,000
Other Assets..............................    3,788,000
                                            -----------
     Total Assets.........................  $73,255,000
                                            ===========

Current Liabilities.......................  $15,664,000
Other Liabilities.........................    1,454,000
Deferred taxes............................    9,115,000
Minority Interest.........................    1,210,000
Stockholders' Equity......................   45,812,000
                                            -----------
     Total Liabilities and Stockholders'
      Equity..............................  $73,255,000
                                            ===========

NOTE 5.  MINE RECLAMATION CORPORATION

  The Company, in January, 1995, acquired a 70% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project. Concurrent with this acquisition, MRC and the Company amended the MRC Lease to terminate the minimum monthly rent payments by MRC to the Company.
Consequently, the Company did not receive any rent payments from MRC during 1995 nor will it in the future until commencement of operations at the Landfill Project. The transaction which was insignificant to the financial position and total assets of the Company has been treated as a purchase, and the assets acquired and liabilities assumed were recorded at their fair market value.

  In June 1995, the Company's Board of Directors committed to provide up to approximately $5.25 million in equity or other funding to MRC. The Company's funding of MRC will be in stages over the next two years and will be subject to periodic review by the Company's Board of Directors. The Company's current ownership interest in MRC is approximately 72%.

  While the Company has made the decision to invest up to approximately $5.25 million in equity in MRC, the Company is not obligated to provide additional funding to MRC beyond its current commitments. MRC will need additional capital to successfully complete the permitting and development process.


NOTE 6.  BUILDINGS AND EQUIPMENT (NET)

  Buildings and equipment (net) as of December 31 consisted of the following:

                                                      1995            1994
                                                   -----------    ------------
Buildings and structures................           $ 2,063,000    $ 2,383,000
Machinery and equipment.................             1,557,000      1,910,000
                                                   -----------    -----------
                                                     3,620,000      4,293,000
Accumulated depreciation................            (1,187,000)    (1,587,000)
                                                   -----------    -----------
     Total..............................           $ 2,433,000    $ 2,706,000
                                                   ===========    ===========

NOTE 7.  ACCRUED LIABILITIES

  Accrued liabilities as of December 31 consisted of the following:

                                                       1995           1994
                                                   -----------    -----------
Environmental insurance settlement costs...        $ 3,938,000    $   ---
Groundwater remediation costs..............            300,000         90,000
Coal Industry Retiree Health Benefit
 Act of 1992 Settlement....................                ---      3,838,000
Compensation and related employee costs....          1,460,000        848,000
Other......................................          1,802,000      1,223,000
                                                   -----------    -----------
     Total.................................        $ 7,500,000    $ 5,999,000
                                                   ===========    ===========

NOTE 8.  ENVIRONMENTAL REMEDIATION RESERVE

  In May 1989, the Company filed a lawsuit in San Francisco County Superior Court in California against over eighty insurance companies which had provided comprehensive general liability coverage to KSC since its inception in 1941. During 1995, the Company was able to reach settlements with all the major defendants resulting in the Company receiving net settlement payments (net of all expenses and third party obligations) totaling approximately $12.5 million. These settlements were intended to cover both the cost of remediating the Company's Mill Site Property, as well as any future environmental claims except for certain personal injury asbestos claims. The Company has recorded $7.0 million of the net settlement proceeds as a reimbursement of current and prior year remediation costs and the remaining $5.5 million of net proceeds as a reserve for future environmental remediation expenditures. (See Note 13.)


NOTE 9.  LONG-TERM DEBT

  As of December 31, 1995, long-term debt consisted of a $5,582,000 note, which includes the current portion of $240,000 secured by a first trust deed issued to The Lusk Company as part of the Company's purchase of property from the Lusk Joint Ventures. This note is payable in quarterly payments of $60,000 plus interest at the Bank of America prime rate plus 1.5% (10% at December 31, 1995) with all remaining principal and accrued and unpaid interest due and payable on July 28, 1998.

  The Company, through FWR, has a 9-year, $20,000,000 revolving-to-term credit facility with Union Bank at floating interest rates and collateralized by the Company's shares of Fontana Union and the lease of those shares to Cucamonga Water. At December 31, 1995, there were no loans outstanding under the credit facility. The borrowing base available under the credit facility is limited to the discounted present value of a five year projection of future payments under the Fontana Union Lease, as defined in the credit facility agreement. Under the borrowing base calculations, the maximum amount available was $19,661,000 as of December 31, 1995. In an agreement with the DTSC, dated December 15, 1995, the Company has reserved $3,432,000 of the available amount as financial assurance that certain environmental remediation work is performed on limited sections of the Mill Site property.

  Total interest expense incurred in 1995 and 1994 was $625,000 and $263,000, respectively. No interest expense was incurred in 1993.

NOTE 10.  STOCKHOLDERS' EQUITY

COMMON STOCK OUTSTANDING

  At December 31, 1995 and 1994, Kaiser Resources Inc. common stock has a par value of $0.03 and 13,333,333 authorized shares, of which 10,470,614 and 10,437,362 were outstanding, respectively.

  In November 1988, 10,000,000 shares of common stock (after giving effect for a 3 for 1 reverse stock split that took place in 1990) were issued pursuant to the KSC Plan of Reorganization. As of December 31, 1995, 682,662 of these shares are being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding.

  In February 1993, the Company completed a stock offering of 2,000,000 shares of its common stock, including 500,000 shares sold by the Company and 1,500,000 shares sold by its two principal stockholders. After the Company's proportionate share of costs of approximately $100,000 incurred in connection with the stock offering, the Company realized net proceeds from the stock offering of approximately $6,000,000.

STOCK OPTION AND STOCK GRANT PROGRAMS

  In October 1990, the Company's stockholders approved the Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan (the "1989 Stock Plan"). The 1989 Stock Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or deferred stock awards. Certain options granted under the 1989 Stock Plan are still outstanding. No compensation expense was incurred by the Company during 1995, 1994 and 1993.

  In June 1995, the Company's stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options and non-qualified stock options. The 1995 Stock Option Plan is administered by the Board of Directors. The 1995 Plan is a three-year Plan with years running from July 1 to June 30. Each July 1, an amount equal to 2% of the Company's shares outstanding became available to support grants of stock options to employees during that year. At the end of each plan year, reserved plan shares not made subject to stock options revert to normal unissued share status. Grants are generally established at fair market value of the Company's common stock on the date of the grant and the exercise thereof may extend for up to 10 years with various vesting schedules.

  In addition, under the 1995 Stock Plan, each director when first elected to the Board shall automatically be granted options for 5,000 common stock shares. Each non-employee director who is re-elected or serving an unexpired term as a member of the Board at an annual meeting of holders of stock of the Company will be automatically granted an additional 1,500 stock options. These options have an exercise price equal to the fair market value of the Company's Common Stock on the date of the grant.

  The following is a summary of the Stock Plans' activities:

                                                       OUTSTANDING OPTIONS
                                                   --------------------------
                                       RESERVED                  PRICE PER
                                        SHARES      NUMBER          SHARE
                                       ---------   -------     ---------------
  Balance at December 31, 1992          180,947    279,236     $ 3.00  -  17.58
       Additional shares reserved...    226,107        ---            ---
       Granted......................   (291,200)   291,200     $12.55  -  13.64
       Exercised....................        ---    (10,699)    $12.70  -  13.64
                                       --------    -------
   Balance at December 31, 1993         115,854    559,737     $ 3.00  -  17.58
       Additional shares reserved...    204,259        ---            ---
       Granted......................   (155,000)   155,000     $ 8.05  -  16.85
       Exercised....................        ---     (9,400)    $ 3.00  -   9.20
                                       --------    -------
   Balance at December 31, 1994         165,113    705,337     $ 3.00  -  17.58
       Additional shares reserved...    209,102        ---            ---
       Granted......................   (182,000)   182,000     $ 5.83  -   7.00
       Forfeitures..................      7,374     (7,374)           ---
                                       --------    -------
       Exercised....................        ---    (17,801)    $ 3.00  -   7.00
                                       --------    -------
   Balance at December 31,1995          199,589    862,162     $ 3.00  -  17.58
                                       ========    =======

            As of December 31, 1995, 594,447 options of the 862,162 granted remain vested and unexercised under the 1989, 1992 and 1995 stock plans.

            In 1988, the Company granted stock options totaling 533,333 shares with a nominal exercise price to certain of its officers as part of the emergence from bankruptcy reorganization. These options became 50% vested at the date of grant with the remaining options ratably vesting through June 1, 1991. As of December 31, 1995, 169,999 of these options remain vested and unexercised.


  NOTE 11.  SUPPLEMENTAL CASH FLOW INFORMATION

     During 1995, in connection with the contribution of the 460 acres to Penske Motorsports, Inc., the Company reclassified $22.5 million of land to investment in Penske Motorsports, Inc.

     The Company paid interest during 1995 and 1994 of $607,000 and $144,000, respectively. There was no interest paid in 1993.

     In 1994, non-cash investing activities included a $6,000,000 note payable as part of the Company's purchase of properties owned by the Lusk Joint Ventures.


  NOTE 12.  INCOME TAXES

            The income tax provisions for the years ended December 31, 1995, 1994 and 1993 are composed of the following:


                                              1995           1994          1993
                                           -----------   ------------   ----------
Current tax expense:
      Federal...........................   $       ---   $    92,000    $   37,000
      State.............................           ---        33,000        13,000
                                           -----------   -----------    ----------
                                                   ---       125,000        50,000
                                           -----------   -----------    ----------
Deferred tax expense credited to equity:
      Federal...........................           ---     1,371,000       990,000
      State.............................       335,000       250,000       181,000
                                           -----------   -----------    ----------
                                               335,000     1,621,000     1,171,000
                                           -----------   -----------    ----------
Deferred tax expense:
      Federal...........................           ---           ---           ---
      State.............................       721,000           ---           ---
                                           -----------   -----------    ----------
                                               721,000           ---           ---
                                           -----------   -----------    ----------
Tax benefit of extraordinary item (Note
 13):
Current tax benefit:
      Federal...........................           ---       (92,000)          ---
      State.............................           ---       (30,000)          ---
                                           -----------   -----------    ----------
                                                   ---      (122,000)          ---
                                           -----------   -----------    ----------
Deferred tax benefit credited to equity:
      Federal...........................           ---    (1,339,000)          ---
      State.............................           ---      (244,000)          ---
                                           -----------   -----------    ----------
                                                   ---    (1,583,000)          ---
                                           -----------   -----------    ----------

                                            $1,056,000   $    41,000    $1,221,000
                                           ===========   ===========    ==========

    In accordance with SFAS 109, the tax benefits of all deductible temporary differences and loss carryforwards that existed at the date of a reorganization must be credited directly to additional paid-in capital when the initial recognition of these benefits occurs subsequent to the reorganization.

  There were no income taxes paid in 1995. Income taxes paid in 1994 and 1993 were $272,000 and $138,000, respectively.

  Deferred tax liabilities (assets) are comprised of the following as of December 31, 1995 and 1994:

                                               1995            1994
                                           -------------   -------------
 Land held for development...............  $  4,744,000    $  9,705,000
 Investment in Fontana Union.............     6,440,000       6,440,000
 Investment in Penske Motorsports Inc....     9,031,000             ---
 Joint venture losses....................           ---         453,000
 Depreciation............................       103,000         135,000
                                           ------------    ------------
                                             20,318,000      16,733,000
                                           ------------    ------------

 Groundwater remediation.................      (695,000)       (665,000)
 Bankruptcy Estate interest income.......           ---        (569,000)
 Insurance Proceeds......................    (5,098,000)            ---
 Investment in MRC.......................    (1,837,000)            ---
 Accounts receivable reserve.............      (166,000)        (63,000)
 Other...................................    (1,219,000)       (271,000)
 Loss carryforwards......................   (45,912,000)    (45,020,000)
                                           ------------    ------------
                                            (54,927,000)    (46,588,000)
                                           ------------    ------------
 Deferred tax asset valuation allowance..    35,330,000      29,855,000
                                           ------------    ------------
                                           $    721,000    $   ---
                                           ============    ============

  As indicated above, the net change in the valuation allowance was $5,475,000 in 1995.

  A reconciliation of the effective income tax rate to the federal statutory rate, for financial reporting purposes, is as follows:

                                           1995    1994    1993
                                           -----   -----   -----
Federal statutory rate.................... 34.0%   34.0%   34.0%
Increase resulting from state tax, net
 of federal benefit.......................  6.1     6.1     6.1
Other.....................................  3.0     3.0     1.8
                                           ----    ----    ----
                                           43.1%   43.1%   41.9%
                                           ====    ====    ====

  The consolidated Net Operating Loss ("NOL") carryforwards available for federal income tax purposes as of December 31, 1995, are approximately $117,000,000 and will expire over a period from year 2000 through 2010. The amount of NOL carryforwards available for California state tax purposes is approximately $16,000,000 as of December 31, 1995. During 1993, the California Legislature amended the tax code relative to the generation and use of NOL carryforwards available for California state tax purposes. This legislation, among other changes, reduced the NOL carryforwards from 15 years to 5 years. Therefore, the Company's NOL carryforwards available for California state tax purposes now expire in year 1997 and 2000. In addition, there are certain limitations as to the future annual use of NOLs if 50% or more of the stock of the Company changes ownership. The Company also has approximately $5,256,000 of investment tax credit carryforwards available. The credits will expire in the years 1996 through 2000 and can be utilized only after the NOL is exhausted.


NOTE 13.  EXTRAORDINARY LOSS

  During the first quarter of 1994, the Company learned that it may be responsible for the payment of premiums levied pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (the "Coal Act"). This legislation not only imposes liability for premiums on companies currently in the coal mining industry, but also on companies and their successors that were in the coal mining industry. Prior to 1985, coal mines were operated to support the Company's steel making operations. In December 1994, the Company reached an agreement settling all outstanding and future claims under which the Company paid $3,778,000 plus expenses. The settlement was recorded as an extraordinary loss of $2,233,000 (net of tax benefits of $1,705,000).


NOTE 14.  LEASED ASSETS AND SIGNIFICANT CUSTOMERS

LONG-TERM LEASES

  The Company has long-term lease agreements with Cucamonga Water pursuant to the Fontana Union Lease (Note 1), Management Training Corporation ("MTC") and California Steel Industries ("CSI"). Minimum lease payments expected to be received by the Company through the next five years are as follows:

 YEAR ENDING     FONTANA UNION                  CSI SERVICE
 DECEMBER 31         LEASE       MTC LEASE       AGREEMENT          TOTAL
- --------------   -------------   ---------     -------------     -----------
     1996           $5,079,000    $704,000      $204,000          $5,987,000
     1997           $5,310,000    $704,000      $102,000          $6,116,000
     1998           $5,577,000    $616,000      $   ---           $6,193,000
     1999           $5,862,000    $   ---       $   ---           $5,862,000
     2000           $6,139,000    $   ---       $   ---           $6,139,000

  The net book values of Fontana Union and Eagle Mountain at December 31, 1995 were $16,108,000 and $9,082,000, respectively. Only a portion of Eagle Mountain is being utilized for the MTC Lease.

SIGNIFICANT CUSTOMERS

  The Company received substantial portions of its revenue from the following customers:

 YEAR ENDING     FONTANA UNION                  CSI SERVICE
 DECEMBER 31         LEASE       MTC LEASE       AGREEMENT           TOTAL
- --------------   -------------   ---------     -------------      -----------
     1995          $4,974,000    $699,000        $  416,000       $  ---
     1994          $4,820,000    $694,000        $1,859,000       $2,400,000
     1993          $4,263,000    $687,000        $2,652,000       $1,300,000

NOTE 15.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL CONTINGENCIES

  The Company currently estimates that as of December 31, 1995, its remediation costs for the balance of its land will be between $14,000,000 and $24,000,000, depending upon which approved remediation alternatives are eventually selected. The Company anticipates recovery of these costs through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. The West End and Valley Boulevard Properties do not have any known environmental problems and are not subject to the 1988 Consent Order with the California Environmental Protection Agency, Department of Toxic Substances Control ("DTSC"). Although extensive environmental investigations have been conducted on the site and are ongoing, there can be no assurance that the actual amount of environmental remediation expenditures will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified. (See Note 8.)

  While the Company has monitored certain groundwater wells in the past, the DTSC requested and the Company will implement a supplemental groundwater monitoring system. The Company has settled obligations of groundwater contamination with the California Regional Water Quality Control Board. The settlement required a $1,500,000 cash payment by the Company which was made in February, 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality project. These water rights are unrelated to those leased to Cucamonga Water. In 1995, the Company contributed 18,000 acre feet of
its water in storage thus satisfying the first 18 years of its obligation.   The
Company remains contingently liable for any impacts the groundwater plume may have on water wells owned by third parties. Recently the City of Ontario, California commenced litigation against the Company alleging that the Company has contaminated one of its municipal wells. The Company believes sufficient amounts have been accrued for this contingency.

PENSION PLANS

  The Company currently sponsors a voluntary qualified 401(k) savings plan and a nonqualified pension plan, available to all full-time employees. Participants may make contributions of up to 10% of their compensation with the Company matching one-half of each participant's contribution up to 6% of compensation. The non-qualified plan mirrors the qualified 401(k) plan.

  Total expense relative to these plans for the years ended December 31, 1995, 1994 and 1993, was $170,000, $139,000 and $131,000, respectively.

LETTERS OF CREDIT

  At December 31, 1995, the Company had guaranteed letters of credit outstanding on its behalf to third parties totaling $420,000. These letters of credit were issued for reclamation activities performed at two idled coal properties, on behalf of and at the expense of the KSC bankruptcy estate.


NOTE 16.  LEGAL PROCEEDINGS

  Significant legal proceedings which may have a significant direct financial impact on the Company are summarized as follows:

BANKRUPTCY ADVERSARY LITIGATION

  The Company's predecessor, KSC, was in reorganization under Chapter 11 of the United States Bankruptcy Code from February 1987 until November 1988. Pursuant to the KSC Plan of Reorganization, the Company has established a subsidiary, KSC Recovery, Inc. ("KSC Recovery") see Note 1, which was engaged in the process of pursuing certain legal actions on behalf of the former creditors of KSC and handling the remaining administrative duties of the KSC bankruptcy estate, including claims resolution.

  In 1994, KSC Recovery, the Company and California Steel Industries, Inc., ("CSI") a major unsecured claimant in the KSC bankruptcy, reached a tentative global settlement of all outstanding litigations, including those before the bankruptcy court. In 1995, the Company and CSI entered into definitive Settlement documents and all conditions to the Settlement were satisfied by December 31, 1995.As a part of the settlement, the Company sold to CSI certain water rights and discharge units associated with the Company's mill site property for in excess of $3,000,000. In addition, the Company will pay to CSI in the future the equivalent of one third (1/3) of any net sums it may collect in settlements or by judgments in the Company's litigation against its former general casualty and property insurance carriers related primarily to environmental remediation claims after the Company's receipt of the first $5,200,000 of any proceeds (net of expenses, fees and costs). As a result of this settlement, the Company recognized a gain of $2,200,000 in 1995.

  All remaining major claims in the KSC bankruptcy were settled in 1995 which will allow for a future distribution of stock and cash in accordance with the Plan of Reorganization. All litigation and bankruptcy administration costs are borne by KSC Recovery, which maintains a cash reserve from previous litigation and other recoveries to fund anticipated ongoing litigation and administration costs.

  From time-to-time, various other environmental and similar types of claims such as injury or death from asbestos exposure that relate to KSC pre-bankruptcy activities are asserted against the Company and/or KSC Recovery. In connection with the KSC Plan of Reorganization, the Company, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the KSC Plan of Reorganization, except as otherwise provided by the plan or by law. Although the Company believes there is no ongoing contamination from its activities and that all pre-petition environmental claims (such as the CSI claims, and other similar claims) were discharged under the KSC Plan of Reorganization, in the event any of these claims are ultimately determined to survive the KSC bankruptcy, it could have a material adverse effect on the Company.

OTHER LITIGATION

  In addition, the Company, in the normal course of its business, is involved in various claims and legal proceedings. Management believes these matters will not have a material adverse effect on Kaiser's business or financial condition.


NOTE 17.  SUBSEQUENT EVENT

  On March 26, 1996, the Form S-1 Registration Statement, filed by PMI with the Securities and Exchange Commission on January 29, 1996, went effective with the offering of 3,737,500 shares of common stock at a price of $24.00 per share which raised approximately $89,690,000 (gross). The effect of the offering was to decrease the Company's ownership in PMI to approximately 10.6%. At the $24.00 per share offering price the Company's 1,373,625 shares of common stock in PMI, had a value of $32,967,000.

NOTE 17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              FIRST          SECOND            THIRD          FOURTH
                                             QUARTER         QUARTER          QUARTER         QUARTER
                                           -----------      -----------      ----------      ----------
1995

Resource revenues.........................  $1,999,000       $2,150,000      $2,089,000      $ 4,870,000

Income from operations....................  $  237,000       $  243,000      $  291,000      $ 2,266,000

Income before income tax provision........  $   88,000       $   86,000      $  108,000      $ 2,168,000

Net income................................  $   50,000       $   49,000      $   62,000      $ 1,233,000

Earnings per share........................  $      .00       $      .00      $      .01      $       .12

1994

Resource revenues.........................  $2,944,000       $2,848,000      $3,302,000      $ 3,377,000

Income from operations....................  $  781,000       $  882,000      $1,105,000      $ 1,092,000

Income before income tax provision and
extraordinary loss........................  $  889,000       $  998,000      $1,146,000      $ 1,000,000

Income before extraordinary loss..........  $  504,000       $  566,000      $  650,000      $   567,000

Extraordinary loss (net of taxes).........         ---              ---             ---      $ 2,233,000

Net income (loss).........................  $  504,000       $  566,000      $  650,000      $(1,666,000)

Earnings (loss) per share
Before extraordinary loss.................  $     0.05       $     0.05      $     0.06      $      0.05
After extraordinary loss..................  $     0.05       $     0.05      $     0.06      $     (0.15)

1993

Resource revenues.........................  $2,167,000       $2,475,000      $2,638,000      $ 3,311,000

Income from operations....................  $  405,000       $  595,000      $  684,000      $   763,000

Income before income tax provision........  $  521,000       $  713,000      $  792,000      $   887,000

Net income................................  $  296,000       $  404,000      $  448,000      $   544,000

Earnings per share........................  $      .03       $      .04      $      .04      $       .05

                     KAISER VENTURES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                             BALANCE AT       CHARGED TO     DEDUCTIONS
                                              BEGINNING        COSTS AND        FROM           BALANCE AT
           CLASSIFICATION                     OF PERIOD        EXPENSES     RESERVES (A)     END OF PERIOD
- -------------------------------------         ----------      ---------     ------------     -------------
YEAR ENDED DECEMBER 31, 1995
- -----------------------------
Allowance for losses in collection
of current accounts receivable.......          $156,000        $343,000      $ 85,000          $414,000
                                               ========        ========      ========          ========
YEAR ENDED DECEMBER 31, 1994
- ----------------------------

Allowance for losses in collection
of current accounts receivable.......          $314,000        $149,000      $307,000          $156,000
                                               ========        ========      ========          ========
YEAR ENDED DECEMBER 31, 1993
- ----------------------------

Allowance for losses in collection
of current accounts receivable.......          $ 68,000        $276,000      $ 30,000          $314,000
                                               ========        ========      ========          ========

(A)  Amount charged off during the year.