Form 10-Q
period 1996-03-31
KAISER VENTURES INC
filed 1996-05-14
CIK 729365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1996          Commission File Number 0-18858



                              KAISER VENTURES INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                             94-0594733
- -------------------------------                   ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)


                   3633 East Inland Empire Blvd., Suite 850
                          Ontario, California  91764
             -----------------------------------------------------
             (Address of principal executive offices and zip code)


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

On May 9, 1996, the Company had 10,516,594 shares of Common Stock, $.03 par value outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q


                                                                          PAGE
                                                                          ----

INTRODUCTION

  BUSINESS UPDATE......................................................    1

PART I

  Item 1.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.......................    6

  Item 2.    FINANCIAL STATEMENTS......................................   10

             CONSOLIDATED BALANCE SHEETS...............................   10

             CONSOLIDATED STATEMENTS OF INCOME.........................   12

             CONSOLIDATED STATEMENTS OF CASH FLOWS.....................   13

             CONSOLIDATED STATEMENT OF CHANGES IN
             STOCKHOLDERS' EQUITY......................................   14

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................   15

PART II

  Item 1.    LEGAL PROCEEDINGS.........................................   17

  Item 2.    CHANGES IN SECURITIES.....................................   18

  Item 3.    DEFAULTS UPON SENIOR SECURITIES...........................   18

  Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.........   18

  Item 5.    OTHER INFORMATION.........................................   18

  Item 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................   18

SIGNATURES.............................................................   19

                   AVAILABILITY OF ANNUAL REPORT ON FORM 10-K
                   ------------------------------------------

     THE COMPANY WILL FURNISH WITHOUT CHARGE, TO EACH STOCKHOLDER, UPON WRITTEN REQUEST OF ANY SUCH PERSON, A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FINANCIAL STATEMENT SCHEDULES THERETO. THOSE REQUESTING A COPY OF THE ANNUAL REPORT ON FORM 10-K THAT ARE NOT CURRENTLY STOCKHOLDERS OF THE COMPANY MAY ALSO OBTAIN A COPY DIRECTLY FROM THE COMPANY. REQUESTS FOR COPIES OF SUCH REPORT SHOULD BE DIRECTED TO VICE PRESIDENT-CORPORATE RELATIONS, AT 3633 EAST INLAND EMPIRE BOULEVARD, SUITE 850, ONTARIO, CALIFORNIA 91764.

     THE READER IS ENCOURAGED TO READ THIS FORM 10-Q REPORT IN CONJUNCTION WITH THE COMPANY'S MOST RECENT FORM 10-K REPORT SINCE THE INFORMATION CONTAINED HEREIN IS OFTEN AN UPDATE ON THE INFORMATION IN SUCH REPORT.

                    KAISER VENTURES INC. AND SUBSIDIARIES

     SOME OF THE STATEMENTS IN THIS FORM 10-Q REPORT CONTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS SUCH AS THE GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AND SOUTHERN CALIFORNIA; THE IMPACT OF FEDERAL, STATE, AND LOCAL LAWS AND REGULATIONS ON THE COMPANY'S DEVELOPMENT ACTIVITIES; THE IMPACT OF WEATHER ON THE COMPANY'S CONSTRUCTION RELATED ACTIVITIES; AND THE DISCOVERY OF UNANTICIPATED ENVIRONMENTAL CONDITIONS ON ANY OF THE COMPANY'S PROPERTIES.


                                  INTRODUCTION

BUSINESS UPDATE

GENERAL

     Kaiser Ventures Inc., ("Kaiser" or the "Company" which shall be deemed to include its wholly-owned subsidiaries unless otherwise provided herein), is an emerging company pursuing project opportunities and investments in activities related to water resources, property redevelopment and solid waste management. The Company's long-term emphasis is on the development of its principal assets:
(i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 10.56% interest in Penske Motorsports, Inc. ("PMI"), a publicly traded motorsports company; (iii) approximately 750 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); (iv) an approximate 72% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); and (v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite"). A reader of this Form 10-Q Report is encouraged to read the entire report, in addition to the Company's 1995 Form 10-K Report for background information and a complete understanding as to material developments concerning the Company.

INVESTMENT IN FONTANA UNION WATER COMPANY

     The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a 102-year take-or-pay lease (the "Cucamonga Lease"). Under the terms of the Cucamonga Lease, Cucamonga's payments to the Company are based upon established fixed quantities of water for most of the applicable sources, multiplied by a fixed percentage of the rate for untreated and non-interruptible water from the Metropolitan Water District of Southern California ("MWD") as available through the Chino Basin Municipal Water District as it may change from time-to-time (the "Lease Rate").

     On July 1, 1995, MWD implemented its previously announced changed rates and a new rate structure. As a result of these changes, the Cucamonga Lease rate increased by at least 2.7% or up to approximately 5.1% if the Cucamonga Lease is interpreted as the Company asserts to include all the changed rates and items implemented by MWD. Cucamonga disputes the Company's interpretation of the Cucamonga Lease. Since the Company and Cucamonga have been unable to resolve this matter through negotiation, the Company, in April, 1996, commenced litigation in the San Bernardino County Superior Court to resolve the dispute. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a level that only reflects a 2.7% rate increase as opposed to the 5.1% increase that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease.

                    KAISER VENTURES INC. AND SUBSIDIARIES

     In addition to the changes MWD made as of July 1, 1995, MWD is studying further water rate refinements as well as various rate and revenue generating alternatives. It is the Company's current understanding that any decision on rate refinements will most likely be implemented by MWD as of January 1, 1997. The Company will continue to monitor MWD's rate refinement proposals and their possible impact on the Lease Rate.

INTEREST IN PENSKE MOTORSPORTS, INC.

     The Company owns a 10.56% interest in PMI. PMI is traded on the NASDAQ National Market under the symbol "SPWY." The Company acquired its interest in PMI in exchange for approximately 460 acres of the Mill Site Property on which The California Speedway ("TCS") is being built. PMI is a leading owner and operator of speedway facilities as well as a promoter of auto racing events. PMI, through subsidiaries, owns: Michigan International Speedway; Nazareth Motor Speedway; TCS (which is under construction); a 2% interest in North Carolina Motor Speedway; Motorsports International Corp., a motorsports apparel and memorabilia company; and Competition Tire West and Competition Tire South, distributors of Goodyear racing tires in the mid-west and southern regions of the United States. TCS is to be a two mile tri-oval similar to Michigan International Speedway and is anticipated to be completed in the Spring of 1997.

     On January 29, 1996, PMI filed a registration statement with the Securities and Exchange Commission for the public offering of shares of its common stock which registration was declared effective on March 26, 1996. In the offering, PMI sold 3,737,500 shares of its common stock (which included the underwriter's over allotment) at $24.00 per share. The net proceeds to PMI were approximately $83.1 million. The Company owns 1,373,625 shares of the 12,987,500 issued and outstanding shares of common stock of PMI.

     The ownership of PMI and its subsidiary are illustrated on the chart on the following page.

     Currently, PMI is paying to the Company a quarterly fee of $162,500 which will expire the first quarter of 1997.

PROPERTY REDEVELOPMENT

     The Company currently owns approximately 750 acres of the Mill Site Property after the contribution of approximately 460 acres of the Mill Site Property in exchange for its interest in PMI. As discussed in detail in the Company's 1995 Form 10-K Report, the Company is pursuing several other projects for the redevelopment of the Mill Site Property, including a rail-served municipal solid waste transfer and recovery facility, and several industrial and commercial lots adjoining the motorsports complex. Material developments with respect to these projects are described below.

WEST VALLEY MATERIALS RECYCLING FACILITY

     Kaiser and Burrtec Waste Industries, Inc. ("Burrtec"), a privately-held company, are equal joint venture partners in the development of the West Valley Materials Recovery Facility (the "Joint Venture"), a proposed rail-served municipal solid waste transfer and recovery facility to be located on three parcels totaling approximately 30 acres of the Mill Site Property (the "Mill Site MRF"). The transfer station and

                     KAISER VENTURES INC. AND SUBSIDIARIES



                                     CHART


          [Chart illustrating the corporate structure and ownership of

          Penske Motorsports, Inc. after the Initial Public Offering]

                     KAISER VENTURES INC. AND SUBSIDIARIES

material recovery facility are fully permitted, other than necessary construction and ancillary permits. The Company is responsible for the environmental remediation of the property for the Mill Site MRF. The Company is currently in the process of remediating the site (except for one parcel of about two acres containing the tar pits) in anticipation that one or more phases of the Mill Site MRF will soon be built.

     The Joint Venture is presently undertaking the preliminary steps necessary to construct Phase 1 of the Mill Site MRF which is currently expected to include a 60,000 square foot building and related facilities for waste transfer and recycling services. These preliminary steps include preparation of architectural and engineering plans, grading of the site, installation of off site improvements and obtaining appropriate financing. The estimated cost to the Joint Venture to construct and equip Phase 1 of the Mill Site MRF is currently $8 million (excluding the land which the Company will contribute to the Joint Venture). A final decision by the Joint Venture to proceed with the construction of Phase 1 of the Mill Site MRF will probably be made in the second quarter or early third quarter of 1996.

SPEEDWAY BUSINESS PARK

     The rough grading of the Speedway Business Park lots, totaling approximately 60 acres adjacent to TCS, commenced in the first quarter of 1996 as part of the construction for TCS. This work is expected to be completed along with street and utility improvements in the third or early fourth quarter of 1996. With the completion of these improvements, the lots will be available for lease or sale.

NAPA LOTS

     Construction of an access street for the benefit of the Napa lots, which total approximately 31 acres, the Mill Site MRF, the northerly portion of the West End Property, and TCS also commenced in the first quarter of 1996. Like the Speedway Business Park, it is anticipated that street, utility and other infrastructure improvements will be completed in the third or early fourth quarter of 1996. There have been a number of inquiries regarding the lease or sale of the Napa lots and the Company is in negotiations with a possible major build-to-suit tenant which would utilize approximately 12 acres of the Napa lots.

WASTE MANAGEMENT

EAGLE MOUNTAIN LANDFILL PROJECT

     In 1988, the Company entered into a 100-year lease agreement (the "MRC Lease") with MRC. MRC is seeking to develop the Company's former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill). MRC became a subsidiary of the Company when the Company's subsidiary, Eagle Mountain Reclamation, Inc., acquired a 70% interest in MRC during the first quarter of 1995 in exchange for the elimination of the minimum monthly rent due the Company under the MRC Lease. The elimination of the minimum monthly rent did not change the future royalty payments due the Company once the landfill commences operations.

     As discussed in the Company's 1995 10-K Report, MRC is focusing its efforts on re-permitting the Landfill Project. MRC continues to pursue the activities necessary to re-permit the Landfill Project. It is currently anticipated that the draft environmental impact report prepared by Riverside County's independent consultant will be released to the public for comment in the second quarter of 1996. It is also the Company's current expectation that permitting of the Landfill Project will not be completed until at least mid- to late 1997. In addition to the approval of the environmental impact report and the environmental impact statement, the Landfill Project must receive 20 regulatory and technical permits from 14 separate local, state, and federal agencies.

                     KAISER VENTURES INC. AND SUBSIDIARIES

     As previously disclosed, the Company, through its wholly-owned subsidiary, Eagle Mountain Reclamation, Inc., has made equity investments in MRC. The first stage of funding, a $3.2 million private placement to existing MRC shareholders of which the Company purchased approximately $2.4 million, was completed in 1995. In April, 1996 MRC completed a second phase of funding through another private placement to existing MRC shareholders officers and directors. The Company committed to purchase up to $ 2.1 million of the $2.8 million private placement and funded $ 1,020,000 of such amount in April, 1996.

     Additional funding will be necessary to complete all permitting activities. Therefore, MRC continues to engage in discussions with potential investors and strategic participants in the Landfill Project about financing, sales of air space, sales of capacity rights, waste commitments and other similar types of arrangements or investments. As discussed in more detail in the Company's 1995 10-K Report, there are numerous risks associated with MRC and the Landfill Project which must be overcome to achieve the financing, permitting, construction and operation of the Landfill Project. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part I, Item 1 of this Form 10-Q Report.

KSC RECOVERY, INC. -- ODD-LOT STOCK PROGRAM

     The Company's predecessor, Kaiser Steel Corporation ("KSC"), was in reorganization under Chapter 11 of the United States Bankruptcy Code from February, 1987 until November, 1988. Pursuant to the KSC Plan of Reorganization (the "KSC Plan"), the Company established a subsidiary, KSC Recovery, Inc., which handles the administrative duties of the KSC bankruptcy estate. The major remaining filed claims in the KSC bankruptcy were resolved in 1995. Resolution of these claims has allowed for a distribution of cash and stock to unsecured creditors of the KSC bankruptcy estate in accordance with the KSC Plan. This distribution was commenced in the first quarter and will be completed in the second quarter.

     In conjunction with the distribution of cash and stock to the unsecured creditors of the KSC bankruptcy estate, and due to the number of shareholders of the Company owning less than 100 shares, the Company announced a voluntary program through which shareholders owning fewer than 100 shares of the Company's stock as of March 15, 1996 may conveniently sell their shares. This program is not a redemption of shares by the Company but is a voluntary odd-lot sale assistance program. Notice of this program was mailed to appropriate Company shareholders beginning on April 15, 1996 with the program initially scheduled to continue through May 16, 1996. The Company has decided to extend the program through June 16, 1996. The Company is offering the program to save on annual servicing costs associated with a large number of small shareholders and to provide small shareholders a cost effective means of selling shares of the Company if a shareholder so chooses.

LITIGATION SETTLEMENTS

     In April, 1996, the Company collected a substantial portion of the balance due under the terms of the environmental insurance litigation settlement with a group of foreign insurance carriers. The balance due under the settlement agreement is expected to be received within the next thirty (30) days.

     Also in April, 1996, all items and amounts held in escrow in connection with the settlement with California Steel Industries, Inc.("CSI") were distributed to the Company in accordance with the terms of such settlement agreement. For additional information see "Part II. Legal Proceedings - California Steel Industries, Inc."

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                     PART I

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Kaiser Ventures Inc. ("Kaiser" or the "Company") is an emerging company pursuing project opportunities and investments in activities related to water resources, property redevelopment and solid waste management. The Company's long-term emphasis is on the development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 10.56% interest in Penske Motorsports, Inc. ("PMI"), a public professional motorsports company that is developing The California Speedway ("TCS") on land acquired from Kaiser; (iii) approximately a 72% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) approximately 750 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); and
(v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite"). The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the development of a joint venture for a transfer station and materials recovery facility on the Mill Site Property ("Mill Site MRF"); and the redevelopment of industrial and commercial parcels of land adjoining TCS and the Mill Site MRF.

PRIMARY REVENUE SOURCES

ONGOING OPERATIONS

     The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga County Water District ("Cucamonga"). Property redevelopment revenues currently reflect housing rental income, aggregate rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite, and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Joint venture revenues reflect Kaiser's share of income related to those equity investments (primarily PMI) and joint ventures which the Company accounts for under the equity method.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

ANALYSIS OF RESULTS FOR THE QUARTER ENDED MARCH 31, 1996 AND 1995

     An analysis of the significant components of the Company's resource revenues for the quarter ended March 31, 1996 and 1995 follows:

                                                         QUARTER ENDED MARCH 31,
                                               -------------------------------------------
                                                   1996            1995       % INC. (DEC)
                                               -----------      -----------   ------------
ONGOING OPERATIONS
  Water resource........................       $ 1,116,000      $ 1,078,000           4%
  Property redevelopment................           263,000          244,000           8%
  Joint venture.........................           163,000              ---         100%
                                               -----------      -----------

    TOTAL ONGOING OPERATIONS............         1,542,000        1,322,000          17%
                                               -----------      -----------

INTERIM ACTIVITIES
  Lease and royalty.....................           298,000          419,000         (29%)
  Service...............................            57,000          117,000         (51%)
  Miscellaneous.........................           137,000          141,000          (3%)
                                               -----------      -----------

    TOTAL INTERIM ACTIVITIES............           492,000          677,000         (27%)
                                               -----------      -----------

    TOTAL RESOURCE REVENUES.............       $ 2,034,000      $ 1,999,000           2%
                                               ===========      ===========

REVENUES AS A PERCENTAGE OF TOTAL
RESOURCE REVENUES:
  Ongoing operations....................                76%              66%
  Interim activities....................                24%              34%
                                               -----------      -----------

    TOTAL RESOURCE REVENUES............                100%             100%
                                               ===========      ===========

     Resource Revenues. Total resource revenues for the first quarter of 1996 were $2,034,000, as compared to $1,999,000 for the first quarter of 1995. Revenues from ongoing operations increased 17% during the first quarter of 1996 to $1,542,000 from $1,322,000 in the first quarter of 1995, while revenues from interim activities declined 27% to $492,000 from $677,000 in the first quarter of 1995. Revenues from ongoing operations as a percentage of total revenues increased to 76% in the first quarter of 1996 from 66% in the first quarter of 1995.

     Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,116,000 during the first quarter of 1996 as compared to $1,078,000 for the first quarter of 1995. The 4% increase in water revenues during the year reflects the July, 1995 5.1% increase in water rates of The Metropolitan Water District of Southern California ("MWD"). There was no reduction in the Company's 55.53% effective interest in Fontana Union for 1996. As previously disclosed, the Company's effective interest in Fontana Union may decline over time due to an increase in the number of Fontana Union shareholders taking water. However, the Company's effective interest in Fontana Union's water cannot fall below its equity interest of 50.9%. In addition, MWD, effective July 1, 1995, implemented changed rates and a changed rate structure which has resulted in a continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increase. The total amount of lease payments in dispute as of March 31, 1996 is approximately $110,000.

                     KAISER VENTURES INC. AND SUBSIDIARIES

     Property redevelopment revenues were $263,000 for the first quarter of 1996 as compared to $244,000 for the first quarter of 1995. The 8% increase from the first quarter of 1995 primarily represents higher iron ore sales from one of the Company's California mines.

     Joint venture revenue increased 100% to $163,000 as a result of the quarterly project service fee due from PMI. In addition, as a result of the Company's conversion of its preferred stock interest into common stock, the Company will begin to record its 10.56% share of PMI's net income as of April 1, 1996.

     Interim Activities. Revenues from interim activities for the first quarter of 1996 were $492,000 as compared to $677,000 for the first quarter of 1995. As noted above, the 27% decrease in revenues from interim activities in the first quarter of 1996 is primarily attributable to lower levels of service revenues under the amended Services Agreement with California Steel Industries ("CSI") and lower tenant rental income on the portion of the Mill Site Property that was contributed to PMI in November 1995, for the development of TCS.

     Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the first quarter of 1996 declined to $723,000 from $916,000 in the first quarter of 1995. Operations and maintenance costs for the first quarter of 1996 were $248,000 compared to $397,000 for the first quarter of 1995. This 38% decrease in operations and maintenance costs was primarily due to lower expenses associated with the reduced levels of services being provided to CSI and lower property taxes associated with the portion of the Mill Site Property that was contributed to PMI for the development of TCS. Administrative support expenses for the first quarter of 1996 decreased 8% to $475,000 from $519,000 for the first quarter of 1995 due primarily to lower staffing levels, lower outside professional fees and depreciation expense.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first quarter of 1996 increased 15% to $976,000 from $846,000 for the first quarter of 1995 due primarily to higher outside professional and legal expenses.

     Net Interest Expense. Net interest expense for the first quarter of 1996, was $111,000, a decline of 25% from $149,000 in the first quarter of 1995. The reduction was due primarily to the capitalization of interest expense associated with the development of certain parcels of the Mill Site Property, and higher interest income.

     Income and Income Tax Provision. The Company recorded income before income tax provision of $224,000 for the first quarter of 1996, a 155% increase from the $88,000 recorded in the first quarter of 1995. A provision for income taxes of $97,000 was recorded in the first quarter of 1996 as compared with $38,000 in the first quarter of 1995. Over 90% of the tax provision in 1996 and 1995 is not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOLs"). Consequently, pretax income is an important indicator of the Company's performance.

     Net Income. For the first quarter of 1996, the Company reported net income of $127,000, or $.01 per share, a 154% increase from the $50,000, or $.00 per share, reported for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, Cash Equivalents and Short Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents declined $4,490,000 to $6,373,000 at March 31, 1996 from $10,863,000 at December 31, 1995. Included in cash and cash equivalents at December 31, 1995 is $1,820,000 held solely for the benefit of MRC. The

                     KAISER VENTURES INC. AND SUBSIDIARIES

Company also had short-term investments, comprised of treasury bills and certificates of deposit, of $74,000 at March 31, 1996 and December 31, 1995. The decrease in cash and cash equivalents is due primarily to the expenditure of $4,230,000 for environmental remediation and site clearance on the Mill Site Property.

     Working Capital. During the first quarter of 1996, current assets decreased $5,008,000 to $15,701,000 while current liabilities declined $159,000 to $11,905,000. The decrease in current assets resulted primarily from the $4,490,000 decrease in cash and cash equivalents discussed above plus a $518,000 decline in accounts receivable. Included in current liabilities is $1,342,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first quarter of 1996 by $4,849,000 to $3,796,000 at March 31, 1996.

     Real Estate. Real Estate increased $4.5 million during the first quarter of 1996 primarily due to the capitalization of $4.2 million of environmental remediation and site clearance expenditures on the Mill Site Property.

     Investments. As a result of the initial public offering completed by PMI on March 26, 1996, the Company increased its investment in PMI by approximately $6.5 million and recorded corresponding increases in deferred income taxes and stockholders equity of approximately $400,000 and $6.1 million, respectively.

     Other Assets. The increase in other assets is primarily related to capitalized landfill permitting and development costs for MRC.

     Long-term Debt and Other Long-term Liabilities. As of March 31, 1996, the Company had $5,282,000 in long-term debt associated with the note the Company issued as part of the purchase of properties from the Lusk Joint Ventures in July, 1994. The Company has no outstanding borrowings under its $20.0 million revolving-to-term credit facility at March 31, 1996.

     Minority Interest and Other Liabilities. At March 31, 1996, the Company had recorded $1,053,000 of minority interest relating to MRC in which the Company had approximately a 72% equity interest.

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

     As previously disclosed, the Company expects to commit, in 1996, a total of approximately $14.6 million for currently approved capital projects of which approximately $7.0 million will be for required environmental remediation, $4.6 million will be for real estate improvement and development of certain parcels at the Company's Mill Site Property, $2.6 million will be for supporting MRC's landfill permitting and development, and $400,000 at Eagle Mountain for the Specific Plan and BLM Land Exchange.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     AS OF



                                             MARCH 31,      DECEMBER 31,
                                               1996            1995
                                            -----------     ------------
                                            (UNAUDITED)
ASSETS

Current Assets
   Cash and cash equivalents..............  $  6,373,000    $ 10,863,000
   Short-term investments.................        74,000          74,000
   Accounts receivable and other, net of
     allowance for doubtful accounts of
     $458,000 and $414,000, respectively..     9,254,000       9,772,000
                                            ------------    ------------


 Total current assets.....................    15,701,000      20,709,000
                                            ------------    ------------

Real Estate
   Land and improvements..................    26,315,000      22,084,000
   Real estate under development..........     7,826,000       7,564,000
                                            ------------    ------------

   Total real estate......................    34,141,000      29,648,000
                                            ------------    ------------


Investment in Penske Motorsports, Inc.....    29,240,000      22,991,000

Investment in Fontana Union Water Company.    16,108,000      16,108,000

Other Assets
   Landfill permitting and development....     2,595,000       1,660,000
   Buildings and equipment (net)..........     2,399,000       2,433,000
   Other assets and investments...........     1,196,000       1,154,000
                                            ------------    ------------

   Total other assets.....................     6,190,000       5,247,000
                                            ------------    ------------

Total Assets..............................  $101,380,000    $ 94,703,000
                                            ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     AS OF

                                                   MARCH 31,     DECEMBER 31,
                                                     1996           1995
                                                 ------------    ------------
                                                 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable...........................   $  4,277,000     $ 4,065,000
   Accrued liabilities........................      7,388,000       7,759,000
   Current portion of long-term debt..........        240,000         240,000
                                                 ------------     -----------

       Total current liabilities..............     11,905,000      12,064,000
                                                 ------------     -----------

Long-term Liabilities
   Deferred tax liabilities...................      1,118,000         721,000
   Groundwater remediation reserve............      1,428,000       1,431,000
   Environmental remediation reserve..........      5,500,000       5,500,000
   Long-term debt.............................      5,282,000       5,342,000
                                                 ------------     -----------

       Total long-term liabilities............     13,328,000      12,994,000
                                                 ------------     -----------

       Total liabilities......................     25,233,000      25,058,000
                                                 ------------     -----------

Minority Interest and Other Liabilities.......      1,053,000         948,000

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per
    share, authorized 13,333,333 shares;
    issued and outstanding 10,481,614
    and 10,470,614 respectively...............        314,000         314,000
   Capital in excess of par value.............     66,526,000      60,256,000
   Retained earnings since November 15, 1988..      8,254,000       8,127,000
                                                 ------------     -----------
   Total stockholders' equity.................     75,094,000      68,697,000
                                                 ------------     -----------

Total Liabilities and Stockholders' Equity....   $101,380,000     $94,703,000
                                                 ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                       1996          1995
                                                    -----------   -----------
RESOURCE REVENUES
   Ongoing Operations
       Water resource............................   $ 1,116,000   $ 1,078,000
       Property redevelopment....................       263,000       244,000
       Joint venture.............................       163,000           ---
                                                    -----------   -----------

         Total ongoing operations................     1,542,000     1,322,000

   Interim Activities
       Lease and royalty.........................       298,000       419,000
       Service...................................        57,000       117,000
       Miscellaneous.............................       137,000       141,000
                                                    -----------   -----------

         Total interim activities................       492,000       677,000
                                                    -----------   -----------

         Total resource revenues.................     2,034,000     1,999,000
                                                    -----------   -----------

RESOURCE OPERATING COSTS
   Operations and maintenance....................       248,000       397,000
   Administrative support expenses...............       475,000       519,000
                                                    -----------   -----------

         Total resource operating costs..........       723,000       916,000
                                                    -----------   -----------

INCOME FROM RESOURCES............................     1,311,000     1,083,000

   Corporate general and administrative
    expenses.....................................       976,000       846,000
                                                    -----------   -----------


INCOME FROM OPERATIONS...........................       335,000       237,000

   Net interest expense..........................       111,000       149,000
                                                    -----------   -----------

INCOME BEFORE INCOME TAX PROVISION...............       224,000        88,000

   Income tax provision
       Currently payable.........................         7,000         3,000
       Deferred tax expense credited to
        equity...................................        90,000        35,000
                                                    -----------   -----------

NET INCOME.......................................   $   127,000   $    50,000
                                                    ===========   ===========


EARNINGS PER SHARE...............................   $       .01   $       .00
                                                    ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING....    10,748,000    10,647,000


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                       1996           1995
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................  $   127,000    $    50,000
   Provision for income tax
    which is credited to equity...................       90,000         35,000
   Depreciation and amortization..................      136,000        123,000
   Allowance for doubtful accounts................       44,000         12,000
   Changes in assets:
      Accounts receivable and other...............      475,000        926,000
   Changes in liabilities:
      Current liabilities.........................     (463,000)    (3,809,000)
      Long-term groundwater remediation costs.....       (3,000)           ---
                                                    -----------    -----------

   Net cash flows from operating activities.......      406,000     (2,663,000)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Short-term investments and marketable
    securities....................................          ---      1,513,000
   Minority interest and other liabilities........      105,000      1,176,000
   Investment in Penske Motorsports, Inc..........      264,000          6,000
   Capital expenditures...........................   (5,166,000)      (684,000)
   Other investments..............................     (103,000)       (63,000)
                                                    -----------    -----------

   Net cash flows from investing activities.......   (4,900,000)     1,948,000
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock.......................       64,000            ---
   Principal payments on note payable.............      (60,000)       (60,000)
                                                    -----------    -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES..........        4,000        (60,000)
                                                    -----------    -----------

NET CHANGES IN CASH AND CASH EQUIVALENTS..........   (4,490,000)      (775,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....   10,863,000      3,205,000
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD....  $ 6,373,000    $ 2,430,000
                                                    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                COMMON STOCK         CAPITAL IN
                                          -------------------------  EXCESS OF      RETAINED
                                             SHARES      AMOUNT      PAR VALUE      EARNINGS        TOTAL
                                          -------------------------------------------------------------------
Balance at December 31, 1995               10,470,614    $314,000    $60,256,000    $8,127,000    $68,697,000
                                           ----------   ---------    -----------   -----------    -----------

   Provision for income tax,
    credited to equity..................          ---         ---         90,000           ---         90,000

   Increase in investment in
    Penske Motorsports, Inc.
    due to public offering..............          ---         ---      6,116,000                    6,116,000
                                                                                           ---


   Issuance of shares of
    common stock........................       11,000         ---         64,000           ---         64,000

   Net Income...........................          ---         ---            ---       127,000        127,000
                                           ----------   ---------    -----------   -----------    -----------

Balance at March 31, 1996...............   10,481,614    $314,000    $66,526,000    $8,254,000    $75,094,000
                                           ==========   =========    ===========   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

     The unaudited, consolidated financial statements as of March 31, 1996, and for the three-months ended March 31, 1996 and 1995, as well as related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at March 31, 1996, and results of operations and cash flows for the three-months ended March 31, 1996 and 1995.

     The Company has reclassified the 1995 quarterly information to conform with the 1996 presentation.


NOTE 2.  PENSKE MOTORSPORTS, INC.

     In March 1996, Penske Motorsports, Inc. ("PMI") effected a recapitalization resulting in PMI ownership of the outstanding shares of Michigan International Speedway, Inc., Pennsylvania International Raceway, Inc., The California Speedway Corporation, Motorsports International Corp., Competition Tire West, Inc. and Competition Tire South, Inc. Subsequent to the recapitalization, PMI completed an initial public offering ("IPO") by issuing 3,737,500 shares of common stock at a price to the public of $24 per share. The proceeds to PMI, after underwriting discounts and commissions and other offering expenses, were approximately $83.1 million. As a result of the IPO, the Company has recorded an increase in its equity investment in PMI of $6,513,000 and corresponding increases in deferred income taxes and capital in excess of par value of $397,000 and $6,116,000, respectively.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL CONTINGENCIES

     The Company currently estimates that as of March 31, 1996, its remediation costs for the balance of its land will be between $14,000,000 and $24,000,000, depending upon which approved remediation alternatives are eventually selected. The Company anticipates recovery of these costs through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. The West End and Valley Boulevard Properties do not have any known environmental problems and are not subject to the 1988 Consent Order with the California Environmental Protection Agency, Department of Toxic Substances Control ("DTSC"). Although extensive environmental investigations have been conducted on the site and are ongoing, there can be no assurance that the actual amount of environmental remediation expenditures will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified.

     While the Company has monitored certain groundwater wells in the past, the DTSC requested and the Company will implement a supplemental groundwater monitoring system. The Company has settled obligations of groundwater contamination with the California Regional Water Quality Control Board. The

                     KAISER VENTURES INC. AND SUBSIDIARIES

settlement required a $1,500,000 cash payment by the Company which was made in February, 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality project. These water rights are unrelated to those leased to Cucamonga County Water District. In 1995, the Company contributed 18,000 acre feet of its water in storage thus satisfying the first 18 years of its obligation. The Company remains contingently liable for any impacts the groundwater plume may have on water wells owned by third parties. Recently the City of Ontario, California commenced litigation against the Company alleging that the Company has contaminated one of its municipal wells. The Company believes sufficient amounts have been accrued for this contingency.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

     As discussed in the Company's Form 10-K Report for 1995, the Company is engaged in certain claims and litigation, which if resolved adverse to the Company or the Company's interests, would have a material adverse impact on the Company. There have been no material developments in any legal proceeding except as noted below and as discussed in the "Introduction - Business Update" section of this Form 10-Q Report.

CALIFORNIA STEEL INDUSTRIES, INC.

     As previously announced and discussed in detail in the Company's 1995 10-K Report, the Company and KSC Recovery, Inc. last year reached a definitive settlement with California Steel Industries, Inc. ("CSI") resolving all the issues and disputes among the parties. All conditions to the settlement where satisfied prior to December 31, 1995, with the settlement documents and consideration being held in escrow pending the sale by CSI of the Company's stock it received as a part of its bankruptcy claim in the Kaiser Steel Corporation ("KSI") bankruptcy. CSI sold the stock in April allowing for the distribution of the settlement documents and funds in escrow to CSI and the Company. The gain related to this settlement was recognized by the Company in the fourth quarter of 1995 since all conditions to the completion of the settlement were satisfied before year end.

CITY OF ONTARIO LITIGATION

     On February 27, 1996, the City of Ontario, California served on the Company a complaint filed in San Bernardino County Superior Court (City of Ontario v. Kaiser Ventures Inc., et al.; Case No. RCV 17334). In sum, the complaint alleges there is a plume or plumes containing organic carbon, dissolved solids and mercury originating from the Company's Mill Site Property due to activities of KSC, and/or a former tenant of the Mill Site Property, have impacted one of the City of Ontario's water wells. Ontario seeks reimbursement for remedial costs, replacement of the allegedly impacted well and replacement or improvement or refurbishment of related facilities. The Company challenged Ontario's ability to bring this litigation given the KSC bankruptcy and the discharge granted to the Company. With this objection, on April 5, 1996, Ontario brought a declaratory judgment action in the U. S. District Court for the District of Colorado in Bankruptcy ("the U.S. Bankruptcy Court") against the Company, (City of Ontario v. Kaiser Ventures Inc., Adversary Proceeding No. 96-1215 MSK). In the U. S. Bankruptcy Court action, Ontario in effect seeks a determination that the matters and damages alleged in its California lawsuit are not discharged as a part of the KSC bankruptcy proceedings. The litigation in California is on hold pending resolution of the matter before the U. S. Bankruptcy Court.

CCWD RATE DISPUTE LITIGATION

  As discussed in more detail in the "Business Update" section of this Form 10-Q Report, the Company on April 22, 1996 initiated legal action in San Bernardino County Superior Court against Cucamonga County Water District ("Cucamonga"), (Fontana Water Resources, Inc. v. Cucamonga County Water District; Case No.
RCV 21135). The Company and the Cucamonga have not been able to resolve a rate dispute that arose due to changed rates and a new rate structure implemented by the Metropolitan Water District of Southern California as of July 1, 1995.
Under the terms of the Cucamonga Lease, the Company believes it is entitled to a 5.1% rate increase and Cucamonga asserts that it is required to pay only a 2.7% rate increase. The Company intends to vigorously prosecute the case.

                     KAISER VENTURES INC. AND SUBSIDIARIES

ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         See the "Introduction" Section of this Form 10-Q Report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits
             --------

             EXHIBIT 27 - Financial Data Schedule for 1st Quarter 10-Q.

         B.  Reports on Form 8-K.
             --------------------

             None.

                     KAISER VENTURES INC. AND SUBSIDIARIES



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KAISER VENTURES INC.



Dated:  May 14, 1996                         /s/ James F. Verhey
                                             -------------------
                                             James F. Verhey
                                             Principal Financial Officer