Form 10-Q
period 1996-06-30
KAISER VENTURES INC
filed 1996-08-12
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996          Commission File Number 0-18858



                              KAISER VENTURES INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                 94-0594733
  ---------------------------------               --------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


                   3633 East Inland Empire Blvd., Suite 850
                          Ontario, California  91764
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

On July 31, 1996, the Company had 10,516,594 shares of Common Stock, $.03 par value outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q

                                                                            PAGE
                                                                            ----
INTRODUCTION

    BUSINESS UPDATE........................................................  1

PART I

  Item 1.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..........................  5

  Item 2.    FINANCIAL STATEMENTS.......................................... 12

             CONSOLIDATED BALANCE SHEETS................................... 12

             CONSOLIDATED STATEMENTS OF INCOME............................. 14

             CONSOLIDATED STATEMENTS OF CASH FLOWS......................... 15

             CONSOLIDATED STATEMENT OF CHANGES IN
              STOCKHOLDERS' EQUITY......................................... 16

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................... 17

PART II

  Item 1.    LEGAL PROCEEDINGS............................................. 19

  Item 2.    CHANGES IN SECURITIES......................................... 20

  Item 3.    DEFAULTS UPON SENIOR SECURITIES............................... 20

  Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS............. 20

  Item 5.    OTHER INFORMATION............................................. 21

  Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................. 21


SIGNATURES................................................................. 22

                       AVAILABILITY OF PREVIOUS REPORTS
                       --------------------------------

     The Company will furnish without charge, to each stockholder, upon written request of any such person, a copy of the Company's annual report on Form 10-K for the year ended December 31, 1995, and quarterly report on Form 10-Q for the period ended March 31, 1996 (collectively, the "Reports") as filed with the Securities Exchange and Commission, including the financial statement schedules thereto. Those requesting a copy of the Reports that are not currently stockholders of the Company may also obtain a copy directly from the Company. Requests for copies of the Reports should be directed to Vice President-Corporate Relations, at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764.

     The reader is encouraged to read this Form 10-Q Report in conjunction with the Reports since the information contained herein is often an update of the information in such reports.

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


                                  INTRODUCTION

BUSINESS UPDATE

General

     Kaiser Ventures Inc.'s, ("Kaiser" or the "Company" which shall be deemed to include its wholly-owned subsidiaries unless otherwise provided herein), long-term emphasis is on the development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 10.56% interest in Penske Motorsports, Inc. ("PMI"), a publicly traded motorsports company; (iii) approximately 750 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); (iv) an approximate 73% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); and (v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite"). A reader of this Form 10-Q Report is encouraged to read the entire report, in addition to the Company's 1995 Form 10-K Report and first quarter 1996 Form 10-Q Report for background information and a complete understanding as to material developments concerning the Company.

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

      In the second quarter, there were two important developments with respect to the Cucamonga Lease. First, in April, 1996, the Company commenced litigation against Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. On July 1, 1995, MWD implemented its previously announced changed rates and a new rate structure. As a result of these changes, the Cucamonga Lease rate increased by at least 2.7% or up to approximately 5.1% if the Cucamonga Lease is interpreted as the Company asserts to include all the changed rates and items implemented by MWD. Cucamonga disputes the Company's interpretation of the Cucamonga Lease resulting in the current litigation. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at the 2.7% rate increase as opposed to the 5.1% increase that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease.

                     KAISER VENTURES INC. AND SUBSIDIARIES

     In addition, MWD is studying, but has not adopted to date, further water rate refinements as well as various rate and revenue generating alternatives.

     Second, revenues from the Cucamonga Lease are generally tied to agreed upon quantities of water for the various sources of water. However, there can be adjustments in those fixed quantities in certain limited circumstances. One of the sources of water under the Cucamonga Lease is known as the Colton/Rialto Basin wells. Under the terms of the Cucamonga Lease, Cucamonga pays the Company based upon a presumed production of 3,000 acre feet through 1997 and thereafter 3,100 acre feet from the Colton/Rialto Basin wells provided that the level of water in certain monitoring or index wells averages to be above 1002.3 feet above mean sea level. However, if the average in the index wells is between 1002.3 feet above mean sea level and 969.7 feet above mean sea level, Fontana Union's right to produce from the Colton/Rialto wells is reduced to its adjudicated water allowance of 920 acre feet. Other water producers from the Colton/Rialto Basin are similarly required to reduce their pumping to their adjudicated rights. If the average water elevation of the index wells drops below 969.7 feet above mean sea level, Fontana Union's pumping rights are reduced by 1% for every foot of drop in elevation, but never less than 460 acre feet. On June 6, 1996, the Company was informed that the average elevation of the water in the index wells was determined to be 999.66 above mean sea level. Accordingly, the annual amount of water Fontana Union may pump from the Colton/Rialto Basin is reduced to 920 acre feet with Cucamonga's annual payment obligation also reduced to 920 acre feet. With this reduction in pumping from the Colton/Rialto wells, the revenues from the Cucamonga Lease are currently anticipated to decline by approximately $300,000 during this year.

     The reason for the decline of the water levels in the index wells is currently unknown. However, the Company along with other producers in the Colton/Rialto Basin are investigating the possible reasons for the decline in the water level. The Company is not able to predict whether the reduction in pumping will continue beyond the current applicable water year.

Interest In Penske Motorsports, Inc.

     The Company owns a 10.56% interest in PMI. PMI is traded on the NASDAQ National Market under the symbol "SPWY." The Company acquired its interest in PMI in November, 1995 in exchange for approximately 460 acres of the Mill Site Property on which The California Speedway ("TCS") is being built. PMI is a leading owner and operator of speedway facilities as well as a promoter of auto track racing events. PMI, through subsidiaries, owns: Michigan International Speedway; Nazareth Motor Speedway; TCS (which is under construction); a 2% interest in North Carolina Motor Speedway; Motorsports International Corp., a motorsports apparel and memorabilia company; and Competition Tire West and Competition Tire South, distributors of Goodyear racing tires in the mid-west and southern regions of the United States. TCS is to be a two mile tri-oval similar to Michigan International Speedway and is anticipated to be completed in the Spring of 1997. The date of the first scheduled race at TCS is June 22, 1997. The race will be a NASCAR(R) Winston Cup race. A second race, an IndyCar(R) sponsored by CART, is anticipated to be held in September, 1997.

     Currently, PMI is paying to the Company a quarterly fee of $162,500 which will expire at the end of the first quarter of 1997. On July 31, 1996, PMI announced gross revenues of $24.7 million and net income of $6.7 million or .52 per share for the second quarter of 1996. In addition, as of April 1, 1996, the Company began accounting for its share of PMI's net income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     KAISER VENTURES INC. AND SUBSIDIARIES

Property Redevelopment

     After the contribution of approximately 460 acres of the Mill Site Property in exchange for its interest in PMI, the Company currently owns approximately 750 acres of the Mill Site Property. As discussed in detail in the Company's 1995 Form 10-K Report, the Company is pursuing several other projects for the redevelopment of the Mill Site Property, including a rail-served municipal solid waste transfer and recovery facility, and several industrial and commercial lots adjoining the motorsports complex. Material developments with respect to these projects are described below.

West Valley Materials Recovery Facility

     The Company and Burrtec Waste Industries, Inc. ("Burrtec"), a privately-held company, are equal joint venture partners in the development of the West Valley Materials Recovery Facility (the "Joint Venture"), a proposed rail-served municipal solid waste transfer and recovery facility that at full build out will be located on three parcels totaling approximately 30 acres of the Mill Site Property (the "Mill Site MRF"). The transfer station and material recovery facility are fully permitted, other than necessary construction and ancillary permits. The Company is responsible for the environmental remediation of the property for the Mill Site MRF. The Company is currently in the process of remediating the site (except for one parcel of about two acres containing the tar pits) to the extent necessary in anticipation that one or more phases of the Mill Site MRF will soon be built. The remediation required has been more extensive than originally anticipated but the Company believes the required additional work will not substantially delay the construction of the proposed Phase 1 of the Mill Site MRF.

     The Company and Burrtec are currently negotiating a restructuring of the Joint Venture and its business terms. The Company and Burrtec are also continuing to undertake the preliminary steps necessary to construct Phase 1 of the Mill Site MRF which is currently expected to include a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services. Offsite improvements are being installed and grading of the site has commenced. A final decision to proceed with the restructuring of the Joint Venture, its terms and the construction of Phase 1 of the Mill Site MRF is anticipated to be made in the third quarter of 1996.

Waste Management

Eagle Mountain Landfill Project

     In 1988, the Company entered into a 100-year lease agreement (the "MRC Lease") with MRC. MRC is seeking to develop the Company's former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. MRC became a subsidiary of the Company when the Company's subsidiary, Eagle Mountain Reclamation, Inc., acquired a 70% interest in MRC during the first quarter of 1995 in exchange for the elimination of the minimum monthly rent due the Company under the MRC Lease. The elimination of the minimum monthly rent did not change the future royalty payments due the Company once the landfill commences operations.

     Since its initial acquisition of an equity interest in MRC, the Company, through its wholly-owned subsidiary, Eagle Mountain Reclamation, Inc., has made additional equity investments in MRC. As of July 31, 1996, the Company had invested $3,977,000 in additional equity in MRC by participating in two private placements of MRC common stock. Currently, the Company's ownership interest in MRC is approximately 73%. Another $500,000 is to be funded by the Company by October 15, 1996, pursuant to its commitment in the second private placement. Additional funding will be necessary to complete all permitting activities.

                     KAISER VENTURES INC. AND SUBSIDIARIES

     MRC continues to pursue the activities necessary to re-permit the Landfill Project. The draft environmental impact report/environmental impact statement ("EIR/EIS") prepared by Riverside County's and the U.S. Bureau of Land Management's ("BLM"), independent consultant was first released to the public for comment in July 1996. The release of the EIR/EIS commences the public review process for the Landfill Project. The new EIR/EIS is the second full-scale environmental review for the Landfill Project and the Company's proposed land exchange with the BLM which were originally approved by Riverside County in 1992 and the BLM in 1993. The original county approval of the EIR was overturned in 1994 due to California Superior Court rulings which required Riverside County to perform additional environmental review on the Landfill Project. The BLM withdrew its original approval of the EIS in order to conduct new, additional review concurrent with the County process.

     The EIR/EIS examines the Landfill Project's potential impacts to such items as air quality, water, traffic, noise, and natural resources and also identifies measures to mitigate potential impacts. Once the EIR and EIS is approved, assuming the EIR and EIS receive the necessary approvals, it will probably take up to an additional year to secure the necessary technical permits for the Landfill Project. Following a 60-day public comment period a final EIR/EIS will be prepared and released to the public. The Landfill Project will then be reviewed by the Riverside County Planning Commission this fall and forwarded with recommendations to the Riverside County Board of Supervisors for anticipated action in late 1996 or early 1997. The BLM conducted public meetings on the EIS during the week of August 5, 1996.

     An important step for the Company in connection with the proposed land exchange with the BLM was achieved when the Federal Energy Regulatory Commission issued on June 7, 1996, a letter stating that the proposed land exchange between the BLM and the Company would not impact the pending license application of Eagle Crest Energy Company, the proponent of a hydro-electric pump storage project. Receipt of this non-jeopardy letter will assist the Company in securing the proposed land exchange. The amount of Federal land that remains subject to
Section 24 reservation under the Federal Power Act is approximately 40 acres.

     As discussed in more detail in the Company's 1995 10-K Report, there are numerous risks associated with MRC and the Landfill Project which must be overcome to achieve the financing, permitting, construction and operation of the Landfill Project. There have been and will continue to be opponents to the Landfill Project. The current anticipated time schedule for MRC and the Landfill Project is based on forward-looking information and as a result, the time schedule may not be achieved because of the risks associated with the Project. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part I, Item 1 of this Form 10-Q Report.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                    PART I

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Kaiser Ventures Inc. ("Kaiser" or the "Company") is an emerging company pursuing project opportunities and investments in activities related to water resources, property redevelopment and solid waste management. The Company's long-term emphasis is on the development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 10.56% interest in Penske Motorsports, Inc. ("PMI"), a public professional motorsports company that is developing The California Speedway ("TCS") on land acquired from Kaiser; (iii) approximately a 73% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) approximately 750 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); and
(v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite"). The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the development of a joint venture for a transfer station and materials recovery facility on the Mill Site Property ("Mill Site MRF"); and the redevelopment of industrial and commercial parcels of land adjoining TCS and the Mill Site MRF.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES


Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources.

     In addition, due to the concentration of motor sport racing events between April and September, PMI's operations have been, and will continue to be, highly seasonal. PMI has no current plans to host events in the first and fourth quarters at its existing facilities (including TCS). As a result, the Company's reported share of undistributed equity in the earnings of PMI will likely be positive (income) in the second and third quarters and negative (loss) in the first and fourth quarters.

Results of Operations

Analysis of Results for the Quarter ended June 30, 1996 and 1995

     An analysis of the significant components of the Company's resource revenues for the quarter ended June 30, 1996 and 1995 follows:

                                                          Quarter Ended June 30,
                                                 ---------------------------------------
                                                     1996           1995      % Inc(Dec)
                                                     ----           ----      ----------
Ongoing Operations
   Water resource.............................    $1,000,000     $1,079,000         (7%)
   Property redevelopment.....................       277,000        277,000          0%
   Joint venture..............................       721,000           -           100%
                                                  ----------     ----------
         Total ongoing operations.............     1,998,000      1,356,000         47%
                                                  ----------     ----------
Interim Activities
   Lease and royalty..........................       259,000        463,000        (44%)
   Service....................................        57,000        117,000        (51%)
   Miscellaneous..............................       110,000        214,000        (49%)
                                                  ----------     ----------
         Total interim activities.............       426,000        794,000        (46%)
                                                  ----------     ----------
         Total resource revenues..............    $2,424,000     $2,150,000         13%
                                                  ==========     ==========
Revenues as a Percentage of Total
Resource Revenues:
   Ongoing operations.........................           82%            63%
   Interim activities.........................           18%            37%
                                                  ----------     ----------
         Total resource revenues..............          100%           100%
                                                  ==========     ==========

     Resource Revenues. Total resource revenues for the second quarter of 1996 were $2,423,000, as compared to $2,150,000 for the second quarter of 1995. Revenues from ongoing operations increased 47% during the second quarter of 1996 to $1,998,000 from $1,356,000 in the second quarter of 1995, while revenues from interim activities declined 46% to $426,000 from $794,000 in the second quarter of 1995. Revenues from ongoing operations as a percentage of total revenues increased to 82% in the second quarter of 1996 from 63% in the second quarter of 1995.

     Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,000,000 during the second quarter of 1996 as compared to $1,079,000 for the second quarter of 1995. The 7% decrease in water revenues during the quarter primarily reflects a reduction, affecting all parties under the Rialto Basin judgment, in the amount of water that Cucamonga

                     KAISER VENTURES INC. AND SUBSIDIARIES

through Fontana Union can draw from the Rialto Basin due to low water levels. The annual impact of the reduction is estimated to be approximately $300,000; $150,000 of which was recorded during the second quarter when the Company was notified of the reduction. Offsetting this reduction was the July, 1995 increase in water rates of 5.1% by The Metropolitan Water District of Southern California ("MWD"). There was no reduction in the Company's 55.53% effective interest in Fontana Union for 1996. As previously disclosed, the Company's effective interest in Fontana Union may decline over time due to an increase in the number of Fontana Union shareholders taking water. However, the Company's effective interest in Fontana Union's water cannot fall below its equity interest of 50.9%. In addition, MWD, effective July 1, 1995, implemented changed rates and a changed rate structure which has resulted in a continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increase. The total amount of lease payments in dispute as of June 30, 1996 is approximately $140,000. In addition, MWD has stated that it may refine its rate structure further.

     Property redevelopment revenue was $277,000 for the second quarter of 1996 and 1995. Reductions in tenant rental income at Eagle Mountain were offset by higher iron ore sales from one of the Company's California mines.

     Joint venture revenue increased 100% to $721,000 as a result of the $162,000 quarterly project service fee due from PMI plus $559,000 pertaining to the Company's 10.56% share of PMI's net income for the second quarter, net of expenses. The Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996.

     Interim Activities. Revenues from interim activities for the second quarter of 1996 were $425,000 as compared to $794,000 for the second quarter of 1995. As noted above, the 46% decrease in revenues from interim activities in the second quarter of 1996 is primarily attributable to lower levels of service revenues under the amended Services Agreement with California Steel Industries ("CSI"); lower tenant rental income on the portion of the Mill Site Property that was contributed to PMI in November, 1995 for the development of TCS; and lower scrap sales and slag royalties.

     Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the second quarter of 1996 declined to $845,000 from $975,000 in the second quarter of 1995. Operations and maintenance costs for the second quarter of 1996 were $261,000 compared to $386,000 for the second quarter of 1995. This 32% decrease in operations and maintenance costs was primarily due to lower expenses associated with the reduced levels of services being provided to CSI and lower property taxes associated with the portion of the Mill Site Property that was contributed to PMI for the development of TCS. Administrative support expenses for the second quarter of 1996 decreased slightly to $584,000 from $589,000 for the second quarter of 1995.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter of 1996 increased 1% to $920,000 from $913,000 for the second quarter of 1995 due primarily to higher outside professional and legal expenses.

     Net Interest Expense. Net interest expense for the second quarter of 1996, was $139,000, a decline of 21% from $176,000 in the second quarter of 1995. The reduction was due primarily to the capitalization of interest expense associated with the development of certain parcels of the Mill Site Property and higher interest income being partially offset by the increased amortization of deferred loan fees associated with the Union Bank credit facility.

                     KAISER VENTURES INC. AND SUBSIDIARIES


     Income and Income Tax Provision. The Company recorded income before income tax provision of $519,000 for the second quarter of 1996, a 503% increase from the $86,000 recorded in the second quarter of 1995. A provision for income taxes of $225,000 was recorded in the second quarter of 1996 as compared with $37,000 in the second quarter of 1995. Over 90% of the tax provision in 1996 and 1995 is not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOLs"). Consequently, pretax income is an important indicator of the Company's performance.

     Net Income. For the second quarter of 1996, the Company reported net income of $294,000, or $.03 per share, a 500% increase from the $49,000, or $.00 per share, reported for the second quarter of 1995.

Analysis of Results for the Six months ended June 30, 1996 and 1995

     An analysis of the significant components of the Company's resource revenues for the six-months ended June 30, 1996 and 1995 follows:

                                                          6 Months Ended June 30,
                                                ----------------------------------------
                                                     1996           1995      % Inc(Dec)
                                                     ----           ----      ---------
Ongoing Operations
   Water resource..............................   $2,116,000     $2,157,000       (2%)
   Property redevelopment......................      540,000        521,000        4%
   Joint venture...............................      884,000           -         100%
                                                  ----------     ----------
         Total ongoing operations..............    3,540,000      2,678,000       32%
                                                  ----------     ----------
Interim Activities
   Lease and royalty...........................      556,000        883,000      (37%)
   Service.....................................      114,000        234,000      (51%)
   Miscellaneous...............................      247,000        354,000      (30%)
                                                  ----------     ----------
         Total interim activities..............      917,000      1,471,000      (38%)
                                                  ----------     ----------
         Total resource revenues...............   $4,457,000     $4,149,000        7%
                                                  ==========     ==========
Revenues as a Percentage of Total
Resource Revenues:
   Ongoing operations..........................          79%            65%
   Interim activities..........................          21%            35%
                                                  ----------     ----------
         Total resource revenues...............         100%           100%
                                                  ==========     ==========

     Resource Revenues. Total resource revenues for the first six-months of 1996 were $4,457,000, as compared to $4,149,000 for the first six-months of 1995. Revenues from ongoing operations increased 32% during the first six-months of 1996 to $3,540,000 from $2,678,000 in the first six-months of 1995, while revenues from interim activities declined 38% to $917,000 from $1,471,000 in the first six-months of 1995. Revenues from ongoing operations as a percentage of total revenues increased to 79% in the first six months of 1996 from 65% in the first six months of 1995.

     Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $2,116,000 during the first six months of 1996 as compared to $2,157,000 for the first six-months of 1995. The 2% decrease in water revenues during the quarter primarily reflects a reduction, affecting all parties under the Rialto Basin judgment, in the amount of water that Cucamonga through Fontana Union can draw from the Rialto Basin due to low water levels. The annual impact of the reduction is estimated to be

                     KAISER VENTURES INC. AND SUBSIDIARES

approximately $300,000; $150,000 of which was recorded during the first six months of 1996. Offsetting this reduction was the July, 1995 increase in water rates of 5.1% by The Metropolitan Water District of Southern California ("MWD"). There was no reduction in the Company's 55.53% effective interest in Fontana Union for 1996. As previously disclosed, the Company's effective interest in Fontana Union may decline over time due to an increase in the number of Fontana Union shareholders taking water. However, the Company's effective interest in Fontana Union's water cannot fall below its equity interest of 50.9%. In addition, MWD, effective July 1, 1995, implemented changed rates and a changed rate structure which has resulted in a continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increase. The total amount of lease payments in dispute as of June 30, 1996 is approximately $140,000. In addition, MWD has stated that it may refine its rate structure further.

     Property redevelopment revenues were $540,000 for the first six-months of 1996 as compared to $521,000 for the first six-months of 1995. The 4% increase from the first six-months of 1995 primarily represents higher iron ore sales from one of the Company's California mines.

     Joint venture revenue increased 100% to $884,000 as a result of the $325,000 in project service fees from PMI plus $559,000 pertaining to the Company's 10.56% share of PMI's net income for the second quarter, net of expenses. The Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996.

     Interim Activities. Revenues from interim activities for the first six-months of 1996 were $917,000 as compared to $1,471,000 for the first six-months of 1995. As noted above, the 38% decrease in revenues from interim activities in the first six-months of 1996 is primarily attributable to lower levels of service revenues under the amended Services Agreement with California Steel Industries ("CSI"); lower tenant rental income on the portion of the Mill Site Property that was contributed to PMI in November 1995, for the development of TCS; and lower scrap sales and slag royalties.

     Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the first six-months of 1996 declined to $1,586,000 from $1,872,000 in the first six-months of 1995. Operations and maintenance costs for the first six-months of 1996 were $509,000 compared to $783,000 for the first six-months of 1995. As noted above, this 35% decrease in operations and maintenance costs was primarily due to lower expenses associated with the reduced levels of services being provided to CSI and lower property taxes associated with the portion of the Mill Site Property that was contributed to PMI for the development of TCS. In addition, Administrative support expenses for the first six-months of 1996 decreased 1% to $1,077,000 from $1,089,000 for the first six-months of 1995 due primarily to lower outside professional fees.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first six-months of 1996 increased 7% to $1,878,000 from $1,758,000 for the first six-months of 1995 due primarily to higher outside professional and legal expenses.

     Net Interest Expense. Net interest expense for the first six-months of 1996, was $250,000, a decline of 27% from $344,000 in the first six-months of 1995. The reduction was due primarily to the capitalization of interest expense associated with the development of certain parcels of the Mill Site Property and higher interest income being partially offset by the increased amortization of deferred loan fees associated with the Union Bank credit facility.

     Income and Income Tax Provision. The Company recorded income before income tax provision of $743,000 for the first six-months of 1996, a 325% increase from the $175,000 recorded in the first six-

                     KAISER VENTURES INC. AND SUBSIDIARIES


months of 1995. A provision for income taxes of $322,000 was recorded in the first six-months of 1996 as compared with $76,000 in the first six-months of 1995. Over 90% of the tax provision in 1996 and 1995 is not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOLs"). Consequently, pretax income is an important indicator of the Company's performance.

     Net Income. For the first six-months of 1996, the Company reported net income of $421,000, or $.04 per share, a 325% increase from the $99,000, or $.01 per share, reported for the first six-months of 1995.

Liquidity and Capital Resources

     Cash, Cash Equivalents and Short Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents declined $4,053,000 to $6,810,000 at June 30, 1996 from $10,863,000 at December 31, 1995 Included in cash and cash equivalents at December 31, 1995 is $2,297,000 held solely for the benefit of MRC. The Company also had short-term investments, comprised of treasury bills and certificates of deposit, of $74,000 at June 30, 1996 and December 31, 1995. The decrease in cash and cash equivalents is due primarily to capital expenditures of approximately $6,800,000 for environmental remediation and real estate development at the Mill Site Property and to additional investments of approximately $1,600,000 in MRC being offset by net cash proceeds of approximately $3,400,000 from the CSI and environmental insurance settlements.

     Working Capital. During the first six months of 1996, current assets decreased $11,339,000 to $9,370,000 while current liabilities declined $3,542,000 to $8,522,000. The decrease in current assets resulted primarily from the $4,053,000 decrease in cash and cash equivalents, discussed above, plus a $7,286,000 decline in accounts receivable due primarily to the receipt of over $6,000,000 in gross proceeds from the CSI and environmental insurance settlements. Included in current liabilities is $1,441,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first quarter of 1996 by $7,797,000 to $848,000 at June 30, 1996.

     Real Estate. Real Estate increased nearly $6.8 million during the first six months of 1996 primarily due to the capitalization of environmental remediation and real estate development costs relating the Mill Site Property.

     Investments. The Company's investment in PMI increased primarily as a result of PMI's initial public offering in March 1996 and the Company's recording of its share of equity in PMI's earnings subsequent to the public offering. As a result of the initial public offering, the Company increased its investment in PMI by approximately $6.5 million and recorded corresponding increases in deferred income taxes and stockholders equity of approximately $400,000 and $6.1 million, respectively.

     Other Assets. The increase in other assets is primarily related to capitalized landfill permitting and development costs for MRC.

     Long-term Debt and Other Long-term Liabilities. As of June 30, 1996, the Company had $5,222,000 in long-term debt associated with the note the Company issued as part of the purchase of properties from the Lusk Joint Ventures in July, 1994. The Company had no outstanding borrowings under its $20.0 million revolving-to-term credit facility at June 30, 1996.

     Minority Interest and Other Liabilities. At June 30, 1996, the Company had recorded $1,491,000 of minority interest relating to MRC in which the Company had approximately a 73% equity interest.

                     KAISER VENTURES INC. AND SUBSIDIARIES

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

     The Company expects to commit, in 1996, more than $15.0 million for capital projects of which more $7.4 million will be for required environmental remediation, $4.6 million will be for real estate improvement and development of certain parcels at the Company's Mill Site Property, $2.6 million will be for supporting MRC's landfill permitting and development, and $400,000 at Eagle Mountain for the Specific Plan and BLM Land Exchange.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                    June 30,     December 31,
                                                     1996           1995
                                                  ------------   ------------
                                                  (Unaudited)
ASSETS

Current Assets
    Cash and cash equivalents.................    $ 6,810,000     $10,863,000
    Short-term investments....................         74,000          74,000
    Accounts receivable and other,
     net of allowance for doubtful
     accounts of $281,000 and $414,000,
     respectively.............................      2,486,000       9,772,000
                                                  -----------     -----------

    Total current assets......................      9,370,000      20,709,000
                                                  -----------     -----------
Real Estate
    Land and improvements.....................     27,469,000      22,084,000
    Real estate under development.............      8,999,000       7,564,000
                                                  -----------     -----------

    Total real estate.........................     36,468,000      29,648,000
                                                  -----------     -----------

Investment in Penske Motorsports, Inc.........     29,814,000      22,991,000

Investment in Fontana Union Water Company.....     16,108,000      16,108,000

Other Assets
    Landfill permitting and development.......      3,674,000       1,660,000
    Buildings and equipment (net).............      2,334,000       2,433,000
    Other assets and investments..............      1,170,000       1,154,000
                                                  -----------     -----------

    Total other assets........................      7,178,000       5,247,000
                                                  -----------     -----------

Total Assets..................................    $98,938,000     $94,703,000
                                                  ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of


                                                    June 30,       December 31,
                                                      1996            1995
                                                   -----------     -------------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable..............................  $ 3,343,000      $ 4,065,000
    Accrued liabilities...........................    4,939,000        7,759,000
    Current portion of long-term debt.............      240,000          240,000
                                                    -----------      -----------

      Total current liabilities...................    8,522,000       12,064,000
                                                    -----------      -----------

Long-term Liabilities
    Deferred tax liabilities......................    1,118,000          721,000
    Groundwater remediation reserve...............    1,431,000        1,431,000
    Environmental remediation reserve.............    5,500,000        5,500,000
    Long-term debt................................    5,222,000        5,342,000
                                                    -----------      -----------

      Total long-term liabilities.................   13,271,000       12,994,000
                                                    -----------      -----------

      Total liabilities...........................   21,793,000       25,058,000
                                                    -----------      -----------

Minority Interest and Other Liabilities...........    1,491,000          948,000

Commitments and Contingencies

Stockholders' Equity
    Common stock, par value $.03 per share,
     authorized 13,333,333 shares; issued
     and outstanding 10,488,114 and 10,470,614
     respectively.................................      315,000          314,000
    Capital in excess of par value................   66,791,000       60,256,000
    Retained earnings since November 15, 1988.....    8,548,000        8,127,000
                                                    -----------      -----------

    Total stockholders' equity....................   75,654,000       68,697,000
                                                    -----------      -----------

Total Liabilities and Stockholders' Equity........  $98,938,000      $94,703,000
                                                    ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           for the Three and Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)


                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30                        June 30
                                                                       ----------------------------    ----------------------------
                                                                           1996           1995              1996           1995
                                                                           ----           ----              ----           ----
Resource Revenues
  Ongoing Operations
    Water resource................................................      $ 1,000,000    $ 1,079,000       $ 2,116,000    $ 2,157,000
    Joint Venture.................................................          721,000            ---           884,000            ---
    Property redevelopment........................................          277,000        277,000           540,000        521,000
                                                                        -----------    -----------       -----------    -----------
      Total ongoing operations....................................        1,998,000      1,356,000         3,540,000      2,678,000

  Interim Activities
    Lease and royalty.............................................          258,000        463,000           556,000        883,000
    Service.......................................................           57,000        117,000           114,000        234,000
    Miscellaneous.................................................          110,000        214,000           247,000        354,000
                                                                        -----------    -----------       -----------    -----------
      Total interim activities....................................          425,000        794,000           917,000      1,471,000
                                                                        -----------    -----------       -----------    -----------
      Total resource revenues.....................................        2,423,000      2,150,000         4,457,000      4,149,000
                                                                        -----------    -----------       -----------    -----------
Resource Operating Costs
  Operations and maintenance......................................          261,000        386,000           509,000        783,000
  Administrative support expenses.................................          584,000        589,000         1,077,000      1,089,000
                                                                        -----------    -----------       -----------    -----------
      Total resource operating costs..............................          845,000        975,000         1,586,000      1,872,000
                                                                        -----------    -----------       -----------    -----------

Income from Resources.............................................        1,578,000      1,175,000         2,871,000      2,277,000
  Corporate general and administrative expenses...................          920,000        913,000         1,878,000      1,758,000
                                                                        -----------    -----------       -----------    -----------

Income from Operations............................................          658,000        262,000           993,000        519,000
  Net Interest expense (income)...................................          139,000        176,000           250,000        344,000
                                                                        -----------    -----------       -----------    -----------

Income before Income Tax Provision................................          519,000         86,000           743,000        175,000

  Income tax provision
    Currently payable.............................................           16,000          3,000            23,000          6,000
    Deferred tax expense credited to equity.......................          209,000         34,000           299,000         70,000
                                                                        -----------    -----------       -----------    -----------

Net Income........................................................      $   294,000    $    49,000       $   421,000    $    99,000
                                                                        ===========    ===========       ===========    ===========
Earnings Per Share................................................      $       .03    $       .00       $       .04    $       .01
                                                                        ===========    ===========       ===========    ===========
Weighted Average Number of Shares
 Outstanding......................................................       10,711,000     10,649,000        10,730,000     10,647,000


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the Six Months Ended June 30
                                 (Unaudited)


                                                                                          1996                    1995
                                                                                          ----                    ----
Cash Flows from Operating Activities
  Net income.....................................................................    $   421,000              $    99,000
  Provision for income tax which is credited to equity...........................        299,000                   70,000
  Equity income in Penske Motorsports Inc........................................       (559,000)                     ---
  Depreciation and amortization..................................................        336,000                  249,000
  Allowance for doubtful accounts................................................       (133,000)                  14,000
  Changes in assets:
    Accounts receivable and other................................................      7,419,000                  634,000
    Other assets.................................................................            ---                   (3,000)
  Changes in liabilities:
    Current liabilities..........................................................     (3,540,000)              (3,718,000)
                                                                                     -----------              -----------
  Net cash flows from operating activities.......................................      4,243,000               (2,655,000)
                                                                                     -----------              -----------
Cash Flows from Investing Activities
  Short-term investments and marketable securities...............................            ---                3,500,000
  Minority interest and other liabilities........................................        543,000                  268,000
  Investment in Penske Motorsports, Inc..........................................        249,000                  (50,000)
  Capital expenditures...........................................................     (8,878,000)              (1,226,000)
  Other investments..............................................................       (211,000)                (137,000)
                                                                                     -----------              -----------
  Net cash flows from investing activities.......................................     (8,297,000)               2,355,000
                                                                                     -----------              -----------
Cash Flows from Financing Activities
  Issuance of common stock.......................................................        121,000                   13,000
  Environmental insurance proceeds...............................................            ---                  975,000
  Principal payments on note payable.............................................       (120,000)                (120,000)
                                                                                     -----------              -----------
Net Cash Flows from Financing Activities.........................................          1,000                  868,000

Net Changes in Cash and Cash Equivalents.........................................     (4,053,000)                 568,000

Cash and Cash Equivalents at Beginning of Year...................................     10,863,000                3,205,000

Cash and Cash Equivalents at end of the period...................................    $ 6,810,000              $ 3,773,000
                                                                                     ===========              ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    for the Six Months Ended June 30, 1996
                                  (Unaudited)

                                                                Common Stock            Capital In
                                                          -----------------------       Excess of      Retained
                                                            Shares         Amount       Par Value      Earnings        Total
                                                          ---------------------------------------------------------------------
Balance at December 31, 1995                              10,470,614     $314,000      $60,256,000    $8,127,000    $68,697,000

  Provision for income tax, credited to equity........           ---          ---          299,000           ---        299,000

  Increase in investment in Penske Motorsports, Inc.
  due to public offering..............................           ---          ---        6,116,000           ---      6,116,000

  Issuance of shares of common stock..................        17,500        1,000          120,000           ---        121,000

  Net Income..........................................           ---          ---              ---       421,000        421,000
                                                          ----------     --------      -----------    ----------    -----------
Balance at June 30, 1996..............................    10,488,114     $315,000      $66,791,000    $8,548,000    $75,654,000
                                                          ==========     ========      ===========    ==========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  BASIS OF PRESENTATION

     The unaudited, consolidated financial statements as of June 30, 1996, and for the three and six-month periods ended June 30, 1996 and 1995, as well as related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at June 30, 1996, and results of operations and cash flows for the six and three-month periods ended June 30, 1996 and 1995.

     The Company has reclassified the 1995 quarterly information to conform with the 1996 presentation.


Note 2.  PENSKE MOTORSPORTS, INC.

     In March, 1996, Penske Motorsports, Inc. ("PMI") effected a recapitalization resulting in PMI ownership of the outstanding shares of Michigan International Speedway, Inc., Pennsylvania International Raceway, Inc., The California Speedway Corporation, Motorsports International Corp., Competition Tire West, Inc. and Competition Tire South, Inc. Subsequent to the recapitalization, PMI completed an initial public offering ("IPO") by issuing 3,737,500 shares of common stock at a price to the public of $24 per share. The proceeds to PMI, after underwriting discounts and commissions and other offering expenses, were approximately $83.1 million. As a result of the IPO, the Company has recorded an increase in its equity investment in PMI of $6,513,000 and corresponding increases in deferred income taxes and capital in excess of par value of $397,000 and $6,116,000, respectively.

     As an additional result of the IPO, the Company began recording it's share of undistributed equity in the earnings of PMI effective April 1, 1996. The Company's share of income from PMI, net of expenses, amounted to $559,000 for the three and six-month periods ended June 30, 1996. Due to the concentration of motor sport racing events between April and September, PMI's operations have been, and will continue to be, highly seasonal. PMI has no current plans to host events in the first and fourth quarters at it existing facilities (including The California Speedway). As a result, the Company's reported share of undistributed equity in the earnings of PMI will likely be positive (income) in the second and third quarters and negative (loss) in the first and fourth quarters.


Note 3.  COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

     The Company currently estimates that, as of June 30, 1996, the future costs of remediating the balance of its land will be between $13 million and $23 million, depending upon which approved remediation alternatives are eventually selected. The Company anticipates recovery of these costs through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. Although extensive environmental investigations have been conducted on the site and are

                     KAISER VENTURES INC. AND SUBSIDIARIES

ongoing, there can be no assurance that the actual amount of environmental remediation expenditures will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified.

     While the Company has monitored certain groundwater wells in the past, the DTSC requested and the Company will implement a supplemental groundwater monitoring system. The Company has settled obligations of groundwater contamination with the California Regional Water Quality Control Board. The settlement required a $1,500,000 cash payment by the Company which was made in February, 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality project. These water rights are unrelated to those leased to Cucamonga County Water District. In 1995, the Company contributed 18,000 acre feet of its water in storage thus, satisfying the first 18 years of its obligation. The Company remains contingently liable for any impacts the groundwater plume may have on water wells owned by third parties. Recently the City of Ontario, California commenced litigation against the Company alleging that the Company has contaminated one of its municipal wells. The Company believes sufficient amounts have been accrued for this contingency.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                    PART II


Item 1.  LEGAL PROCEEDINGS

     As discussed in the Company's Form 10-K Report for 1995 and its 1996 first quarter Form 10-Q Report, the Company is engaged in certain claims and litigation, which if resolved adverse to the Company or the Company's interests, would have a material adverse impact on the Company. There have been no material developments in any legal proceeding except as noted below and as discussed in the "Introduction - Business Update" section of this Form 10-Q Report.

City of Ontario Litigation

     In February, 1996, the City of Ontario, California served on the Company a complaint filed in San Bernardino County Superior Court (City of Ontario v. Kaiser Ventures Inc., et al.; Case No. RCV 17334). In sum, the complaint alleges there is a plume or plumes containing organic carbon, dissolved solids and mercury originating from the Company's Mill Site Property due to activities of KSC, and/or a former tenant of the Mill Site Property, that have impacted one of the City of Ontario's water wells. Ontario seeks reimbursement for remedial costs, replacement of the allegedly impacted well and replacement or refurbishment of related facilities.

     The Company challenged Ontario's ability to bring this litigation given the KSC bankruptcy and the discharge granted to the Company. In April, 1996, Ontario brought a declaratory judgment action in the U. S. District Court for the District of Colorado in Bankruptcy ("the U.S. Bankruptcy Court") against the Company, (City of Ontario v. Kaiser Ventures Inc., Adversary Proceeding No. 96-1215 MSK). In the U. S. Bankruptcy Court action, Ontario in effect seeks a determination that the matters and damages alleged in its California lawsuit are not discharged as a part of the KSC bankruptcy proceedings.

     Kaiser and the City have reached a tentative agreement concerning the matter before the U.S. Bankruptcy Court. Under the terms of the tentative settlement, which is subject to approval by the Ontario City Counsel and the Company's Board of Directors, Kaiser has agreed to waive its bankruptcy-related defenses to the City's prosecution of claims for groundwater contamination caused by mercury or other priority pollutants. In return, the City agrees to dismiss the California litigation as to all claims related to total dissolved solids and total dissolved carbons and sulfate, and to be bound by the 1993 Settlement Agreement between Kaiser and the California Regional Water Quality Control Board. Pending the approval and execution of the settlement agreement or other resolution of the matter before the U. S. Bankruptcy Court, the litigation in California is on hold.

CCWD Rate Dispute Litigation

     As discussed in more detail in the "Business Update" section of this Form 10-Q Report, the Company on April 22, 1996 initiated legal action in San Bernardino County Superior Court against Cucamonga County Water District ("Cucamonga"), (Fontana Water Resources, Inc. v. Cucamonga County Water District; Case No. RCV 21135). The dispute involves the appropriate interpretation of the Cucamonga Lease with respect to changed rates and a new rate structure implemented by the Metropolitan Water District of Southern California as of July 1, 1995. The litigation is in the early stages of discovery.

                     KAISER VENTURES INC. AND SUBSIDIARIES


Item 2.  CHANGES IN SECURITIES

         None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         On June 17, 1996, the Company held its annual meeting of stockholders. The only formal actions taken by the stockholders were a vote on: (i) the election of nine directors for the Company for the ensuing year; and (ii) an amendment to the Company's 1995 Stock Plan to increase the term of the Plan for one year, increase the number of shares of common stock eligible for issuance thereunder, and make other related changes to the Plan. The stockholders re-elected nine of the current directors and approved the amendments to the Company's 1995 Stock Plan. The vote on each nominee to the Board and on each matter was as follows:

    A.  Election to the Board of Directors     Votes For      Votes Withheld

        Ronald E. Bitonti                      9,163,349          37,524

        Todd G. Cole                           9,159,873          41,000

        Reynold C. MacDonald                   9,159,773          41,100

        William J. Morgan                      9,164,873          36,000

        Charles E. Packard                     9,164,873          36,000

        Thomas S. Rabone                       9,158,499          42,374

        Lyle B. Stevenson                      9,164,218          36,655

        Richard E. Stoddard                    9,163,451          37,422

        Marshall F. Wallach                    9,189,457          11,416

    B.  Approval of the amendment to the Company's 1995 Stock Plan

            Votes For          Votes Against           Abstain

            8,469,786             526,379               23,407

                     KAISER VENTURES INC. AND SUBSIDIARIES

Item 5.  OTHER INFORMATION

         See the "Introduction" Section of this Form 10-Q Report.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits
             --------

             Exhibit 10.1 - Employment Agreement between the Company and Pamela
             M. Catlett dated June 17, 1996.

             Exhibit 10.2 - Employment Agreement between the Company and Terry
             L. Cook dated June 17, 1996.

             Exhibit 10.3 - Employment Agreement between the Company and Lee R. Redmond dated June 17, 1996.

             Exhibit 10.4 - Employment Agreement between the Company and James
             F. Verhey dated June 17, 1996.

             Exhibit 27 - Financial Data Schedule for 2nd quarter 10-Q.

         B.  Reports on Form 8-K.
             -------------------

             None.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KAISER VENTURES INC.



Dated:  August 12, 1996                 /s/ James F. Verhey
                                        ---------------------------
                                        James F. Verhey
                                        Principal Financial Officer