Form 10-Q
period 1996-09-30
KAISER VENTURES INC
filed 1996-11-13
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996        Commission File Number 0-18858



                              KAISER VENTURES INC.
                              --------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                        94-0594733
----------------------------------                ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


                   3633 East Inland Empire Blvd., Suite 850
                          Ontario, California  91764
                   ----------------------------------------
             (Address of principal executive offices and zip code)


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


                                Yes  X    No
                                    ----

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                                Yes  X    No
                                    ----

On October 31, 1996, the Company had 10,516,594 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q


                                                                                    PAGE
                                                                                    ----

INTRODUCTION

  BUSINESS UPDATE..................................................................    1

PART I

  Item 1.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS..............................   6

  Item 2.         FINANCIAL STATEMENTS.............................................   13

                  CONSOLIDATED BALANCE SHEETS......................................   13

                  CONSOLIDATED STATEMENTS OF INCOME................................   15

                  CONSOLIDATED STATEMENTS OF CASH FLOWS............................   16

                  CONSOLIDATED STATEMENT OF CHANGES IN
                   STOCKHOLDERS' EQUITY.............................................  17

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................   18

PART II

  Item 1.         LEGAL PROCEEDINGS................................................   20

  Item 2.         CHANGES IN SECURITIES............................................   20

  Item 3.         DEFAULTS UPON SENIOR SECURITIES..................................   20

  Item 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................   21

  Item 5.         OTHER INFORMATION................................................   21

  Item 6.         EXHIBITS AND REPORTS ON FORM 8-K.................................   21


SIGNATURES.........................................................................   21

                        AVAILABILITY OF PREVIOUS REPORTS
                        --------------------------------

     THE COMPANY WILL FURNISH WITHOUT CHARGE, TO EACH STOCKHOLDER, UPON WRITTEN REQUEST OF ANY SUCH PERSON, A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995, AND QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1996 AND FOR THE PERIOD ENDED JUNE 30, 1996 (COLLECTIVELY, THE "REPORTS") AS FILED WITH THE SECURITIES EXCHANGE AND COMMISSION, INCLUDING THE FINANCIAL STATEMENT SCHEDULES THERETO. THOSE REQUESTING A COPY OF THE REPORTS THAT ARE NOT CURRENTLY STOCKHOLDERS OF THE COMPANY MAY ALSO OBTAIN A COPY DIRECTLY FROM THE COMPANY. REQUESTS FOR COPIES OF THE REPORTS SHOULD BE DIRECTED TO VICE PRESIDENT-CORPORATE RELATIONS, AT 3633 EAST INLAND EMPIRE BOULEVARD, SUITE 850, ONTARIO, CALIFORNIA 91764.

     THE READER IS ENCOURAGED TO READ THIS FORM 10-Q REPORT IN CONJUNCTION WITH THE REPORTS SINCE THE INFORMATION CONTAINED HEREIN IS OFTEN AN UPDATE OF THE INFORMATION IN SUCH REPORTS.

                     KAISER VENTURES INC. AND SUBSIDIARIES

     SOME OF THE STATEMENTS IN THIS FORM 10-Q REPORT CONTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WHEN USED OR INCORPORATED BY REFERENCE IN THIS REPORT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED, EXPECTED OR PROJECTED. FOR EXAMPLE, ACTUAL RESULTS COULD MATERIALLY DIFFER FROM THOSE PROJECTED AS A RESULT OF FACTORS SUCH AS GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AND SOUTHERN CALIFORNIA; THE IMPACT OF FEDERAL, STATE, AND LOCAL LAWS AND REGULATIONS ON THE COMPANY'S DEVELOPMENT ACTIVITIES; THE IMPACT OF WEATHER ON THE COMPANY'S CONSTRUCTION RELATED ACTIVITIES; AND THE DISCOVERY OF UNANTICIPATED ENVIRONMENTAL CONDITIONS ON ANY OF THE COMPANY'S PROPERTIES.

                                  INTRODUCTION

BUSINESS UPDATE

GENERAL

  Kaiser Ventures Inc. ("Kaiser" or the "Company" which shall be deemed to include its wholly-owned subsidiaries unless otherwise provided herein) continues to work on the development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 10.56% interest in Penske Motorsports, Inc. ("PMI"), a publicly traded motorsports company; (iii) approximately 750 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); (iv) an approximate 73% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); and (v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project.

  Since the filing of the second quarter 1996 Form 10-Q Report, there have been particularly significant developments with regard to the continued redevelopment of the Mill Site Property due to the anticipated sale of approximately 54 acres of the Mill Site Property to PMI for approximately $13.4 million and with respect to the Landfill Project. See, "Introduction - Business Update - Property Redevelopment - Sale of Speedway Business Park" and "Introduction - Business Update - Waste Management Eagle Mountain Landfill Project." In addition, a reader of this Form 10-Q Report is strongly encouraged to read the entire report, together with the Company's 1995 Form 10-K Report and first and second quarter 1996 Form 10-Q Reports for background information and a complete understanding as to material developments concerning the Company.

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

  The Company continues its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. The dispute centers upon whether the

                     KAISER VENTURES INC. AND SUBSIDIARIES

Lease Rate increased by at least 2.7% or by 5.1% or greater if the Cucamonga Lease is interpreted as the Company asserts to include all the changed rates and items implemented by MWD, as of July 1, 1995. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at the 2.7% rate increase as opposed to the higher Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. In addition, in the third quarter Chino Basin Municipal Water District increased its administrative charge to $2.00 per acre foot which Cucamonga agrees is a component of the Lease Rate. Finally, the Company also continues to investigate the reasons for the drop in water levels in the Colton/Rialto Basin wells which will result in a reduction in the revenues from the Cucamonga Lease by approximately $300,000 in 1996. It is currently unknown if the drop in water levels in the Colton/Rialto Wells is just a short term fluctuation or a longer term change.

INTEREST IN PENSKE MOTORSPORTS, INC.

  The Company currently owns approximately a 10.56% interest in PMI. PMI is traded on the NASDAQ National Market under the symbol "SPWY." As discussed in more detail below under "Property Redevelopment - Sale of Speedway Business Park," the Company anticipates increasing its ownership in PMI from 1,373,625 shares to 1,627,925 shares (approximately 12.2% of PMI's outstanding shares) in connection with the expected sale of approximately 54 acres (net) of the Mill Site Property, (known as the Speedway Business Park), to The California Speedway Corporation. The approximately $13,352,700 purchase price is to be paid in cash of $5,000,000 (subject to closing adjustments) plus PMI restricted common stock of approximately 254,300 shares. The transaction is scheduled to close during December, 1996.

  The Company acquired its original interest in PMI in November, 1995, in exchange for approximately 475 acres of the Mill Site Property on which the California Speedway is being built. PMI is a leading owner and operator of speedway facilities as well as a promoter of racing events. PMI, through subsidiaries, owns: Michigan International Speedway; Nazareth Motor Speedway; TCS (which is under construction); a 4.5% interest in North Carolina Motor Speedway; Motorsports International Corp., a motorsports apparel and memorabilia company; and Competition Tire West and Competition Tire South, distributors of Goodyear racing tires in the mid-west and southern regions of the United States. California Speedway is to be a two mile tri-oval similar to Michigan International Speedway and is anticipated to be completed in the Spring of 1997. The date of the first scheduled race at the California Speedway, a NASCAR Winston Cup race, is June 22, 1997. A second race, a CART PPG Indy Car World Series Event, is scheduled to be held on September 28, 1997.

  Currently, PMI is paying to the Company a quarterly fee of $162,500 which will expire at the end of the first quarter of 1997. On October 31, 1996, PMI announced record gross revenues of $24.0 million and record net income of $6.5 million or $.50 per share for the third quarter of 1996 and gross revenues of $52.2 million and net income of $12.2 million for the first nine months of 1996. The Company began accounting for its share of PMI's net income as of April 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PROPERTY REDEVELOPMENT

  After the contribution of approximately 475 acres of the Mill Site Property in exchange for its interest in PMI, the Company currently owns approximately 700 acres of the Mill Site Property. This acreage will decrease to approximately 650 acres with the conclusion of the anticipated sale of approximately 54 acres to PMI as discussed below. The Company is currently undertaking efforts to obtain the entitlements and permits necessary to develop the balance of the Mill Site Property for a variety of possible commercial, industrial and recreational uses. These efforts include possible changes that would alter and improve the access to portions of the Mill Site Property. In addition to these entitlement and permitting activities, the

                     KAISER VENTURES INC. AND SUBSIDIARIES


Company has also begun preliminary exploratory discussions with a number of prospective users for the balance of the Mill Site Property. As discussed in detail in the Company's 1995 Form 10-K Report, the Company is also pursuing several other projects for the redevelopment of the Mill Site Property, including a rail-served municipal solid waste transfer and recovery facility, and several industrial and commercial lots adjoining the motorsports complex. Material developments with respect to these projects are described below.

WEST VALLEY MATERIALS RECOVERY FACILITY

  The Company and Burrtec Waste Industries, Inc. ("Burrtec"), a privately-held company, are equal joint venture partners in the development of the West Valley Materials Recovery Facility (the "Joint Venture"), a proposed rail-served municipal solid waste transfer and recovery facility that, at full build out, will be located on three parcels totaling approximately 30 acres of the Mill Site Property (the "Mill Site MRF"). The transfer station and material recovery facility are fully permitted, other than necessary construction and ancillary permits. The Company is responsible for the environmental remediation of the property for the Mill Site MRF and is currently in the process of remediating a portion of the site. The remediation required has been more extensive than originally anticipated, but should be completed as a part of the construction of Phase 1 of the Mill Site MRF as described in more detail below.

  The Company and Burrtec have reached agreement, in principle, on the terms of restructuring the Joint Venture as a limited liability company (the West Valley MRF, LLC, a California limited liability company). In the third quarter, the Company's Board of Directors approved the restructuring of the Joint Venture, and its terms as well as the construction of Phase 1 of the Mill Site MRF, subject to obtaining acceptable third-party financing and the finalization of the legal documentation between the Company and Burrtec.

  The Company and Burrtec are also continuing to undertake those preliminary steps necessary to construct Phase 1 of the Mill Site MRF which is currently expected to include a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services. Offsite improvements and the grading of the site are nearing completion. The total estimated cost for the Phase 1 of the Mill Site MRF, including all equipment, is approximately $10,300,000. It is anticipated that the Company and Burrtec will be required to guarantee any third party financing obtained by the West Valley MRF, LLC.

SALE OF SPEEDWAY BUSINESS PARK

  The Company and The California Speedway Corporation have entered into an agreement for the sale of the Speedway Business Park. The Speedway Business Park, which encompasses approximately 54 acres (net),is located on the east side of the Kaiser Mill Site Property between the speedway property and Cherry Avenue. These lots, which were graded in connection with the construction of California Speedway, include property adjoining the main entrance to the speedway. The sales price is approximately $13,352,000, and is subject to normal closing adjustments. The sales price will be paid in cash of $5,000,000 at the close of the transaction with the balance of the purchase price being the issuance of approximately 254,300 in shares of restricted PMI common stock. This stock will increase the Company's percentage ownership interest in PMI to approximately 12.2%. The sale, which is subject to several contingencies, is expected to close during December 1996. The Company has already satisfied most of the major contingencies to the proposed sale.

                     KAISER VENTURES INC. AND SUBSIDIARIES


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

  Since its initial acquisition of an equity interest in MRC, the Company, through its wholly-owned subsidiary, Eagle Mountain Reclamation, Inc., has made additional equity investments in MRC. As of October 31, 1996, the Company had invested $4,477,000 in additional equity in MRC by participating in two private placements of MRC common stock. Currently, the Company's ownership interest in MRC is approximately 73%. Because additional funding will be necessary to complete all permitting activities, MRC has approved a third private placement of $2.2 million, to be completed in early 1997, of which it is expected that the Company will invest up to an additional $1.65 million through Eagle Mountain Reclamation, Inc. The Company's first payment of approximately $1.05 million will be made in the first quarter 1997, with a second payment of approximately $600,000 due in the second quarter of 1997. Even with the anticipated successful completion of a third private placement, additional financing will be required to complete the permitting of the Landfill Project, to fund anticipated litigation costs and to ultimately construct the Landfill Project.

  MRC continues to pursue the activities necessary to re-permit the Landfill Project. The draft environmental impact report/environmental impact statement ("EIR/EIS") prepared by Riverside County's and the U.S. Bureau of Land Management's ("BLM"), independent consultant was first released to the public for comment in July, 1996. The public comment period is now over and a large number of comments were received. The comments are being reviewed and responses being prepared by the independent consultant for inclusion in the final EIR/EIS.

  The EIR/EIS examines the Landfill Project's potential impacts to such items as air quality, water, traffic, noise, and natural resources and also identifies measures to mitigate potential impacts. Once the EIR and EIS is approved, assuming the EIR and EIS receive the necessary approvals, it will probably take up to an additional year to secure the necessary technical permits for the Landfill Project. Once the final EIR/EIS is completed and released, which is currently anticipated to be late this year or early next year, the Landfill Project will be reviewed by the Riverside County Planning Commission and forwarded with recommendations to the Riverside County Board of Supervisors. It has been anticipated that the Supervisors would act during the first half of 1997.

  However, at an October 29, 1996, meeting of the Riverside County Board of Supervisors, the Board voted to delay the consideration of proposals relating to any private or public/private landfill project for at least six months. This action was as a result of an investigation by the Federal Bureau of Investigation of Western Waste Industries, Inc. which was proposing a major expansion of its El Sobrante landfill in western Riverside County. Neither the Company nor MRC have any connection with Western Waste Industries, Inc. Regardless of this fact, the Board decided to delay its consideration of all private and public/private landfill projects given the ongoing investigation, which includes the review of the records of the Board of Supervisors and certain County staff members. As noted above, MRC is proceeding with completion of the final EIR/EIS and is scheduled for Planning Commission review in early 1997. As the

                     KAISER VENTURES INC. AND SUBSIDIARIES

Company currently understands the October 29, 1996 decision, it may result only in minimal delay, if any, in the Board's consideration of the Eagle Mountain Landfill Project. However, the full ramifications of the Board's vote are unknown and further delays are possible.

  As discussed in more detail in the Company's 1995 10-K Report, there are numerous risks associated with MRC and the Landfill Project which must be overcome to achieve the financing, permitting, construction and operation of the Landfill Project. There have been and will continue to be opponents to the Landfill Project. The current anticipated time schedule for Landfill Project is based on forward-looking information and as a result, the time schedule may not be achieved, as in the past, because of the risks associated with the Project as well as the time consuming procedural steps that must be followed.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                     PART I

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an emerging company pursuing project opportunities and investments in activities related to water resources, property redevelopment and solid waste management. The Company's long-term emphasis is on the development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 10.56% interest in Penske Motorsports, Inc. ("PMI"), a public professional motorsports company that is developing the California Speedway on land acquired from Kaiser; (iii) approximately a 73% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) approximately 750 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); and
(v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill
Project. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the development of a transfer station and materials recovery facility on the Mill Site Property ("Mill Site MRF"); and the redevelopment of industrial and commercial parcels of land adjoining the California Speedway and the Mill Site MRF.

  Subsequent to the end of the third quarter, the Company formally agreed to sell approximately 54.2 net acres of the Mill Site Property, known as the Speedway Business Park, to PMI for $5.0 million in cash and approximately $8.35 million in PMI stock. It is anticipated that the transaction will close during the fourth quarter and will result in a one time gain of approximately $6.7 million. Once this transaction is completed, the Company's interest in PMI will increase to approximately 12.2%. See the "Introduction - Business Update" section of this report for more information regarding this transaction.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES


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

  In addition, due to the concentration of motor sport racing events between April and September, PMI's operations have been, and will continue to be, highly seasonal. PMI has no current plans to host events in the first and fourth quarters at its existing facilities (including the California Speedway). As a result, the Company's reported share of undistributed equity in the earnings of PMI will likely be positive (income) in the second and third quarters and negative (loss) in the first and fourth quarters.

RESULTS OF OPERATIONS

ANALYSIS OF RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 1996 AND 1995

  An analysis of the significant components of the Company's resource revenues for the quarter ended September 30, 1996 and 1995 follows:

                                                                   QUARTER ENDED SEPTEMBER 30,
                                                                   ---------------------------
                                                             1996               1995         % INC (DEC)
                                                             ----               ----         -----------
ONGOING OPERATIONS
 Water resource......................................... $  944,000         $1,103,000            (14%)
 Joint venture..........................................    642,000                  -            100%
 Property redevelopment.................................    295,000            246,000             20%
                                                         ----------         ----------

   TOTAL ONGOING OPERATIONS.............................  1,881,000          1,349,000             39%
                                                         ----------         ----------

INTERIM ACTIVITIES
 Lease and royalty......................................    293,000            307,000             (5%)
 Service................................................     57,000            101,000            (44%)
 Miscellaneous..........................................    114,000            302,000            (62%)
                                                         ----------         ----------

   TOTAL INTERIM ACITIVITIES............................    464,000            710,000            (35%)
                                                         ----------         ----------

   TOTAL RESOURCE REVENUES.............................. $2,345,000         $2,059,000             14%
                                                         ==========         ==========
REVENUES AS A PERCENTAGE OF TOTAL
RESOURCE REVENUES:
 Ongoing operations.....................................        80%                66%
 Interim activities.....................................        20%                34%
                                                         ----------         ----------

    TOTAL RESOURCE REVENUES.............................       100%               100%
                                                         ==========         ==========


  Resource Revenues. Total resource revenues for the third quarter of 1996 were $2,345,000, as compared to $2,059,000 for the third quarter of 1995. Revenues from ongoing operations increased 39% during the third quarter of 1996 to $1,881,000 from $1,349,000 in the third quarter of 1995, while revenues from interim activities declined 35% to $464,000 from $710,000 in the third quarter of 1995.

                     KAISER VENTURES INC. AND SUBSIDIARIES


Revenues from ongoing operations as a percentage of total revenues increased to 80% in the third quarter of 1996 from 66% in the third quarter of 1995.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $944,000 during the third quarter of 1996 as compared to $1,103,000 for the third quarter of 1995. The 14% decrease in water revenues during the quarter reflects both an adjustment to reflect the actual amounts being paid by Cucamonga and a reduction, affecting all parties under the Rialto Basin judgment, in the amount of water that Cucamonga through Fontana Union can draw from the Colton/Rialto Basin due to low water levels. Although the Company is continuing to bill Cucamonga at what it believes is the correct Metropolitan Water District of Southern California ("MWD") rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts received. The total amount of lease payments in dispute as of September 30, 1996 is approximately $550,000. In addition, MWD has stated that it may refine its rate structure further. The annual impact of the Colton/Rialto Basin water reduction is estimated to be approximately $300,000; of which $75,000 was recorded during the third quarter.

  Joint venture revenue increased to $642,000 as a result of the $162,000 quarterly project service fee due from PMI plus $480,000 pertaining to the Company's 10.56% share of PMI's net income for the third quarter, net of expenses. The Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996.

  Property redevelopment revenue was $295,000 for the third quarter of 1996 as compared to $246,000 for the third quarter of 1995. Higher iron ore sales from one of the Company's California mines more than offset reductions in tenant rental income at Eagle Mountain.

  Interim Activities. Revenues from interim activities for the third quarter of 1996 were $464,000 as compared to $710,000 for the third quarter of 1995. The 35% decrease in revenues from interim activities in the third quarter of 1996 is primarily attributable to lower levels of service revenues under the amended Services Agreement with California Steel Industries ("CSI"); lower scrap sales and slag royalties; and lower miscellaneous revenues.

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the third quarter of 1996 declined to $856,000 from $978,000 in the third quarter of 1995. Operations and maintenance costs for the third quarter of 1996 were $303,000 compared to $403,000 for the third quarter of 1995. This 25% decrease in operations and maintenance costs was primarily due to lower expenses associated with the reduced levels of services being provided to CSI and lower property taxes associated with the portion of the Mill Site Property that was contributed to PMI for the development of TCS. Administrative support expenses for the third quarter of 1996 decreased slightly to $553,000 from $575,000 for the third quarter of 1995.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter of 1996 increased 5% to $812,000 from $771,000 for the third quarter of 1995 due primarily to higher outside professional and legal expenses.

  Net Interest Expense. Net interest expense for the third quarter of 1996, was $156,000, a decline of 23% from $202,000 in the third quarter of 1995. The reduction was due primarily to the capitalization of interest expense associated with the development of certain parcels of the Mill Site Property and higher interest income being partially offset by the increased amortization of deferred loan fees associated with the Union Bank credit facility.

                     KAISER VENTURES INC. AND SUBSIDIARIES



  Income and Income Tax Provision. The Company recorded income before income tax provision of $521,000 for the third quarter of 1996, a 382% increase from the $108,000 recorded in the third quarter of 1995. A provision for income taxes of $225,000 was recorded in the third quarter of 1996 as compared with $46,000 in the third quarter of 1995. Over 90% of the tax provision in 1996 and 1995 is not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOLs"). Consequently, pretax income is an important indicator of the Company's performance.

  Net Income. For the third quarter of 1996, the Company reported net income of $296,000, or $.03 per share, a 377% increase from the $62,000, or $.01 per share, reported for the third quarter of 1995.

ANALYSIS OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

  An analysis of the significant components of the Company's resource revenues for the nine months ended September 30, 1996 and 1995 follows:

                                                                  9 MONTHS ENDED SEPTEMBER 30,
                                                            ------------------------------------------
                                                            1996               1995         % INC(DEC)
                                                            ----               ----         ----------
ONGOING OPERATIONS
 Water resource......................................... $3,060,000         $3,260,000             (6%)
 Joint venture..........................................  1,526,000                  -            100%
 Property redevelopment.................................    835,000            766,000              9%
                                                         ----------         ----------

   TOTAL ONGOING OPERATIONS.............................  5,421,000          4,026,000             35%
                                                         ----------         ----------

INTERIM ACTIVITIES
 Lease and royalty......................................    849,000          1,191,000            (29%)
 Service................................................    171,000            334,000            (49%)
 Miscellaneous..........................................    361,000            657,000            (45%)
                                                         ----------         ----------

   TOTAL INTERIM ACTIVITIES............................   1,381,000          2,182,000            (37%)
                                                         ----------         ----------

   TOTAL RESOURCE REVENUES.............................. $6,802,000         $6,208,000             10%
                                                         ==========         ==========
REVENUES AS A PERCENTAGE OF TOTAL
RESOURCE REVENUES:
 Ongoing operations.....................................        80%                65%
 Interim activities.....................................        20%                35%
                                                         ----------         ----------

    TOTAL RESOURCE REVENUES.............................       100%               100%
                                                         ==========         ==========

  Resource Revenues. Total resource revenues for the first nine months of 1996 were $6,802,000, as compared to $6,208,000 for the first nine months of 1995. Revenues from ongoing operations increased 35% during the first nine months of 1996 to $5,421,000 from $4,026,000 in the first nine months of 1995, while revenues from interim activities declined 37% to $1,381,000 from $2,182,000 in the first nine months of 1995. Revenues from ongoing operations as a percentage of total revenues increased to 80% in the first nine months of 1996 from 65% in the first nine months of 1995.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $3,060,000 during the first nine months of 1996 as compared to $3,260,000 for the first nine months of 1995. The 6% decrease in water revenues during the nine months reflects both an

                     KAISER VENTURES INC. AND SUBSIDIARIES


adjustment to reflect the actual amounts being paid by Cucamonga and a reduction, affecting all parties under the Rialto Basin judgment, in the amount of water that Cucamonga through Fontana Union can draw from the Rialto Basin due to low water levels. Although the Company is continuing to bill Cucamonga at what it believes is the correct lease rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts received. The total amount of lease payments in dispute as of September 30, 1996 is approximately $550,000. In addition, MWD has stated that it may refine its rate structure further. The annual impact of the Rialto Basin water reduction is estimated to be approximately $300,000; of which $225,000 was recorded during the first nine months of 1996. Offsetting these reductions was the July, 1995 increase in water rates of 2.7% by MWD which the Company believes should be 5.1% for purposes of the CCWD Lease. As noted above, the Company believes the true increase should be at least 5.1% and has billed CCWD accordingly. There was no reduction in the Company's 55.53% effective interest in Fontana Union for 1996. As previously disclosed, the Company's effective interest in Fontana Union may decline over time due to an increase in the number of Fontana Union shareholders taking water. However, the Company's effective interest in Fontana Union's water cannot fall below its equity interest of 50.88%.

  Joint venture revenue increased to $1,526,000 as a result of the $487,000 in project service fees from PMI plus $1,039,000 pertaining to the Company's 10.56% share of PMI's net income for the second and third quarters of 1996, net of expenses. The Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996.

  Property redevelopment revenues were $835,000 for the first nine months of 1996 as compared to $766,000 for the first nine months of 1995. The 9% increase from the first nine months of 1995 primarily represents higher iron ore sales from one of the Company's California mines.

  Interim Activities. Revenues from interim activities for the first nine months of 1996 were $1,381,000 as compared to $2,182,000 for the first nine months of 1995. As noted above, the 37% decrease in revenues from interim activities in the first nine months of 1996 is primarily attributable to lower levels of service revenues under the amended Services Agreement with California Steel Industries ("CSI"); lower tenant rental income on the portion of the Mill Site Property that was contributed to PMI in November 1995, for the development of TCS; lower scrap sales and slag royalties; and lower miscellaneous revenues.

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the first nine months of 1996 declined to $2,442,000 from $2,849,000 in the first nine months of 1995. Operations and maintenance costs for the first nine months of 1996 were $812,000 compared to $1,186,000 for the first nine months of 1995. As noted above, this 32% decrease in operations and maintenance costs was primarily due to lower expenses associated with the reduced levels of services being provided to CSI and lower property taxes associated with the portion of the Mill Site Property that was contributed to PMI for the development of TCS. In addition, Administrative support expenses for the first nine months of 1996 decreased 2% to $1,630,000 from $1,663,000 for the first nine months of 1995 due primarily to lower depreciation expenses.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 1996 increased 6% to $2,690,000 from $2,530,000 for the first nine months of 1995 due primarily to higher outside professional and legal expenses.

  Net Interest Expense. Net interest expense for the first nine months of 1996, was $406,000, a decline of 26% from $546,000 in the first nine months of 1995. The reduction was due primarily to the capitalization of interest expense associated with the development of certain parcels of the Mill Site

                     KAISER VENTURES INC. AND SUBSIDIARIES


Property and higher interest income being partially offset by the increased amortization of deferred loan fees associated with the Union Bank credit facility.

  Income and Income Tax Provision. The Company recorded income before income tax provision of $1,264,000 for the first nine months of 1996, a 347% increase from the $283,000 recorded in the first nine months of 1995. A provision for income taxes of $547,000 was recorded in the first nine months of 1996 as compared with $123,000 in the first nine months of 1995. Over 90% of the tax provision in 1996 and 1995 is not currently payable and results in a direct credit to equity due to utilization of the Company's net operating loss carryforwards ("NOLs"). Consequently, pretax income is an important indicator of the Company's performance.

  Net Income. For the first nine months of 1996, the Company reported net income of $717,000, or $.07 per share, a 348% increase from the $160,000, or $.02 per share, reported for the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and Cash Equivalents. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents declined $4,167,000 to $6,770,000 at September 30, 1996 from $10,937,000 at December 31, 1995. Included in cash and cash equivalents at September 30, 1996 is $2,297,000 held solely for the benefit of MRC. The decrease in cash and cash equivalents is due primarily to capital expenditures, including environmental remediation at the Mill Site, of approximately $9,117,000 and to additional investments of approximately $2,137,000 in MRC being offset by net cash proceeds of approximately $3,400,000 from the CSI and environmental insurance settlements and borrowings under the Union Bank credit facility of $3,000,000.

  Working Capital. During the first nine months of 1996, current assets decreased $11,213,000 to $9,416,000 while current liabilities declined $3,236,000 to $7,637,000. The decrease in current assets resulted primarily from the $4,167,000 decrease in cash and cash equivalents, discussed above, plus a $7,046,000 decline in accounts receivable due primarily to the receipt of over $6,000,000 in gross proceeds from the CSI and environmental insurance settlements. Included in current liabilities is $2,117,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first nine months of 1996 by $7,977,000 to $1,779,000 at September 30, 1996.

  Real Estate. Real Estate increased $9,117,000 during the first nine months of 1996 primarily due to the capitalization of environmental remediation and real estate development costs relating the Mill Site Property.

  Investments. The Company's investment in PMI increased $7,316,000 to $30,307,000 primarily as a result of PMI's initial public offering in March 1996 and the Company's recording of its share of equity in PMI's earnings subsequent to the public offering. As a result of the initial public offering, the Company increased its investment in PMI by approximately $6.5 million and recorded corresponding increases in deferred income taxes and stockholders equity of approximately $400,000 and $6.1 million, respectively. The Company's investment in PMI will increase further during the fourth quarter of 1996 as a result of the additional PMI common stock that will be received from the sale of the Speedway Business Park property to PMI.

  Other Assets. The increase in other assets is primarily related to capitalized landfill permitting and development costs for MRC.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Long-term Debt and Other Long-term Liabilities. As of September 30, 1996, the Company had $8,162,000 in long-term debt of which $5,162,000 pertains to the note the Company issued as part of the purchase of properties from the Lusk Joint Ventures in July, 1994 and $3,000,000 pertains to borrowings under its $20.0 million revolving-to-term credit facility at September 30, 1996.

  Minority Interest and Other Liabilities. At September 30, 1996, the Company had recorded $1,553,000 of minority interest relating to MRC in which the Company had approximately a 73% equity interest.

  Contingent Liabilities. The Company has contingent liabilities more fully described in the notes to the financial statements.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) proceeds from the CSI and environmental insurance litigation settlements; and (c) amounts available under its $20,000,000 revolving-to-term credit facility (less $475,000 in reductions in the borrowing base and $5,505,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue the development of its long-term projects. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, partnerships, joint venture arrangements, additional equity or asset sale or monetization.

  The Company expects to commit, for all of 1996, more than $17.5 million for capital projects of which approximately $8.9 million will be for required environmental remediation, approximately $5.6 million will be for real estate improvement and development of certain parcels at the Company's Mill Site Property, approximately $2.6 million will be for supporting MRC's landfill permitting and development, and $410,000 for the Specific Plan and BLM Land Exchange at Eagle Mountain.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                     AS OF

                                           SEPTEMBER 30,    DECEMBER 31,
                                                1996            1995
                                           -------------    ------------
                                            (UNAUDITED)
ASSETS
Current Assets
   Cash and cash equivalents..............  $  6,770,000     $10,937,000
   Accounts receivable and other, net of
    allowance for doubtful accounts of
    $833,000 and $494,000, respectively...     2,646,000       9,692,000
                                            ------------     -----------
                                               9,416,000      20,629,000
                                            ------------     -----------

Investment in common stock of Penske
 Motorsports, Inc. (Fair market value of
 1,373,625 shares equal to $47,992,000 as
 of September 30, 1996)...................    30,307,000      22,991,000
                                            ------------     -----------
Investment in Fontana Union Water
 Company..................................    16,108,000      16,108,000
                                            ------------     -----------
Real Estate
   Land and improvements..................    29,015,000      22,084,000
   Real estate under development..........     9,750,000       7,564,000
                                            ------------     -----------

                                              38,765,000      29,648,000
                                            ------------     -----------

Other Assets
   Landfill permitting and development....     4,947,000       1,660,000
   Buildings and equipment (net)..........     2,263,000       2,433,000
   Other assets and investments...........     1,045,000       1,154,000
                                            ------------     -----------

                                               8,255,000       5,247,000
                                            ------------     -----------

Total Assets..............................  $102,851,000     $94,623,000
                                            ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                                  September 30,             December 31,
                                                                      1996                      1995
                                                                  -------------             ------------
                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts payable..........................................    $  3,431,000                $ 4,065,000
   Accrued liabilities.......................................       3,966,000                  6,568,000
   Current portion of long-term debt.........................         240,000                    240,000
                                                                 ------------                -----------
                                                                    7,637,000                 10,873,000
                                                                 ------------                -----------
Long-term Liabilities
   Accrued liabilities.......................................       1,291,000                  1,111,000
   Deferred tax liabilities..................................       1,118,000                    721,000
   Groundwater remediation reserve...........................       1,431,000                  1,431,000
   Environmental remediation reserve.........................       5,500,000                  5,500,000
   Long-term debt............................................       8,162,000                  5,342,000
                                                                 ------------                -----------

                                                                   17,502,000                 14,105,000
                                                                 ------------                -----------

Total Liabilities............................................      25,139,000                 24,978,000
                                                                 ------------                -----------

Minority Interest and Other Liabilities......................       1,553,000                    948,000

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
     13,333,333 shares; issued and outstanding
     10,488,114 and 10,470,614 respectively..................         315,000                    314,000
   Capital in excess of par value............................      67,000,000                 60,256,000
   Retained earnings since November 15, 1988.................       8,884,000                  8,127,000
                                                                 ------------                -----------
Total Stockholders' Equity...................................      76,159,000                 68,697,000
                                                                 ------------                -----------
Total Liabilities and Stockholders' Equity...................    $102,851,000                $94,623,000
                                                                 ============                ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30                     SEPTEMBER 30
                                                  -------------------------      -------------------------------
                                                      1996           1995            1996                1995
                                                      ----           -----           ----                ----
RESOURCE REVENUES
 Ongoing Operations
  Water resource........................          $   944,000   $ 1,103,000      $ 3,060,000         $ 3,260,000
  Joint ventures........................              642,000           ---        1,526,000                 ---
  Property redevelopment................              295,000       246,000          835,000             766,000
                                                  -----------   -----------      -----------         -----------

   Total ongoing operations.............            1,881,000     1,349,000        5,421,000           4,026,000
                                                  -----------   -----------      -----------         -----------

 Interim Activities
  Lease and royalty.....................              293,000       307,000          849,000           1,191,000
  Service...............................               57,000       101,000          171,000             334,000
  Miscellaneous.........................              114,000       302,000          361,000             657,000
                                                  -----------   -----------      -----------         -----------

   Total interim activities.............              464,000       710,000        1,381,000           2,182,000
                                                  -----------   -----------      -----------         -----------

   Total resource revenues..............            2,345,000     2,059,000        6,802,000           6,208,000
                                                  -----------   -----------      -----------         -----------

RESOURCE OPERATING COSTS
 Operations and maintenance.............              303,000       403,000          812,000           1,186,000
 Administrative support expenses........              553,000       575,000        1,630,000           1,663,000
                                                  -----------   -----------      -----------         -----------

   Total resource operating costs.......              856,000       978,000        2,442,000           2,849,000
                                                  -----------   -----------      -----------         -----------

INCOME FROM RESOURCES...................            1,489,000     1,081,000        4,360,000           3,359,000

 Corporate general and administrative
   expenses.............................              812,000       771,000        2,690,000           2,530,000
                                                  -----------   -----------      -----------         -----------

INCOME FROM OPERATIONS..................              677,000       310,000        1,670,000             829,000

 Net interest expense (income)..........              156,000       202,000          406,000             546,000
                                                  -----------   -----------      -----------         -----------

INCOME BEFORE INCOME TAX PROVISION......              521,000       108,000        1,264,000             283,000

 Income tax provision
  Currently payable.....................               16,000         3,000           39,000               9,000
  Deferred tax expense credited to
   equity...............................              209,000        43,000          508,000             114,000
                                                  -----------   -----------      -----------         -----------

NET INCOME..............................          $   296,000   $    62,000      $   717,000         $   160,000
                                                  ===========   ===========      ===========         ===========

EARNINGS PER SHARE......................          $       .03   $       .01      $       .07         $       .02
                                                  ===========   ===========      ===========         ===========

Weighted Average Number of Shares
 Outstanding............................           10,708,000    10,653,000       10,722,000          10,652,000

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)

                                                                                       1996            1995
                                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.............................................................          $    717,000     $   160,000
 Provision for income tax which is credited to equity...................               508,000         114,000
 Equity income in Penske Motorsports Inc................................            (1,039,000)            ---
 Depreciation and amortization..........................................               538,000         379,000
 Gain on sale of equipment..............................................                   ---         (11,000)
 Allowance for doubtful accounts........................................               339,000         241,000
 Changes in assets:
   Accounts receivable and other........................................             6,707,000         355,000
   Other assets.........................................................                   ---          (4,000)
 Changes in liabilities:
   Long term accrued liabilities........................................               180,000             ---
   Current liabilities..................................................            (3,419,000)       (350,000)
                                                                                  ------------     -----------

 Net cash flows from operating activities...............................             4,531,000         884,000
                                                                                  ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Short-term investments and marketable securities.......................                   ---       3,550,000
 Minority interest and other liabilities................................               605,000       1,216,000
 Investment in Penske Motorsports, Inc..................................               236,000         (88,000)
 Capital expenditures...................................................           (12,261,000)     (6,162,000)
 Other investments......................................................              (219,000)       (209,000)
                                                                                  ------------     -----------

 Net cash flows from investing activities...............................           (11,639,000)     (1,693,000)
                                                                                  ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock...............................................               121,000          13,000
 Borrowing under revolver-to-term credit facility.......................             3,000,000             ---
 Environmental insurance proceeds.......................................                   ---       8,101,000
 Principal payments on note payable.....................................              (180,000)       (180,000)
                                                                                  ------------     -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES................................             2,941,000       7,934,000
                                                                                  ------------     -----------
NET CHANGES IN CASH AND CASH EQUIVALENTS................................            (4,167,000)      7,125,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..........................            10,937,000       3,205,000
                                                                                  ------------     -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..........................          $  6,770,000     $10,330,000
                                                                                  ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                        COMMON STOCK         CAPITAL IN
                                   ----------------------    EXCESS OF      RETAINED
                                     SHARES      AMOUNT      PAR VALUE      EARNINGS        TOTAL
                                   ------------------------------------------------------------------
Balance at December 31, 1995       10,470,614    $314,000    $60,256,000    $8,127,000    $68,697,000
                                   ----------    --------    -----------    ----------    -----------

   Increase in investment in
   Penske Motorsports, Inc.
   due to public offering.......          ---         ---      6,116,000           ---      6,116,000

   Issuance of shares of
     common stock...............       17,500       1,000        120,000           ---        121,000

   Net income...................          ---         ---            ---       717,000        717,000

   Provision for income tax,
     credited to equity.........          ---         ---        508,000           ---        508,000

Balance at September 30, 1996...   10,488,114    $315,000    $67,000,000    $8,844,000    $76,159,000
                                   ==========    ========    ===========    ==========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

  The unaudited, consolidated financial statements as of September 30, 1996, and for the three and nine-month periods ended September 30, 1996 and 1995, as well as related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at September 30, 1996, and results of operations and cash flows for the three and nine-month periods ended September 30, 1996 and 1995.

  The Company has reclassified certain 1995 quarterly information to conform with the 1996 presentation.


NOTE 2.  PENSKE MOTORSPORTS, INC.

  In March 1996, Penske Motorsports, Inc. ("PMI") effected a recapitalization resulting in PMI ownership of the outstanding shares of Michigan International Speedway, Inc., Pennsylvania International Raceway, Inc., The California Speedway Corporation ("TCS"), Motorsports International Corp., Competition Tire West, Inc. and Competition Tire South, Inc. Subsequent to the recapitalization, PMI completed an initial public offering ("IPO") by issuing 3,737,500 shares of common stock at a price to the public of $24 per share. The proceeds to PMI, after underwriting discounts and commissions and other offering expenses, were approximately $83.1 million. As a result of the IPO, the Company recorded, during the second quarter of 1996, an increase in its equity investment in PMI of $6,513,000 and corresponding increases in deferred income taxes and capital in excess of par value of $397,000 and $6,116,000, respectively.

  As an additional result of the IPO, the Company began recording it's share of net income in the earnings of PMI effective April 1, 1996. Due to the concentration of motor sport racing events between April and September, PMI's operations have been, and will continue to be, highly seasonal. PMI has no current plans to host events in the first and fourth quarters at it existing facilities (including TCS). As a result, the Company's reported share of undistributed equity in the earnings of PMI will likely be positive (income) in the second and third quarters and negative (loss) in the first and fourth quarters.

  Subsequent to the end of the third quarter, the Company formally agreed to sell approximately 54 acres (net) of the Mill Site Property, known as the Speedway Business Park, to PMI for $5.0 million in cash and approximately $8.35 million in PMI stock or approximately 254,300 shares at $32.84/share. The transaction will close during December, 1996 and will result in a gain of approximately $6.7 million. Once this transaction is completed, the Company's interest in PMI will increase to approximately 12.2%.

                     KAISER VENTURES INC. AND SUBSIDIARIES


NOTE 3.  WATER RESOURCE REVENUE

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a 102-year take-or-pay lease (the "Cucamonga Lease"). The Company continues its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. The dispute centers upon whether the Lease Rate increased by at least 2.7% or by 5.1% or greater if the Cucamonga Lease is interpreted as the Company asserts to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD"), as of July 1, 1995. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at the 2.7% rate increase as opposed to the higher Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct lease rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts received. The total amount of lease payments in dispute as of September 30, 1996 is approximately $550,000.


NOTE 4.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL CONTINGENCIES

  The Company currently estimates that as of September 30, 1996, its remediation costs for the balance of its land will be between $13,000,000 and $23,000,000, depending upon which approved remediation alternatives are eventually selected. The Company anticipates recovery of these costs through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. The West End and Valley Boulevard Properties do not have any known material environmental problems and are not subject to the 1988 Consent Order with the California Environmental Protection Agency, Department of Toxic Substances Control ("DTSC"). Although extensive environmental investigations have been conducted on the site and are ongoing, there can be no assurance that the actual amount of environmental remediation expenditures will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified.

  Furthermore, while the Company has monitored certain groundwater wells in the past, the DTSC requested and the Company will implement a supplemental groundwater monitoring system. The Company has settled obligations of groundwater contamination with the California Regional Water Quality Control Board. The settlement required a $1,500,000 cash payment by the Company which was made in February, 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality project. These water rights are unrelated to those leased to Cucamonga County Water District. In 1995, the Company contributed 18,000 acre feet of its water in storage thus satisfying the first 18 years of its obligation. The Company remains contingently liable for any impacts the groundwater plume may have on water wells owned by third parties. Recently the City of Ontario, California commenced litigation against the Company alleging that the Company has contaminated one of its municipal wells. The Company disputes the allegation of the City of Ontario and believes sufficient amounts have been accrued for this contingency.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

  As discussed in the Company's Form 10-K Report for 1995 and its 1996 first and second quarter Form 10-Q Report, the Company is engaged in certain claims and litigation, which if resolved adverse to the Company or the Company's interests, would have a material adverse impact on the Company. There have been no material developments in any legal proceeding except as noted below and as discussed in the "Introduction - Business Update" section of this Form 10-Q Report.

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

  The Company challenged Ontario's ability to bring this litigation given the KSC bankruptcy and the discharge granted to the Company. In April, 1996, Ontario brought a declaratory judgment action in the U.S. District Court for the District of Colorado in Bankruptcy ("the U.S. Bankruptcy Court") against the Company, (City of Ontario v. Kaiser Ventures Inc., Adversary Proceeding No. 96-1215 MSK). In the U.S. Bankruptcy Court action, Ontario in effect sought a determination that the matters and damages alleged in its California lawsuit were not discharged as a part of the KSC bankruptcy proceedings.

  Kaiser and the City have reached a settlement concerning the matter before the U.S. Bankruptcy Court which settlement was approved by the U.S. Bankruptcy Court in October. Under the terms of the settlement, Kaiser has agreed to waive its bankruptcy-related defenses to the City's prosecution of claims for groundwater contamination caused by mercury or other priority pollutants. In return, the City agrees to dismiss the California litigation as to all claims related to total dissolved solids, total dissolved carbons and sulfates, and to be bound by the 1993 Settlement Agreement between Kaiser and the California Regional Water Quality Control Board. It is anticipated that the City will file a revised complaint against the Company by year end.


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

                     KAISER VENTURES INC. AND SUBSIDIARIES


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         See the "Introduction" Section of this Form 10-Q Report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits
             --------

             Exhibit 10.1 - Purchase Agreement and Escrow Instructions dated October 8, 1996, among the Company and The California Speedway Corporation and Penske Motorsports, Inc.

             Exhibit 27 - Financial Data Schedule for 3rd quarter 10-Q.

         B.  Reports on Form 8-K.
             --------------------

             None.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KAISER VENTURES INC.



Dated:  November 13, 1996              /s/ James F. Verhey
                                       ----------------------------
                                       James F. Verhey
                                       Principal Financial Officer