Form 10-Q/A
period 1996-09-30
KAISER VENTURES INC
filed 1996-11-21
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A

                                AMENDMENT NO.1

(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                      OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the transition period _______________ to _______________

                        Commission File Number: 0-18858

                             KAISER VENTURES INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                        94-0594733
---------------------------------                ---------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


      3633 E. Inland Empire Blvd., Suite 850, Ontario, California  91764
              (Address of principal executive offices) (Zip code)

                                 909-483-8500
             (Registrant's telephone number, including area code)

                                      N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 31, 1996, the Company had 10,516,594 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                               EXPLANATORY NOTE

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 is being filed for the purpose of correcting the first two sentences in "Introduction - Business Update - Property Development." The first paragraph of such section with the amended sentences should read as follows: "After the contribution of approximately 475 acres of the Mill Site Property in exchange for its interest in PMI, the Company currently owns approximately 750 acres of the Mill Site Property. This acreage will decrease to approximately 700 acres with the conclusion of the anticipated sale of approximately 54 acres to PMI as discussed below. The Company is currently undertaking efforts to obtain the entitlements and permits necessary to develop the balance of the Mill Site Property for a variety of possible commercial, industrial and recreational uses. These efforts include possible changes that would alter and improve the access to portions of the Mill Site Property. In addition to these entitlement and permitting activities, the Company has also begun preliminary exploratory discussion with a number of prospective users for the balance of the Mill Site Property. As discussed in detail in the Company's 1995 Form 10-K Report, the Company is also pursing several other projects for the redevelopment of the Mill Site Property, including a rail-served municipal solid waste transfer and recovery facility, and several industrial and commercial lots adjoining the motorsports complex. Material developments with respect to these projects are described below."


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Kaiser Ventures, Inc.


                                               /s/ James F. Verhey
                                               ------------------------
                                               James F. Verhey
                                               Vice President Finance & CFO

Date: November 20, 1996