Form 10-K405
period 1996-12-31
KAISER VENTURES INC
filed 1997-03-31
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-K

(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                      OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-18858

                             KAISER VENTURES INC.
            (Exact name of registrant as specified in its charter)

              Delaware                             94-0594733
   --------------------------------            -------------------
     (State or other jurisdiction               (I.R.S. Employer
   of incorporation or organization            Identification No.)


                          3633 E. Inland Empire Blvd.
                                   Suite 850
                              Ontario, CA  91764
                         -----------------------------

             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (909) 483-8500

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock ($.03 par value)
                         -----------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
                                       ---  ---

At March 17, 1997, the aggregate market value of the registrant's Common Stock, $.03 par value, held by non-affiliates of the registrant was $45,983,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ---  ---

At March 17, 1997, 10,542,548 shares of the registrant's Common Stock, $.03 par value, were outstanding, including 136,919 shares deemed outstanding but reserved for issuance to the general unsecured creditors of Kaiser Steel Corporation.

Documents Incorporated by reference: The Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated into Part III of this Form 10-K.

                        TABLE OF CONTENTS TO FORM 10-K
                        ------------------------------

                                    PART I
Item 1.      BUSINESS...........................................  1

Item 2.      PROPERTIES......................................... 24

Item 3.      LEGAL PROCEEDINGS.................................. 26

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS........................................... 29

                                    PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS....................... 30

Item 6.      SELECTED FINANCIAL DATA............................ 31

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............... 32

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........ 41

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE............ 41

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT........................................ 42

Item 11.     EXECUTIVE COMPENSATION............................. 42

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.................................... 42

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..... 42

                                    PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K............................... 43

                                    PART I


FORWARD LOOKING INFORMATION

  SOME OF THE STATEMENTS IN THIS FORM 10-K REPORT CONTAIN FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WHEN USED OR INCORPORATED BY REFERENCE IN THIS REPORT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING INFORMATION AND STATEMENTS. SUCH INFORMATION AND STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS COULD MATERIALLY DIFFER FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. FOR EXAMPLE, ACTUAL RESULTS COULD MATERIALLY DIFFER AS A RESULT OF FACTORS SUCH AS THE GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AND SOUTHERN CALIFORNIA; THE IMPACT OF FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS ON THE COMPANY'S DEVELOPMENT ACTIVITIES; THE DISCOVERY OF UNANTICIPATED OR MORE EXTENSIVE ENVIRONMENTAL CONDITIONS ON ANY OF THE COMPANY'S PROPERTIES; OR LITIGATION THAT MAY ARISE OUT OF THE COMPANY'S PERMITTING ACTIVITIES.


ITEM 1.  BUSINESS

GENERAL

  Kaiser Ventures Inc. ("Kaiser" or the "Company", including its wholly owned subsidiaries unless otherwise provided herein) is an emerging asset development company based in Southern California. The Company is the reorganized successor to Kaiser Steel Corporation ("KSC") which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Today, the Company's principal assets include: (i) a 50.88% ownership interest in Fontana Union Water Company ("Fontana Union") which is leased to Cucamonga County Water District ("Cucamonga") pursuant to a 102-year take-or-pay lease; (ii) a 12.29% ownership interest in Penske Motorsports, Inc. ("PMI"), a publicly traded motorsports company; (iii) approximately 668 acres (gross) of the former KSC steel mill site (the "Mill Site Property") which is currently under redevelopment; (iv) an approximate 73% ownership interest in Mine Reclamation Corporation ("MRC"), the company seeking to permit a rail-haul municipal solid waste landfill (the "Landfill Project"); and (v) the 11,350-acre idle iron ore mine in the California desert (the "Eagle Mountain Site") which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the property which is leased to MRC for the Landfill Project.

  In addition, the Company's financial position is enhanced by approximately $107,000,000 of federal net operating loss tax carryforwards ("NOLs"), as of December 31, 1996, which arose through the KSC bankruptcy reorganization and which are expected to reduce most of the Company's federal tax liability in the near future. The Company also has approximately $11,000,000 of California net operating loss carry-forwards as of December 31, 1996. The federal NOL's expire between the year 2000 through 2010 while the California NOL's expire in years 1997 and 2000.

  The Company's primary past and present business strategy is to capitalize on its existing under-utilized assets by structuring joint ventures, long-term leases, or by contributing assets in exchange for an ownership interest in operating companies. This strategy enables the Company to minimize its capital investment, reduce its risk, and benefit from the operational expertise of its strategic partners or lessees. This strategy can be illustrated by the successful development of the Company's Fontana Union water rights into a long-term take-or-pay lease with Cucamonga, and by the Company's contribution of Mill Site property to PMI for construction of the California Speedway in exchange for an ownership interest in PMI. The Company will continue to focus on its existing projects and asset base while seeking additional growth opportunities, primarily through strategic joint ventures or acquisitions. While this is the Company's general philosophy, the Company may choose to become more directly involved in a particular project, such as the Landfill Project, when appropriate or if the Company believes its active participation will enhance long-term shareholder value.

  To support the development of its current long-term projects and assets, the Company is also engaged in a number of short-term interim activities on the Mill Site Property including month-to-month property rentals and the sale of existing scrap, slag and revert materials at the site. These interim activities have historically generated a material portion of the Company's revenues and enabled the Company to remain profitable in each full fiscal year since emerging from the KSC bankruptcy. The Company anticipates that short-term property rentals and other interim revenues will continue to decline as development of the remaining Mill Site Property proceeds. For example, revenues from short-term property rentals at the Mill Site Property have substantially declined with the development of approximately 534 acres of the Mill Site as the California Speedway.

WATER RESOURCES

  Background. Municipalities in Southern California traditionally have long depended on the availability of water from Northern California and the Colorado River for significant portions of their water supply. Heavy usage of and competing demands for these traditional sources, however, have decreased the reliability of these imported sources and forced municipalities to seek alternative water supplies. In addition, it is increasingly expensive to obtain and deliver these imported water supplies. As a result, locally available Southern California water resources continue to become increasingly important and valuable.

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc. ("FWR"), owns 50.88% of Fontana Union, a mutual water company, which was a primary local source of water for KSC's former steel making operations. Fontana Union owns water rights to produce water from four distinct surface and subsurface sources of water near Fontana, California, including: (i) adjudicated surface and streambed flow rights from the Lytle Creek area of the San Gabriel Mountains; (ii) adjudicated rights to the Chino Basin subsurface aquifer; (iii) adjudicated rights to the Colton/Rialto Basin subsurface aquifer; and (iv) unadjudicated rights to a subsurface aquifer accessed by a well at the base of Lytle Creek (Well No. 22).

  Kaiser's ownership of Fontana Union entitles the Company to receive, annually, its proportionate share of Fontana Union's water which historically totals approximately 34,000 acre feet per year (an acre foot equals approximately 325,000 gallons). In addition, when other shareholders of Fontana Union do not take their annual proportionate shares of water, the unclaimed water for each year from those shareholders is divided pro rata among those shareholders that do take such water. Currently, the Company's pro rata interest in unclaimed water raises its effective overall share from 50.88% to approximately 55.53%. Over time, the Company expects this supplemental source of water to be reduced or eliminated as minority shareholders who do not currently utilize all their water begin to use, sell or lease their water interests.

  Lease to Cucamonga County Water District. In 1989, the Company leased its shares of Fontana Union stock to Cucamonga, a local water district with an "A-" credit rating from Moody's Investor Services. Under the terms of the 102-year take-or-pay lease (the "Cucamonga Lease"), Cucamonga is entitled to receive all of the Company's proportionate share of water from the foregoing sources. Cucamonga pays the Company for all of the Company's share of water based upon fixed quantities of water at a rate of 68.13% of the Metropolitan Water District of Southern California's (the "MWD") charge for untreated, non-interruptible water as available through Chino Basin Municipal Water District. Thus, on a quarterly basis, Cucamonga pays for its proportionate share of the agreed upon annual quantities regardless of fluctuations in actual water flows and actual receipt and use of water, except in certain limited situations as discussed in more detail below. During 1996 and 1995, the Cucamonga Lease generated $4.5 million and $5.0 million, respectively, in revenues to the Company.

  Because of the 102-year lease agreement, which gives Cucamonga all of the Company's ownership rights in Fontana Union, the Company does not consolidate the accounts of Fontana Union for financial reporting purposes. Substantially all risks and costs of producing the water are borne by Cucamonga.

  Under the Cucamonga Lease, the Company and Cucamonga agreed that the gross annual quantity of Fontana Union water from all sources (except the annual Chino Basin agricultural pool transfer for which the Company accrues revenues for its share in the 4th quarter), is approximately 34,000 acre feet or approximately 8,500 acre feet per quarter. Fixing the average quantities of water stabilized the Company's revenues and Cucamonga's payments. The water quantities under the Cucamonga Lease were fixed based on the historical average of water available from the applicable water sources according to over 80 years of records. The agreed upon quantities of water paid for under the Cucamonga Lease cannot be adjusted or modified except in certain limited circumstances.

  However, the agreed upon quantity of water from one source of water, the Colton/Rialto wells, was temporarily reduced in 1996 in accordance with the terms of the Cucamonga Lease. Under the terms of the Cucamonga Lease, Cucamonga pays the Company based upon a presumed annual production of 3,000 acre feet from the Colton/Rialto wells through 1997 and thereafter 3,100 acre feet, provided that the water level in certain index wells is above a certain level. This amount is a component of the 34,000 acre feet of annual water described above. In the second quarter of 1996, the Company was informed that the average water level in the index wells dropped below the specified level thereby resulting in a reduction in production and the agreed upon quantity under the Cucamonga Lease to a maximum of 920 acre feet. With this reduction in production from the Colton/Rialto wells, the gross revenues to the Company pursuant to the Cucamonga Lease declined in 1996 by approximately $269,000. However, in the fourth quarter of 1996, the wells again began pumping at their historical levels.
Thus, revenues generated from the Rialto/Colton wells are again based upon an annual production of 3,000 acre feet. However, it is currently unknown if the drop in water level in the Colton/Rialto Wells during 1996 was a short-term fluctuation, an indicator of a possible longer-term change in that basin, or caused by possible over-pumping of the basin.

  Another source of water leased by the Company to Cucamonga pursuant to the Cucamonga Lease is the Company's proportionate share of water from what is known as the Chino Basin agriculture pool transfers. These transfers represent that portion of water allocated to agricultural users in the Chino Basin which is not used by such users in a particular water year. As a result, the Company through Fontana Union is entitled to a share of this surplus water which Cucamonga pays for under the Cucamonga Lease. The historical average of annual agricultural pool transfers to Fontana Union has been approximately 4,000 acre feet.
However, agricultural pool transfers were only 2,557 acre feet for the 1995/96 water year apparently due to increased and more accurate reporting of water usage by the agricultural interests during the year. According to the Chino Basin Watermaster, the agricultural transfers are anticipated to return to the 3,500 to 4,000 acre feet level for the 1996/1997 water year. See "Part 1, Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a complete discussion of the revenue impact of the reduction in the agricultural pool transfers and the reduction in production from the Rialto/Colton wells in 1996.

  The Company's future lease revenue increases are primarily dependent upon any adjustments in the MWD water rates and other fees upon which the lease rate is calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including the MWD need for funds to finance capital improvements and to cover its fixed operational and overhead costs. The MWD water rate has increased at an average rate in excess of 9.0% per year over the last 35 years. The MWD rate increases are often cyclical in nature depending upon such factors as water availability, consumption, capital projects and available reserves. Recent effective rate increases, as of July 1 of each year, have been 12.7% in 1991, 21.2% in 1992, 18.2% in 1993, 5.3% in 1994, and
5.1% in 1995 (if the Cucamonga Lease is interpreted as the Company asserts). Past rate increases are not necessarily indicative of future rate increases by MWD.

  On July 1, 1995, MWD implemented changed rates and a new rate structure. The Company is currently in litigation against Cucamonga over the interpretation of the Cucamonga Lease with regard to the MWD rate structure and rate changes. As a result of these changes, the Company asserts, that all the changed rates and items implemented by MWD, which must be paid in order to receive untreated, non-interruptible water from MWD, are to be included in the calculation of the MWD rate payable under the terms of the Cucamonga Lease. Cucamonga disputes the Company's interpretation of the Cucamonga Lease which would result in a rate increase greater than 2.7%, the 1995 rate of increase Cucamonga asserts is the appropriate rate increase. Similarly, there is a dispute over the MWD rate and thus the Cucamonga Lease rate for 1996. Cucamonga asserts there was no rate increase in 1996, while the Company believes there was an increase in the Cucamonga Lease rate if the Cucamonga Lease is interpreted in accordance with the Company's understanding of the Cucamonga Lease. Because the Company was unable to resolve this dispute, it instituted litigation with Cucamonga in San Bernardino County Superior Court. The litigation is now in the discovery stage, and is expected to go to trial by the end of 1997.

  Cucamonga has, to date, paid its obligations under the Cucamonga Lease on a timely basis, but at a level that reflects a 2.7% rate increase in July, 1995 as opposed to the greater increase that the Company maintains it is entitled to receive under the Cucamonga Lease. The Company bills Cucamonga for the full amount it asserts it is entitled to receive under the Cucamonga Lease, but has elected to create a reserve for the amount in dispute. Therefore, water revenues are reported in the amounts actually received from Cucamonga. In addition, in the third quarter of 1996, Chino Basin Municipal Water District increased its administrative charge to $2.00 per acre foot which Cucamonga agrees is a component of the lease rate.

  Pursuant to the Cucamonga Lease, if any of the Fontana Union water sources become sufficiently contaminated as to be unusable after treatment and/or blending, Cucamonga is not obligated to pay for the quantities of available but unusable water. The Company is not aware of any significant contamination with respect to any water source at the present time nor has it experienced any significant contamination in the past.

  In addition, if any of Fontana Union's water rights are challenged by a third party, the Company and Cucamonga are obligated to share the costs of defending such challenge. Cucamonga also has an option to purchase the Company's Fontana Union shares in the second half of year 2042, at a price generally based upon a multiple of 15 times the then current annual lease payment, as well as the right to purchase all of the Company's Fontana Union shares for $1.00 in the year 2092.

  The Company employed a consulting organization in its search for a lessee of its Fontana Union shares. The consulting agreement calls for a commission payment of 5.42% of each payment received by the Company.

  The Company views the Cucamonga Lease as a mature, stable asset with its primary variable being future MWD water rate changes. Accordingly, the Company, in a continuing effort to maximize shareholder value, regularly evaluates various alternatives with respect to the Cucamonga Lease. These alternatives include, but are not limited to, retention, sale, securitization and monetization of the

Cucamonga Lease. The Fontana Union shares and the Cucamonga Lease are currently pledged as collateral for the Company's revolving-to-term credit facility with Union Bank.

INVESTMENT IN PENSKE MOTORSPORTS, INC.

  The Company owns 1,627,925 shares, or approximately 12.29% of the common stock of PMI. As discussed in more detail below, the Company's ownership interest in PMI was acquired as a result of: (i) its contribution in November, 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which the California Speedway ("TCS") has been built; and (ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December, 1996. PMI is traded on the NASDAQ National Market under the symbol "SPWY".

  PMI is a leading promoter and marketer of professional motorsports in the United States as well as an owner and operator of speedway facilities. PMI currently owns: (i) Michigan International Speedway, Inc. which owns and operates the Michigan Speedway ("MIS"), in Brooklyn, Michigan; (ii) The California Speedway Corporation, the developer of TCS near Los Angeles, California; (iii) Pennsylvania International Raceway, Inc. which owns and operates the Nazareth Motor Speedway ("Nazareth") in Nazareth, Pennsylvania;
(iv) Motorsports International Corp. ("MIC"), a motorsports apparel and memorabilia company; (v) Competition Tire West, Inc., and Competition Tire South, Inc., distributors of Goodyear racing tires in the mid-west and southern regions of the United States; and (vi) approximately four (4) percent of the stock of North Carolina Motor Speedway, Inc. which owns the North Carolina Motor Speedway, Inc., Rockingham, North Carolina.

  PMI promoted a total of nine major racing events at MIS and Nazareth in 1996 and currently expects to promote a total of 15 racing events at MIS, Nazareth and TCS in 1997. Of the anticipated 1997 races, 9 are to be sanctioned by the National Association for Stock Car Auto Racing, Inc. ("NASCAR/(R)/") including 3 associated with the Winston Cup Series professional stock car racing circuit, 3 races with the NASCAR Busch Grand National Series, 1 race asociated with the NASCAR Winston West Series, and 2 races associated with the Sears Craftsman Truck Series; 3 races will be sanctioned by Championship Auto Racing Teams, Inc. ("CART/(R)/"); 2 races will be sanctioned by Automobil Racing Club of America ("ARCA") and 2 races will be with the International Race of Champions ("IROC"). A complete discussion of PMI, its business and financial results, may be found in the Form 10-K Report for the year ended December 31, 1996 prepared and to be filed by PMI.

  Total 1996 revenues for PMI, on a consolidated basis, were $55.2 million with a net income of $10.9 million, or $.90 per share. As discussed below, the Company began accounting for its share of PMI's net income as of April 1, 1996. The Company's share of PMI's net income for 1996, was $889,000, net of residual transaction expenses.

  The following table sets forth the range of the low and high reported bid price of PMI's common stock for the quarter indicated (since PMI's initial public offering on March 26, 1996 at $24.00 a share), as reported on the NASDAQ National Market System.


1996:                 LOW      HIGH
                    -------   -------

Fourth Quarter       $24.50    $34.88
Third Quarter        $23.25    $34.13
Second Quarter       $25.00    $36.25


  On March 17, 1997, the range of the low and high reported bid price of PMI's common stock were $30.75 and $31.25, respectively.

  Kaiser Investment in PMI and Initial Public Offering by PMI. In April, 1994, the Company entered into a Development Agreement with Penske Speedway, Inc. ("Penske") that called for the Company and Penske to jointly work together to develop a motorsports complex on up to 500 acres of the Company's Central Mill Site. The Company was responsible for undertaking the necessary environmental remediation of limited areas of the Central Mill Site and for obtaining appropriate environmental clearances. The Company also took the lead in obtaining the necessary entitlements and permits for the motorsports complex property.

  Penske and the Company worked together for approximately a year and a half to achieve these objectives which culminated in the Company entering into an Organization Agreement as of November 22, 1995 with PSH Corp. and PMI (then called Speedway Holding Corp.) as well as several other agreements which are discussed below. Pursuant to the terms of the Organization Agreement, the Company contributed all of the issued and outstanding stock in its wholly-owned subsidiary, Speedway Development Corporation, to PMI in exchange for preferred shares of stock convertible into a fifteen percent (15%) common stock ownership interest in PMI. At the time of the contribution, Speedway Development Corporation owned approximately 470 acres of the Company's Central Mill Site together with entitlements and permits for the property and associated water rights. Approximately ten (10) acres was later added to this amount through a lot line adjustment which also adjusted the size of the Speedway Business Park.

  Concurrent with the transactions discussed above, Speedway Development Corporation, through a series of transactions, was then merged into one of PMI's wholly-owned subsidiaries, The California Speedway Corporation, a Delaware corporation.

  In addition, on November 22, 1995, Facilities Investment Inc., a wholly-owned subsidiary of International Speedway Corporation ("ISC"), then a public company traded on the OTC Market and now traded on NASDAQ under the symbol ISCA, acquired a 20% interest in the parent of PMI, PSH Corp., for an investment in excess of $14 million. With the conversion of the Company's preferred stock into common stock, but prior to the public offering and the sale of Speedway Business Park to PMI, both discussed below, the effective ownership of PMI was Penske Performance Inc. with 68%, Facilities Investment, Inc. with 17% and the Company with 15%.

  In January, 1996, PMI filed a form S-1 Registration Statement with the Securities and Exchange Commission, which was declared effective as of March 26, 1996. PMI registered 3,737,500 shares of its common stock at $24.00 per share with approximately $89,690,000 (gross) raised with the underwriters' over allotment exercised in full.

  Sale of Speedway Business Park to PMI. In 1995, the Company completed the process of subdividing, into finished lots, approximately 54 acres (net) adjacent to the motorsports complex. These lots were called the Speedway Business Park. PMI expressed a desire to own the Speedway Business Park as it consisted of attractive street frontage property adjoining the main entrance to TCS. On October 8, 1996, the Company entered into an agreement for the sale of the Speedway Business Park to PMI. The sale closed on December 12, 1996, with the Company receiving approximately $5 million in cash and 254,298 shares of PMI common stock, for a total contract price of $13,352,170 or approximately $5.67 per square foot.

  The Company has no on-going obligations with respect to the Speedway Business Park except for any undiscovered environmental contamination to the property that may have occurred prior to sale. The Company has also agreed to provide sewer service to the property when it is developed.

  The California Speedway. As discussed above, PMI's subsidiary, The California Speedway Corporation, now owns approximately 534 acres of the Central Mill Site that were recently owned by the

Company. This property includes the acreage originally acquired by PMI in November, 1995, as later adjusted, as well as the Speedway Business Park purchased in December, 1996 from the Company. See the map on page 9 of this Form 10-K Report illustrating the Company's ownership of property.

  The construction of TCS by The California Speedway Corporation is nearing completion with the first scheduled races to be held on June 21 and 22, 1997. TCS consists of a two mile, tri-oval super speedway similar to the MIS facility. It has 71,000 grandstand seats which PMI expects to increase to 92,000 seats by the year 2002. PMI has received the necessary governmental approvals for these additional seats as well as approval for a total capacity of 107,000 spectators. In addition to its grandstand seats, TCS has 71 terrace suites, 55 chalets, and 12 grandstand pavilions and other amenities, as well as the necessary support buildings and parking areas. Total estimated construction costs for TCS are approximately $105 million, with PMI being fully responsible for such costs.

  Agreements Affecting the Company's Ownership Interest in PMI. In connection with the November 22, 1995 transaction whereby the Company acquired its initial ownership interest in PMI, and in connection with the sale of Speedway Business Park in December, 1996, the Company entered into several agreements that affect the Company's ownership interest in PMI. The November 22, 1995 Organization Agreement contains, among other things, the terms and conditions pursuant to which the Company acquired its initial ownership interest in PMI. The Organization Agreement was later amended at the time of PMI's initial public offering. See "Item 1. Business - Investment in Penske Motorsports Inc. - Kaiser Investment in PMI and Initial Public Offering by PMI" above. Pursuant to the Organization Agreement, the Company has certain continuing indemnification obligations including one with respect to various environmental matters. The Organization Agreement also grants to PMI a right of first refusal to participate in any transaction or opportunity that directly relates to the conduct or ownership of a motorsports complex that comes to the Company, PSH Corp. or an affiliate of either, excluding ISC.

  PSH Corp., PMI and the Company also entered into a Shareholders Agreement (as latter amended, the "Shareholders Agreement") at the time of the November 22, 1995 transaction. The Shareholders Agreement provides that if PSH Corp. desires to transfer any shares of capital stock of PMI for consideration to an unrelated third party, PSH Corp. must first offer such shares to the Company on the same terms and conditions as the proposed transfer. The Shareholders Agreement also provides that if the Company desires to transfer any shares of capital stock of PMI for consideration to an unrelated third party, the Company must first offer such shares to PSH Corp. at a price equal to the average of the NASDAQ National Market closing price of PMI's shares for the previous thirty calendar days. If the non-transferring party is PSH Corp., then ISC has the right to purchase such shares on the same terms and conditions as the proposed transferee. If ISC elects not to purchase such shares, then PSH Corp. has the right to purchase such shares on the same terms and conditions as the proposed transfer. In either case, if the non-transferring party elects not to purchase such shares, then the transferring party may transfer its shares to the unrelated third party. Under certain circumstances, the Company may distribute a portion of the shares of PMI's common stock that it owns to certain of its shareholders, free from the right of first refusal.

  The Shareholders Agreement also provides that PSH Corp. will vote its PMI shares in the election of directors for one nominee of the Company to the Board of Directors of PMI. Richard E. Stoddard, the Company's Chairman of the Board and Chief Executive Officer, is on the Board of Directors of PMI and is one of the three board members constituting PMI's Executive Committee and serving as the Compensation Committee. Finally, under the terms of the Shareholders Agreement, PMI continued to pay the Company a fee of $162,125 per quarter during 1996 and will pay the same fee through the first quarter of 1997, the last quarter before the opening of TCS.

  The Company also entered into a Registration Rights Agreement with PMI pursuant to which PMI granted incidental registration rights to the Company, subject to certain limitations, each time PMI files a registration statement with the Securities and Exchange Commission in connection with the sale of its common stock. In December, 1996, as a part of the sale of Speedway Business Park to PMI, the Company and PMI entered into a Conditional Demand Registration Rights Agreement. In summary, such agreement requires PMI, subject to certain limitations and conditions, to register shares of PMI stock owned by lenders of the Company in the event there should ever be an event of default on a loan secured by PMI stock.

PROPERTY REDEVELOPMENT

MILL SITE PROPERTY

  Background. From 1942 through 1983, KSC operated a steel mill in Southern California near the junction of the Interstate 10 and Interstate 15 freeways and approximately three miles to the northeast of Ontario International Airport.
The Mill Site Property is located approximately 45 miles east of Los Angeles in one of California's fastest growing regions, and is served by two major railroads, the Burlington Northern Santa Fe and the Union Pacific (formerly Southern Pacific). The Mill Site Property consists of four distinct parcels of land: the Central Mill Site (originally approximately 600 acres (gross)), the South Mill Site (approximately 290 acres (gross)), the West End Property (approximately 240 acres (gross)) and the Valley Boulevard Property (approximately 42 acres (gross)). The property also includes approximately 39 acres used for the San Sevine flood control channel. As discussed in more detail above, approximately 534 acres of the Central Mill Site Property are now owned by PMI. (See "Part I, Item l. Business - Investment in PMI"). The map on the following page illustrates the location of these four parcels and the Company's and PMI's current ownership of such parcels.

  The Mill Site Property has its own water rights, originally 2,930 acre feet per year, that are entirely distinct from the Company's interest in Fontana Union. A portion of these water rights, 1,300 acre feet, were sold as a part of a settlement of litigation and other claims with an adjoining landowner, and another portion, 475 acre feet, were contributed with the property now owned by The California Speedway Corporation. Thus, the Company now owns 1,155 acre feet of annual water rights associated with the Mill Site Property of which 630 acre feet are jointly owned with California Steel Industries ("CSI"). CSI has the right of first use of the 630 acre feet, with payment to the Company, through June 30, 2004 with the Company having the right of first use thereafter.

  Mill Site Redevelopment Plan. The Company is moving forward with plans to redevelop the balance of the Mill Site Property. After completion of the transactions with PMI, and taking into account the land to be used for the Mill Site materials recovery facility and transfer station ("Mill Site MRF"), the Company now owns approximately 668 acres (gross). However, depending upon the final redevelopment plan and after taking into account slope loss, rail road easements, the San Sevaine flood control channel, proposed streets and highway improvements, the sewer treatment facility, and other similar items, the Company anticipates having approximately 535 useable acres available for development.

               [Map illustrating property owned by the Company in

                       San Bernardino County, California]

  The Napa Lots, which constitute a 31 acre portion of the Central Mill Site Property, and the MRF site, as discussed below, have already received the entitlements and permits necessary for their development. However, the balance of the Mill Site Property, owned by the Company, requires various entitlements and permits from San Bernardino County prior to redevelopment. This entitlement and permitting process will soon formally commence with the Company filing an application for a Specific Plan with San Bernardino County for all of its property except for approximately 26 acres within the City of Rancho Cucamonga and the approximately 135 acres of the East Slag Pile property.

  The Specific Plan application will identify a wide variety of potential uses for the property. Possible uses include a rail-served distribution and commercial park, an inter-modal rail truck distribution center, warehousing, a commercial truck stop, as well as commercial and recreational uses. Of course, the final use for any specific parcel of the Mill Site Property will be dependent upon the real estate market and the needs of potential tenants, buyers and users of a particular parcel, subject to the general limitations imposed by the final Specific Plan.

  Separately and in addition to the permitting and entitlement process with the County the Company is currently working with the California Department of Transportation and San Bernardino County to design and obtain approval for an improved interchange at Etiwanda and the I-10 Freeway. Such freeway improvements near the Mill Site Property would also involve the realignment of at least one existing street and the construction of other street improvements.

  The entire entitlement and permitting process is anticipated to take ten to fourteen months and involve an expenditure of approximately $1.5 million. In addition, as discussed in more detail below, the Company will continue to evaluate and undertake the required environmental remediation of portions of the Mill Site Property.

  Significant capital funds will be required to implement the infrastructure and access improvements discussed above. However, as discussed above, the Company will seek to minimize its capital investments for these improvements by structuring joint ventures and leases or by contributing portions of the land for an ownership interest in operating companies seeking to develop the land. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

  To further encourage development of the Mill Site Property, the Company and the San Bernardino County Economic Development Department jointly sought and obtained the designation of the Mill Site Property, with the exception of the approximately twenty-six acre Rancho Cucamonga parcel, as a Recycling Market Development Zone ("RMDZ"). RMDZ's are intended to create incentives to attract businesses that recycle or utilize recycled products. A number of potential users of recyclables have contacted the Company about the possibility of locating on the Napa Lots as a result of RMDZ incentives. In addition, the Mill Site MRF may act as a magnet for these types of businesses by providing a consistent stream of raw feed stock through its recycling activities.

  Development of Central Mill Site. The portions of the Central Mill Site Property still owned by the Company are the Napa Lots and the site of the Mill Site MRF. These parcels are debt free. Specific projects relating to the remaining portions of the Central Mill Site are discussed below.

The Mill Site MRF

  Background. In 1989, the California legislature enacted legislation, AB 939, which currently requires all municipalities to recycle or divert 25% of their solid waste streams from landfills by the year 1995 and 50% by the year 2000.
In addition, counties are required to demonstrate 15 years of available landfill capacity. Most Southern California urban communities met the 25% recycling requirement, however, only one county has met the required 15 years of landfill capacity. As a result, municipalities are continuing to explore and implement a number of alternatives in order to comply with this legislation, including source reduction, waste minimization, waste-to-energy projects, composting of green waste and curbside recycling. Another alternative is the transportation of solid waste to an independent or municipally-owned materials recovery facility ("MRF"), which will separate recyclable materials for either storage or sale to a variety of users. The residue waste from the recycling process is disposed of at municipal landfills.

  The commercial feasibility of MRFs has not yet been fully demonstrated due to high operating costs compared to direct land filling and fluctuating recyclable commodity prices. However, the Company believes that the requirements of AB 939, the continuing favorable public response to recycling and more favorable pricing for recyclable products should continue to improve the economics of MRFs in California. In addition, it is clear that the transfer station aspects of a typical MRF are increasingly necessary with the closure and future closure of urban landfills in Southern California.

  Kaiser-Burrtec Joint Venture. In response to this potential market opportunity, the Company and Burrtec Waste Industries, Inc. ("Burrtec"), a local waste hauler, entered into a joint venture agreement (the "MRF Joint Venture") in 1989 to construct and operate a rail-served regional solid waste transfer station and MRF to be located on approximately 30 acres of the Central Mill Site (the "Mill Site MRF").

  In 1996, the Company and Burrtec reached agreement, in principle, on the terms of restructuring the Joint Venture as a limited liability company (the West Valley MRF, LLC, a California limited liability company). The agreement in principle is subject to the completion and execution of final documentation. Under the agreement, the Company is responsible for the environmental remediation of the property for the Mill Site MRF and obtaining appropriate environmental clearances. The actual remediation required for the Mill Site MRF was more extensive than originally anticipated but it was substantially completed during the first quarter of 1997.

  All necessary state and local permits (other than construction permits) for the Mill Site MRF have been granted. In addition to the environmental remediation conducted by the Company, the Company and Burrtec are continuing to undertake those preliminary steps necessary to construct Phase 1 of the Mill Site MRF. Phase I of the Mill Site MRF is currently expected to include a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services. Off site improvements and the grading of the site are nearing completion. The total estimated cost for Phase 1 of the Mill Site MRF, including all equipment, is approximately $10,300,000. West Valley MRF, LLC is in the process of securing financing to cover the full cost of the facility. It is anticipated that the Company and Burrtec will be required to guarantee any third party financing obtained by the West Valley MRF, LLC. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  Competition. Although other entities have proposed to develop MRFs that would serve the same broad geographic area as that of the Mill Site MRF, the Company believes that none of them has yet completed the permitting process. Western Waste Industries, an integrated waste management company, has indicated its intention to construct a MRF on land it owns approximately three miles from the Company's Mill Site Property. Western Waste entered into a contract with the City of Ontario to construct and operate such facility, although Ontario has recently taken steps to terminate the contract which has led to the commencement of litigation by Western Waste against the City of Ontario. The Company believes that no draft EIR or other land use application has been filed for that site. Other potential MRF facilities within the broad geographic service area of the Mill Site MRF are proposed for the cities of Pomona, San Bernardino, and Riverside. A number of transfer stations with limited or full material recovery operations are already in operation in Southern California.

  NAPA Lots. Adjoining TCS and the Mill Site MRF are approximately 31 acres of property, called the "Napa Lots", that have been developed into three industrial zoned, rail served lots ranging in size from 5 to 15.5 acres. A new access road (Napa Street) for these finished lots, TCS and the Mill Site MRF site has been completed. In addition, the Napa Lots have received environmental clearance except for approximately 8 acres, which should receive environmental clearance by the end of 1997.

  A number of potential users have expressed an interest in the Napa Lots and the Company has reached a tentative agreement with Budway Enterprises Inc. ("Budway") to sell Budway approximately 15.5 acres at a price of approximately $4.25 per square foot. The sale is contingent upon preparation of final documentation and Budway obtaining acceptable financing for its construction of a rail-served distribution facility. It is contemplated that the sale, if consummated, will include an approximate $1,000,000 cash payment, with the Company taking a note secured by the property for the remainder of the sales price. The Company has agreed to subordinate this note to Budway's construction and term financing, if the construction and term financing is acceptable to the Company. If these contingencies are met, it is expected that the sale will be completed by the end of the second quarter of 1997.

  The Company continues to market other portions of the Napa Lots.

  West End and Valley Boulevard Properties. The West End Properties (approximately 240 acres (gross)) is located to the West of the Central Mill Site Property across the San Sevaine Channel. The Valley Boulevard Property (approximately 42 acres (gross)) is located South of the Central Mill Site and adjoins the I-10 Freeway. In 1989 and 1990, the Company entered into joint venture agreements with Lusk Ontario Industrial Partners II, a California limited partnership, whose general partner was The Lusk Company (collectively "Lusk"), with respect to the West End Property and the Valley Boulevard Property. In July, 1994, the Company, through a wholly owned subsidiary, Kaiser Steel Land Development, Inc., purchased the properties out of the Lusk Joint Ventures for a total consideration of $15,000,000. The Company paid approximately $9,000,000 in cash at closing and Lusk carried back $6,000,000 pursuant to a promissory note secured, solely, by a first deed of trust on the properties. The principal amount of the note accrues interest at 1.5% over the prime rate. Principal payments of $60,000 plus accrued interest are to be made quarterly with a balloon payment due on the fourth anniversary of the note, July 28, 1998. See also "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K Report.

  The West End Property has no known material environmental remediation requirements although two limited areas require further investigation. On the West End Property are several older metal warehouse buildings which are rented out to a variety of short term tenants and which will need to be demolished as the redevelopment of the West End Property proceeds. The Company also provides railroad switching services for many of the tenants on this property. The Company believes that the West End Property could be redeveloped in a variety of ways, including a modern industrial, rail-served distribution and commercial park, once the appropriate permitting and entitlements are obtained and assuming that economic conditions justify the redevelopment. The Company is also exploring using the West End Property as an inter-modal rail facility. However, development of the West End Property will involve substantial expenditures for grading and infrastructure improvement.

  The Valley Boulevard Property has no known environmental remediation requirements and can be easily redeveloped. If the proposed freeway and street improvements are made, the Valley Boulevard Property will have increased freeway access and visibility. This property could serve as a location for a hotel, fast food restaurants and other similar types of businesses where freeway visibility and access are important.

  South Mill Site. The South Mill Site consists of approximately 290 acres and is debt free. This property was used by KSC primarily as a storage area for slag, a non-hazardous, rock-like byproduct of iron and steel production, as well as for the Company's sewage and wastewater treatments plants. The sewer treatment plant is discussed in more detail below. The Company's hazardous treatment plant was closed in mid-1994 in connection with the expiration of the Company's contract to treat the waste of an adjacent property owner. These uses have historically provided the Company with interim revenues and positive cash flow while waiting to begin redevelopment of the property.

  The west portion of the South Mill Site, known as the West Slag Pile, was used only for the storage of slag. There is no known environmental remediation required with respect to this property although additional investigation will be required. Although the slag is being removed and sold by a third party contractor and is producing a current revenue stream for the Company, the amount of slag is such that it is unlikely to be cleared in less than 5-10 years without cost to the Company, unless a substantive portion of the slag can be used in the redevelopment of other portions of the Mill Site properties or in connection with proposed freeway and street improvements. The Company is currently pursuing the possible use of this portion of the property as a commercial truck stop and other related uses.

  The eastern portion of the South Mill Site known as the East Slag Pile, is also mostly covered by slag. However, up to approximately 40 acres in the southeast end of this property will require some form of remediation as discussed in "Mill Site Environmental Matters" below. Although the Company is exploring uses of the property that may not require the complete removal of the hazardous materials and slag, the definitive redevelopment of this entire property is likely to be delayed until any required remediation is completed. Depending upon the type of environmental remediation required, this property could have potential commercial and recreational uses.

  In addition to the area of the East Slag Pile requiring remediation, the Company has applied to the DTSC to use up to approximately 6.5 acres of the South Mill Site as a corrective action management unit in which certain types of impacted materials from other locations from the Mill Site Property would be stored and capped. See "Mill Site Environmental Matters" below.

  Sewer Services. The Company operates a sewage treatment facility on the South Mill Site that serves property historically owned by the Company or KSC. The Company currently provides sanitary sewer services to CSI, an adjoining land owner, from its sewage treatment plant located on the northeastern end of the South Mill site property for a total revenue in 1996 of $217,000. CSI is also obligated to pay a substantial portion of the operating costs of the sewer treatment plant.

  In addition, pursuant to a Sewer Services Agreement, the Company has agreed to provide sanitary sewer treatment services for the wastewater generated by the property owned by The California Speedway Corporation. In consideration for such services, The California Speedway Corporation has agreed to pay the Company an annual fee of $88,800 in quarterly installments beginning in April, 1997, adjusted annually by increases in the consumer price index. The agreement also grants an option to The California Speedway Corporation to purchase the Company's wastewater treatment facility in certain circumstances such as if the Company terminates the Sewer Services Agreement or the Company discontinues providing sewer treatment services. In order to provide this sewer service, the Company is expanding the capacity of and refurbishing the treatment plant at an estimated cost of approximately $1.5 million. Approximately 65% of the costs to upgrade the sewer treatment plant are being paid by The California Speedway Corporation.

MILL SITE ENVIRONMENTAL MATTERS

  The operation of a steel mill by the Company's predecessor, KSC, resulted in known contamination of limited portions of the Company's Mill Site Property.
The Company is subject to a 1988 consent order (the "Consent Order") with the DTSC which requires the Company to investigate and remediate hazardous materials on the Mill Site Property. Under the current Consent Order, the phased remediation is scheduled to be completed by July, 1998 unless an extension is obtained from the DTSC. The Company is presently negotiating with the DTSC for an extension to the Consent Order.

  During 1995 and 1996, the Company undertook substantial activities with regard to environmental matters. These activities included, but were not limited to, remediation of limited "pockets" of affected soil detected as a result of the construction of TCS; the remediation of an approximately ten acre site now owned by The California Speedway Corporation due to the bankruptcy of the former tenant at such site; the commencement of remediation of the Mill Site MRF site; installation of two ground water monitoring wells on the Central Mill Site property; final environmental clearance of the West End and Valley Boulevard properties from material adverse environmental conditions except for two very limited areas on the West End that require further investigation; and remediation and general clearance of the former waste water treatment plant (acid plant) and an area known as the Chemwest lower facility.

  As a result of all of its remediation activities, which in part allowed for the construction of TCS, the Company in October, 1996, received the 1996 Governor's Award for Environmental and Economic Leadership in a ceremony at the California State Capital. California Secretary for Environmental Protection, James M. Strock, presented the award to the Company and commended the Company for demonstrating that environmental protection and conservation can be accomplished in conjunction with economic growth.

  In addition, the Company is now seeking approval for a Corrective Action Management Unit ("CAMU") with the DTSC. The CAMU, which would be in the northeast portion of the East Slag Pile on land that was previously used by a bankrupt former tenant of KSC for a waste pickling facility, would be used for the on-site disposal of affected soils and materials from the balance of the Mill Site Property. Upon termination of the use of the CAMU, the CAMU would be capped and closed in compliance with the DTSC's policies. The CAMU is a less expensive alternative than transporting the affected soils and materials to an off-site disposal facility.

  While the Company has monitored certain groundwater wells in the past, the DTSC requested and the Company intends to implement a supplemental groundwater investigation system. The Company has agreed with the DTSC on the scope and duration of the supplemental groundwater investigation, and has drilled the first two test wells on the Central Mill Site Property. Initial results from these two test wells are positive for the Company in that they do not indicate any groundwater contamination that would require remediation.

  In addition, the Company previously settled certain obligations of groundwater contamination with the California Regional Water Quality Control Board. The settlement required a $1.5 million cash payment by the Company which was made in February, 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality project. These water rights are unrelated to those leased to Cucamonga. In

1995, the Company contributed 18,000 acre feet of its water in storage thus, satisfying the first 18 years of its obligation.

  The Company's cost for investigation, remediation, site cleanup, and all other environmental related activities for 1996 and 1995 totaled approximately $7.2 million and $7.6 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K Report for additional information.

  While there are a number of smaller environmentally related Mill Site projects such as dealing with inactive PCB transformers and the removal or containment of some asbestos containing materials, based on currently know information, the major outstanding environmental issues to be addressed that will likely involve material expenditures are: (i) the approximately 7 acre parcel containing the tar pits which parcel is located adjacent to the Mill Site MRF property; (ii) the East Slag Pile waste management unit (sometimes referred to as the East Slag Pile landfill); (iii) further investigation and remediation of the sewer treatment plant, as appropriate; (iv) additional groundwater monitoring including groundwater related items; (v) completion of the above described CAMU; and (vi) investigation and possible remediation of two limited areas on the West End Property.

  The Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters will be between approximately $20 million and $32 million, depending both upon the ultimate extent of the environmental remediation and clean-up involved and upon which approved remediation alternatives are eventually selected. The Company anticipates recovery of the future remediation costs incurred through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. This range assumes a capping alternative can be used for the East Slag Pile waste management unit on the East Slag Pile and the tar pits parcel and that the CAMU is approved. In order to provide better information regarding these future remediation and other environmental costs, the Company has elected to restate all balance sheet information presented to show as a separate liability rather than, as previously, an offset to land for the amount of future remediation and other environmental costs reflected in its financial statements. The restatement reflects the original $34.7 million remediation adjustment to land; the $6.6 million groundwater remediation reserve recorded in 1988 when the Company emerged from bankruptcy; and the net $12.5 million in environmental insurance litigation settlement proceeds received in 1995 being offset by approximately $21.6 million in remediation and other environmental costs expended through December 31, 1996. The Company's decision to restate its balance sheet presentation is based upon, among other things, the more extensive investigation and remediation activities that have been pursued over the past two years and the Company's ability to better estimate the probable range of future remediation and other environmental costs. As of December 31, 1996, the total short-term and long-term environmental remediation liability reflected on the Company's balance sheet was approximately $32.2 million, the high end of the probable range of future remediation and other environmental costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Form 10-K Report.

  Although ongoing environmental investigations are being conducted on the Company's property and management believes it is currently in a position to estimate with some reasonable certainty future investigation and remediation costs, there can be no assurance that the actual amount of environmental remediation expenditures to be incurred will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified. Accordingly, future facts and circumstances could cause these estimates to change significantly. The Company anticipates recovery of the future remediation costs incurred through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. Further, the Company has provided certain financial assurances to the DTSC in connection with anticipated remediation activities, the primary one being the dedication of approximately $5.5 million of Kaiser's Union Bank Credit facility. See Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  The Company is also involved, from time-to-time, in legal proceedings concerning environmental matters. In February, 1996, the City of Ontario, California served a complaint on the Company alleging that the Company is liable for environmental contamination of one of its municipal wells. See "Part I,
Item 3.  Legal Proceedings."

EAGLE MOUNTAIN TOWNSITE

  The Eagle Mountain Townsite, which is owned debt free by Kaiser and covers approximately 460 acres, consists of more than 300 houses (of which approximately 100 have been renovated for current occupancy), a water supply and sewage treatment system, an office building, machine shops, school facilities and other structures. When the Eagle Mountain iron ore mine was operational, the Eagle Mountain Townsite provided housing for mine employees and their families. Except for many buildings and relating piping having asbestos containing materials, there is no known material environmental remediation required at Eagle Mountain.

  The Company's wholly owned subsidiary, Kaiser Eagle Mountain, Inc., owns and operates the Eagle Mountain Townsite. The Company currently leases a portion of the Eagle Mountain Townsite to a private company which operates a minimum security prison for the State of California. In order to redevelop the Eagle Mountain Townsite, the Company has filed a Specific Plan with the County of Riverside. The Townsite Specific Plan is included in the processing of the Landfill Project.

  If the land exchange with the United States Bureau of Land Management (the "BLM") is completed (see page 22 "Proposed BLM Land Exchange" in this Form 10-K Report), the Eagle Mountain Townsite will expand to approximately 1,100 acres.

OTHER REDEVELOPMENT OPPORTUNITIES

  Other Property Ownership and Development. The Company owns a number of real estate parcels and mineral deposits in the California desert, including the Morris Lode Properties, an active iron ore mine leased to a third party (the "Silver Lake Mine"), and improved and unimproved property at Lake Tamarisk, an unincorporated community located approximately eight miles from the Eagle Mountain site.

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

  The Eagle Mountain Site.  The Company's 11,350-acre Eagle Mountain
Site, located in the remote California desert approximately 200 miles east of Los Angeles, consists of three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. The Company has leased approximately 4,654 acres of the idled mine site and the rail line to MRC for development of a rail-haul solid-waste landfill (the "Landfill Project"). As discussed in more detail below, effective as of January 1, 1995, the Company, through a wholly-owned subsidiary, Eagle Mountain Reclamation, Inc. ("EMR"), became a 70% shareholder in MRC and, through subsequent investments in MRC, is currently an approximately 73% shareholder in MRC.

  In anticipation of Southern California's ultimate need for new environmentally safe landfill capacity, the Company and MRC in 1988 began the planning and permitting for a 20,000 ton per day rail-haul, non-hazardous solid waste landfill at Kaiser's Eagle Mountain Site. The Company believes that the Eagle Mountain Site has many unique attributes which make it particularly well-suited for a rail-haul, solid waste landfill including, but not limited to, its remote location, arid climate, available and suitable materials for the proposed liner system and daily cover, and rail access.

  Current plans for operation of the landfill anticipate that non-hazardous household solid waste will initially be delivered to MRFs and transfer facilities throughout Southern California by municipalities and independent waste haulers. Recyclable and hazardous materials will be separated at these facilities, and the remaining non-hazardous solid waste will be transported, primarily by rail, in closed and locked containers to the Eagle Mountain landfill. MRC currently anticipates that the landfill's initial operations, depending upon the level of disposal fees, could commence with a minimum of approximately 4,000 tons of solid waste per day.

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

  As of August 1, 1994, the ownership of MRC was restructured as part of BFI's withdrawal from MRC. As part of the restructuring, BFI returned to MRC all of its common and preferred stock in MRC and paid off all of MRC's outstanding bank indebtedness in the amount of approximately $10,400,000 leaving MRC substantially debt free. In addition, BFI provided MRC with funds in excess of $5,000,000 to be used to fund ongoing development activities. BFI also agreed to leave in place certain financial assurances associated with the permits that had been granted to MRC through August 1, 1996. Those financial assurances were never used.

  Acquisition by the Company of Majority Ownership Interest in MRC and Financial Status. After a series of discussions, MRC and the Company entered into a Stock Acquisition Agreement dated January 13, 1995 pursuant to which the Company, through EMR, a wholly owned subsidiary separate from the subsidiary that owns the land at Eagle Mountain, agreed to acquire common stock in MRC representing a 70% ownership interest. This transaction was consummated on February 2, 1995, but was effective as of January 1, 1995. In exchange for the ownership interest, the MRC Lease was amended to eliminate MRC's obligation to pay minimum rent. In addition, MRC forgave all current contingent non-recourse obligations, including $1,500,000 in prepaid rent and approximately $1,500,000 in other obligations the Company would have had to repay MRC out of future royalties.

  Operation of MRC. With the acquisition of the equity interest in MRC, the Company, through MRC, has taken a more active role in the permitting of the Landfill Project and in assisting MRC, as appropriate, in raising the funds necessary to complete the permitting process. The completion of the Landfill Project is dependent upon MRC's ability to raise additional equity capital.

  Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company made a commitment in June, 1995, subject to certain conditions, to provide funding to MRC in an amount of up to approximately $5.25 million over two years. Through its participation in a series of private placements with existing MRC shareholders, which raised a total of $6.0 million, Kaiser had provided $4.5 million in new equity to MRC as of December 31, 1996. Other MRC shareholders provided an additional $1.5 million of new equity during the same period. In January, 1997, the Company, subject to certain conditions, agreed to provide to MRC up to an additional $3.7 million in equity in 1997 with an understanding that additional equity contributions of approximately $1.9 million by the Company may be necessary in 1998.

  MRC continues to pursue other financing from prospective investors as well as other means of raising funds or commitments such as the sale of capacity rights, air space or disposal agreements.

  MRC Lease. In connection with the reorganization of MRC, the MRC Lease was amended effective July 29, 1994, and again amended effective January 1, 1995, with the Company's acquisition of a 70% interest in MRC. Under the terms of the MRC Lease, as amended to date, MRC is responsible for substantially all project costs and activities, including landfill design, permitting, construction and operation. MRC has also agreed to indemnify the Company against claims arising from MRC's activities, including any environmental damage that may be caused to the leased property by MRC's operations. The MRC Lease also provides, among other things that: (i) the Company must give MRC notice of any proposed sale of its interest in the Eagle Mountain property, and MRC has a right of first refusal to purchase such interest under certain circumstances; (ii) the Company and MRC may not participate in another project that employs a railroad in connection with the storage or disposal of solid waste in counties surrounding the landfill; and (iii) MRC has certain rights to terminate the MRC Lease including: (a) upon the Company's default under the terms of the MRC Lease; (b) upon 180 days notice at any time during the six month period immediately following the receipt of all the necessary permits for the Landfill Project (prior to the July, 1994 amendment, once all the permits were received, MRC also became obligated to pay minimum rent to the Company for the balance of the term of the 100 year lease); and (c) at any time upon two year's notice.

  The MRC Lease was again amended as of January 1, 1996. The amendment reduced the amount of land that MRC leases from the Company by approximately 50%. MRC continues to lease from the Company all the real property necessary for the Project.

  The Company maintains and may exercise all rights it has under the MRC Lease, including the right to re-acquire through its subsidiary, Kaiser Eagle Mountain, Inc., the Landfill Project. In the event the Company re-acquires the Landfill Project, depending upon the circumstances, such as upon MRC's default due to lack of funds, the non-BFI shareholders at the time of the July, 1994 amendment, shall have the right to continue in the project in some manner.

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

  Once the landfill is operational, under the current terms of the MRC Lease the Company will receive, as landlord of the Eagle Mountain Site, the greater of (i) a royalty of $2.00 per ton of waste received; or (ii) a royalty payment calculated as a designated percentage of the landfill tipping fees charged by MRC. The future royalty payment paid to the Company by MRC is based on MRC's gross collections, which are basically equivalent to the tipping fees to be charged by MRC at the landfill. In calculating gross collections, MRC may deduct certain items, including any federal or state fees, the host fees paid to Riverside County and other charges imposed or required to be collected at the landfill. Certain other revenues are also excluded from the definition of gross collections, including any MRC revenue from salvage, recycling or reclamation operations or from the disposal of waste from certain areas near the Landfill Project. In addition to the royalty payment, the Company will receive an additional $0.15 royalty for every ton of waste transported to the landfill on the Company's 52-mile rail line.

  The following table illustrates the royalty payment formula set forth in the MRC Lease.

 Monthly         Average          % Fee                Net              # Days
 Royalty    =     Daily    X    Payable to    X      Tipping      X       in
 Payment         Tonnage          Kaiser           Fee Per Ton         Operation


    AVERAGE
DAILY TONNAGE/1/             TIPPING FEE PERCENTAGE PAYABLE TO KAISER
----------------          --------------------------------------------------
    0  -   3,500          10.0% on all tonnage during applicable month
3,501  -   4,999          10.0% on first 3,500 tons; 15.0% on balance during
                           applicable month
5,000  -   8,999          15.0% on all tonnage during applicable month
9,000  -  20,000          18.5% on all tonnage during applicable month

----------------


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


  Through the first half of 1994, MRC was making substantial progress in obtaining the necessary permits to commence construction of the Landfill Project. As of June 1, 1994, MRC had received 17 of the required 20 permits and two more of the permits were in draft form and were anticipated to be issued soon. However, as discussed in detail below, many of the permits were suspended or voided due to the adverse outcome of litigation involving the environmental impact report ("EIR")/environmental impact statement ("EIS") for the Landfill Project approved by Riverside County in 1992.


  By way of background, before any significant regulatory permit may be granted relating to the construction and operation of the Landfill Project, an EIR/EIS must be certified and approved by the appropriate regulatory agencies. In October 1992, the Riverside County Board of Supervisors approved the EIR for the Landfill Project and MRC's local land use applications. Legal challenges to the certification of the EIR were mounted in late 1992 by a number of individuals, a conservation group and Eagle Crest Energy Company ("ECEC"), formerly known as Eagle Mountain Energy Company, which is a potential competitor for the use of a portion of the Landfill Project site.


  In July, 1994, the San Diego County Superior Court issued its decisions on the challenges to the EIR for the Landfill Project. Of the more than seventy (70) areas of concern initially raised by the plaintiffs in the cases, the Court announced that it had eight (8) areas of concern in which the EIR was deficient, thus requiring corrective action.


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


  In March, 1995, MRC initiated the necessary re-permitting process by filing its land use applications with Riverside County and has worked with the County and BLM in the preparation of a new EIR/EIS. The draft EIR/EIS was made available to the public in July, 1996 with the comment period on the draft EIR/EIS closing in September, 1996. During this time period, the BLM held three public hearings on the draft EIR/EIS and received extensive public comment. In addition, by the close of the public comment period in September, 1996 numerous written comments were received. While it is difficult to summarize the extensive comments, they can be generally be categorized into four broad general areas: (i) concerns and issues about environmental impacts such as ground water, air, and other similar items; (ii) concerns and issues on the impact to Joshua Tree National Park (the "Park"); (iii) landfill and landfill liner safety; and (iv) the need for the Landfill Project. Responses were prepared by the independent consultant retained by the County and the BLM and included in the final EIR/EIS.

  The new final EIR/EIS was released to the public in January, 1997. The final EIR/EIS and the Landfill Project are presently being reviewed by Riverside County as discussed below.

  Status of Review and Negotiations with Riverside County. The Landfill Project is currently being reviewed by the Riverside County Planning Commission, which has held five public meetings as of March 26, 1997 on the Landfill Project. The Riverside County Planning Commission will forward the Landfill Project to the Riverside County Board of Supervisors with a recommendation that it be approved or not be approved. It is anticipated that a decision by the Riverside County Planning Commission will be made in April, 1997. Once the EIR is approved by the Board of Supervisors, assuming the EIS receives the necessary approvals, it will probably take up to an additional year to secure the necessary technical permits for the Landfill Project.

  It had been anticipated that the Riverside County Board of Supervisors would act on the Landfill Project during the first half of 1997. However, at an October 29, 1996, meeting of the Board of Supervisors, the Board voted to delay the consideration of proposals relating to any private or public/private landfill project for at least six months. This action was as a result of an investigation by the Federal Bureau of Investigation of Western Waste Industries, Inc. which was proposing a major expansion of its El Sobrante landfill in western Riverside County. Neither the Company nor MRC have any connection with Western Waste Industries, Inc. Regardless of this fact, the Board decided to delay its consideration of all private and public/private landfill projects given the ongoing investigation, which includes the review of the records of the Board of Supervisors and certain County staff members. As the Company currently understands the October 29, 1996 decision, it may result only in minimal delay if any, in the Board's consideration of the Eagle Mountain Landfill Project. However, the full ramifications of the Board's vote are unknown and further delays, are possible.

  MRC has been engaged in extensive negotiations with the County of Riverside staff over the terms of the land use approvals and an agreement with Riverside County that addresses many of the obligations of MRC in connection with the development the Landfill Project (the "Development Agreement"). Due to the significant change in economic circumstances since the last Development Agreement was negotiated, MRC has been able to negotiate a reduction in the amounts payable to Riverside County over the previous Development Agreement.

  In addition, there have been changes in the financial assurances package to be provided to Riverside County which in some respects are stronger than previously provided financial assurances but give MRC greater flexibility. For example, MRC will be able to use third party pollution liability insurance, which it has already obtained, as part of its financial assurance package. Another proposed major change is that $.10 per ton of waste will be contributed into a trust which will build a cash reserve to respond to any environmental or other liability claims. As currently structured, the trust will be funded equally by Riverside County and MRC, i.e. $.05 per ton each, with an ultimate cap of $50 million.

  Because the Landfill Project is just commencing the Riverside County review and political process, there may be a number of material changes to the final economic terms of the Development Agreement with Riverside County including those discussed above.

  Finally, it must be recognized that there is no assurance that the new EIR/EIS will receive the necessary approvals, including approval by the Riverside County Board of Supervisors. In addition, there is no assurance that, even if the new EIR/EIS is ultimately certified and all necessary permits are received, there will not be new legal challenges that would further delay the construction and operation of the Landfill Project. In addition, there can be no assurance that all necessary permits or approvals will be obtained or that they will be obtained within the time periods estimated by MRC or the Company. Also, given the legal challenges that have occurred to date, and the controversies that generally surround landfill projects, future legal challenges are likely.

  Agreement with the National Park Service. The Company, MRC and the National Park Service ("NPS") signed an agreement on December 9, 1996, regarding the Landfill Project to address the NPS concerns with respect to the Landfill Project. While this agreement acknowledges the NPS's continued opposition to the Landfill Project, the NPS recognizes that the EIR/EIS is adequate and, upon compliance with the mitigation measures specified in the EIR/EIS, there will be no known significant physical environmental impacts to the Park. The NPS Agreement should assist the BLM in making a determination on proceeding with the land exchange and the rights-or-way grant discussed in more detail below. The NPS Agreement should also assist in addressing numerous adverse comments submitted by Landfill Project opponents on the potential impacts to the Park.
As discussed above, one of the six concerns in the 1994 Court ruling was impacts to the Park. This agreement should assist in addressing those concerns.

  The NPS Agreement and its validity were appealed to the Federal Office of Hearings and Appeals by opponents to the Landfill Project. However, this appeal was dismissed by the Federal Office of Hearings and Appeals on March 13, 1997.

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

  In conjunction with the landfill permitting process, the Company plans to transfer to the BLM approximately 2,800 acres of Kaiser-owned property along the railroad right-of-way, which property has been identified as prime desert tortoise habitat, in exchange for fee ownership of approximately 3,500 acres of land within the Landfill Project area. Specifically, the Company will receive fee ownership of various non-fee mining interests currently held by the Company near the large open pits. After extensive review and analysis, in October 1993, the BLM issued its Record of Decision approving the land exchange with the Company. The decision of the BLM approving the land exchange was challenged by the filing of appeals with the Interior Board of Land Appeals ("IBLA"), the agency having immediate appellate jurisdiction over the BLM's decision.
However, as discussed in more detail below, in March, 1995, the BLM announced that it would join in Riverside County's additional environmental review, and requested that the IBLA remand the decision on appeal for further agency action

  In a separate but related action to the land exchange, the Company and the BLM also entered into discussions with respect to the extension of the Company's right-of-way to use the railroad, a right-of-way for an existing road and the transfer to the Company of property rights with respect to land at the Eagle Mountain Townsite. All issues with respect to the right-of-way were also resolved as a part of the BLM's Record of Decision. The BLM issued a new right-of-way for the Kaiser railroad and a new joint right-of-way for the Eagle Mountain road and its extension to Kaiser and the Metropolitan Water District of Southern California. These right-of-way grants were also appealed to the IBLA.

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

  The BLM is the lead Federal agency for the EIS. The NPS has been a cooperating agency for the EIS. As noted above, the final EIR/EIS was distributed in January, 1997 after a series of public hearings held by the BLM and after the conclusion of an over 60 day public comment period. The land exchange may not occur until after the Riverside Board of Supervisors vote on the EIR and necessary land use approvals.

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

  The Company is also currently aware of at least two other enterprises seeking to develop rail-haul, solid waste disposal facilities which would be located in Southern California and would compete directly with the Landfill Project. These proposed cut-and-fill landfills include: (i) a landfill to be developed in a desert site in San Bernardino County by Rail Cycle of Los Angeles, a joint venture between Waste Management, Inc. and the Santa Fe Railway Company, Inc.; and (ii) Mesquite Regional Landfill to be developed in Imperial County by a partnership including Western Waste Industries and SP Environmental Systems, Inc., an affiliate of the Southern Pacific Transportation Company. Both projects are being developed by well established waste management companies which control significant waste streams in Southern California as a result of their waste hauling businesses. Both of these rail haul projects received certification of their respective EIRs in late 1995. The Mesquite Regional Landfill is considered much further along in the permitting process than the Eagle Mountain Landfill Project. Like the Landfill Project, both projects face opposition and the Rail Cycle project is contingent upon the approval of a business tax by the voters, which has failed once.

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

  Disposal Fees. While the Company believes that it will take several years for MRC's projected disposal fees to be aligned at competitive levels with other urban landfills, it also currently believes that the advantages afforded by the Eagle Mountain site should enable it, in the long-term, to compete effectively with both existing and other proposed landfills. Within the last year, there has been a general reduction in disposal or "tipping fees" in several areas of Southern California. The reduction in tipping fees was accelerated with the bankruptcy of Orange County, California. As a means of generating revenue, Orange County reduced its tipping fee to out-of-county trash from $38.50 to as low as $18.00 per ton depending upon the length of the time commitment. Trash generated within Orange County still pays approximately $38.50 per ton tipping fee. Riverside County also adopted a two tier tipping fee structure. The tipping fee would generally be $30.00 for direct haul to a landfill and $25.00 if the waste is processed through a transfer station or materials recycling facility. Facing the loss of waste from its system, San Bernardino County dropped its tipping fee from $35.50 per ton to $32.00, $31.00, $30.00 and $29.00 per ton with five (5), ten (10) and fifteen (15) year commitments, respectively.

  Management believes that the advantages afforded by the Eagle Mountain site should enable it, in the long-term, to compete effectively with both existing and other proposed landfills. In addition, the success of the Project depends upon the development of the anticipated shortage in landfill capacity in Southern California over the next several years. However, there is no assurance that the Company is currently able or will be able to compete effectively with anticipated landfill space and pricing competition or that other forms of competition will not result.

EMPLOYEES

  As of March 17, 1997, Kaiser had 24 full-time and 3 part-time employees. In addition, as of March 17, 1997, MRC, the Company's subsidiary, had 6 full-time employees.


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

  In and around the Eagle Mountain area the Company has various possessory mining claims on 9,550 acres and holds 1,800 acres in fee simple. In addition, the Company and BLM are working toward a land exchange. See "Part I, Item 1. Business" with respect to the proposed land transfer between the Company and the BLM.

  The Company owns six deep water wells, of which two are currently being used, and two booster pump stations that serve the Eagle Mountain mine and townsite.

RAILROAD

  To transport ore from the Eagle Mountain mine to the mill site (see below), KSC constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. The Company owns in fee approximately 10% of the 52-mile railroad right-of-way. The major remaining portion of the railroad right-of-way consists of various private leases and an operating right-of-way from the BLM. As a part of its Record of Decision the BLM issued a new railroad right-of-way to the Company. However, with the decision of the BLM to reconsider its Record of Decision, the new railroad right-of-way is currently considered still pending. The railroad is included in the lease to MRC for the Landfill Project. See "Part I, Item 1. Business."

FONTANA, CALIFORNIA

  With the acquisition of approximately 534 acres by The California Speedway Corporation for the construction of TCS and related facilities, the Company now owns approximately 668 acres near Fontana, California. All of the Company's property is debt free with the exception of the West End and Valley Boulevard parcels, which total approximately 282 acres (gross). The West End and Valley Boulevard parcels are subject to an outstanding loan with an approximate principal balance of $5,300,000. Located on the Mill Site Property is extensive infrastructure; including, water and sewage treatment facilities, and several old single-story office, storage and industrial buildings. However, all the buildings previously on the Central Mill Site Property have been demolished as part of the development of TCS. The Company has historically had a number of short-term lease arrangements with unaffiliated entities for portions of this property.

  There is one active deep water well on the property, with capacity significantly in excess of the current water needs for the property. Another deep water well formerly owned by the Company is located on the property acquired by The California Speedway Corporation, although it was taken out of service due to the development of TCS. The Company's water well is now currently used only for irrigation purposes and a third party provides water to users of the Mill Site Property. See "Part I, Item 1. Business." The Company originally had adjudicated water rights to extract 2,930 acre-feet of water per year for use on the property. However, the Company as part of the transaction with PMI and the Company's agreement to sell a portion of these water rights to an adjoining landowner, in connection with the settlement of certain disputes and litigations with such company, the Company owns the following water rights associated with the Mill Site Property: (i) 525 annual acre feet; (ii) 475 annual acre feet as tenants in common with The California Speedway Corporation which has the right of first use; and (iii) 630 acre feet in common with CSI, with CSI having the first right of use, with payment to the Company, through June 30, 2004 and the Company having the first right of use thereafter. See "Item 3. Legal Proceedings." In addition, the Company currently has rights to approximately 5,000 acre-feet of water in storage, effective as of December, 1996. Pursuant to a settlement agreement reached with the California Regional Water Quality Control Board in 1993, the Company is obligated to contribute 1,000 acre feet of water per year for 25 years for the purposes of a regional de-salter project. In 1995, the Company contributed 18,000 acre feet of water in storage which satisfies the Company's obligation under the settlement agreement for the next 18 years. See "Item 3. Legal Proceedings."

  Further, the DTSC has determined that limited portions of the property require environmental remediation. The Company is working with the DTSC to remediate the impacted areas. As discussed in "Item 1. Business - Mill Site Environmental Matters," the Company undertook significant remediation activities in 1996. As a result of the Company's experience in remediating the limited portion of the motorsports complex requiring remediation, the Company is evaluating other alternatives for the remediation of the remaining impacted areas of its property. See "Item 1. Business."

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

OTHER REAL ESTATE PROPERTIES

  The Company owns numerous small land parcels and iron ore deposits in the high desert area of Southern California and in Huerfano and Archuleta Counties in Colorado, including the Silver Lake Mine west of Baker, California and 190 acres near Afton Canyon, California.

FONTANA UNION WATER COMPANY

  The Company, through a wholly owned subsidiary, owns 7,632.63 shares or approximately 51% of the outstanding stock of Fontana Union, a California mutual water company. These shares entitle the Company (or its lessee) to receive, at cost, its proportionate share of Fontana Union's water. Fontana Union owns surface and groundwater rights in the Fontana, California area with annual average production of approximately 38,000 acre-feet (including currently approximately 4,000 acre feet relating to the annual Chino Basin agricultural pool transfer). The Company's shares of Fontana Union stock are currently leased to the Cucamonga. The Fontana Union shares and the lease of such shares to Cucamonga are currently pledged as collateral for the Company's $30,000,000 revolving-to-term credit facility. See "Item 1. Business - Water Resources." The Company is currently in a rate dispute with Cucamonga. See "Item 3. Legal Proceedings."

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

LITIGATION

  Eagle Mountain EIR Litigation. This litigation involved three separate legal challenges to the EIR for the Landfill Project certified by the Riverside County Board of Supervisors in October, 1992. These cases were heard in the San Diego Superior Court. The Court's decisions required MRC to prepare a new EIR, which has been completed but has not yet been certified. The litigation is still considered technically outstanding as the San Diego Superior Court retains jurisdiction to determine if the new EIR complies with its rulings. MRC and the Company initially appealed the Court's decisions, but withdrew such appeals to focus its efforts on re-permitting the Landfill Project. One of the plaintiffs appealed and later withdrew its appeal of the denial of its request for the award of attorneys fees. Another one of the plaintiffs, National Parks and Conservation Association, appealed the trial court's conclusion that the discussion of MRF's in the EIR was adequate and that the Development Agreement was valid. On February 16, 1996, the California Court of Appeals (Case No. D022183 - Superior Court No. 662907) announced its decision upholding the trial court's rulings on these matters, thus resolving these issues in MRC's favor.

  Warburton Litigation. The Company and KSC were named as cross-defendants in certain litigation in the U.S. Federal District Court for the District of Northern California (Case No. C-93-1114 CW) commenced by IMACC Corporation ("IMACC") against Dorothy Warburton ("Warburton") and others seeking a determination of liability, contribution and indemnification for the costs of environmental remediation for two sites that had been used at one time by IMACC in conjunction with its barrel reconditioning business. Warburton is the owner of the sites in question. At one time, KSC, through a wholly owned subsidiary, owned the business now operated by IMACC. Certain other Warburton family defendants are claiming that they should be indemnified by KSC's subsidiary or by the Company for actions they took while officers of the KSC subsidiary. A tentative settlement was reached in the litigation with respect to the environmental claims which is subject to appropriate documentation. If the environmental portion of the litigation is settled in accordance with the tentative terms of settlement, the Company's cash contribution to the settlement will be immaterial. While there was a tentative settlement of the environmental matters, a trial was held in November, 1996, relating to the indemnity claims and related matters. The Court had previously ruled that either the Company or KSC was the alter ego of KSC's subsidiary, Myers Drum Company. The Company is currently awaiting a decision of the Court. The Company through its bankruptcy and reorganization has already settled any liability it may have had with IMACC and state environmental regulators for the applicable sites. In addition, under a previous agreement with IMACC, IMACC is to defend, indemnify and hold the Company harmless from any such liability. IMACC has been defending this lawsuit on behalf of the Company. The Company asserted various defenses in the litigation. In addition, the Company believes it has full indemnification coverage from IMACC, therefore, no provision for any potential loss has been made in the accompanying financial statements.

  Johnson Machinery Litigation. The Company and others were served with a lawsuit in November, 1996 commenced by Johnson Machinery, Inc., in which it is alleged that the Company is liable for the theft of equipment with a value in excess of $1 million from a warehouse on the West End Property. (San Bernardino County Superior Court: Case No. RCV 23757). The alleged basis of the lawsuit is that the Company provides security at the Mill Site Property through one guard gate and a roving patrol resulting in a breach of contract and negligence by the Company by allowing the theft to occur. The original complaint was dismissed by the Court, but a subsequent complaint was filed in February, 1997. The Company believes it has numerous defenses to this litigation and it does not appear that the Company has any significant exposure to liability that is not covered by insurance.

  Asbestos Suits. The Company along with KSC are currently named in approximately a dozen active asbestos lawsuits. The Company and KSC have been previously named in other asbestos suits but for various reasons those suits are not currently being pursued. Most of the plaintiffs alleged that they worked in ship yards in the Oakland/San Francisco, California area in the 1940's and that KSC was in some manner associated with one or more shipyards or has successor liability from another "Kaiser" entity. Most of these lawsuits are third party premises claims and involve multiple defendants claiming injury resulting from exposure to asbestos. The Company anticipates that it will be named as a defendant in additional asbestos lawsuits. All of the complaints are non-specific. As such it is not practical at this time to determine the true nature and extent of the claims against the Company and KSC. To date, several, but not all, of the plaintiffs have agreed that they will not personally pursue the Company, but they have been granted the right to pursue the Company's insurance coverage, to the extent there is coverage. The Company currently believes that it does have insurance coverage for at least a portion of the claims and has tendered these suits for defense. The Company also currently believes that it has various defenses to these claims, including the discharge granted to it in connection with KSC's bankruptcy reorganization. The KSC bankruptcy estate, through KSC Recovery has been incurring defense costs which should in large part be reimbursed by insurance. However, this is an evolving area of the law and the factual discovery with respect to many of these lawsuits has not been completed.

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

  The Company and the City reached a settlement concerning the matter before the U.S. Bankruptcy Court which was approved by the U.S. Bankruptcy Court in October. Under the terms of the settlement, the Company has agreed to waive its bankruptcy-related defenses to the City's prosecution of claims for groundwater contamination caused by mercury or other priority pollutants. In return, the City agreed to dismiss the California litigation as to all claims related to total dissolved solids, total dissolved carbons and sulfates, and to be bound by the 1993 Settlement Agreement between Kaiser and the California Regional Water Quality Control Board. The City has not yet filed an amended complaint. The Company currently believes it has numerous defenses in the litigation.

BANKRUPTCY CLAIMS

  The Company's predecessor, KSC, was in reorganization under Chapter 11 of the United States Bankruptcy Code from February 1987 until November, 1988. Pursuant to the KSC Plan of Reorganization (the "KSC Plan"), the Company established a subsidiary, KSC Recovery, which was engaged in the process of pursuing certain legal actions on behalf of the former creditors of KSC and handling the remaining administrative duties of the KSC bankruptcy estate, including claims resolution. All litigation and bankruptcy administration costs are borne by KSC Recovery, which maintains a cash reserve from previous litigation and other recoveries to fund anticipated ongoing litigation and administration costs. All major remaining claims in the bankruptcy estate were settled in 1995, with completion of one major settlement occurring in 1996. Resolution of these claims allowed for a distribution of cash and stock to most of the unsecured creditors of the KSC bankruptcy estate in the second quarter of 1996.
Consistent with KSC Recovery's role solely as an agent of the former KSC creditors, the Company's consolidated statements of operations and cash flows do not reflect any of KSC

Recovery's activities. Because of the minimum activities of the KSC bankruptcy estate, the Bankruptcy Court terminated its supervision over the estate in October, 1996.

  From time-to-time, various other environmental and similar types of claims, such as the asbestos litigation mentioned above, that relate to KSC pre-bankruptcy activities are asserted against KSC Recovery and the Company. In connection with the KSC Plan, the Company, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the KSC Plan, except as otherwise provided by the KSC Plan and by law. Although the Company believes that in general all pre-petition claims were discharged under the KSC Plan, in the event any of these claims or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock commenced trading on the NASDAQ National Market System in the fourth quarter of 1990 under the symbol "KSRI." In June, 1993, Kaiser changed its name to Kaiser Resources Inc. and symbol to "KRSC." Most recently, the Company changed its name, in June, 1995, to Kaiser Ventures Inc., but its trading symbol remained the same. The following table sets forth the range of the high and low reported bid price of the Company's Common Stock for the periods indicated, as reported on the NASDAQ National Market System.


                      LOW       HIGH
                     ------    ------

1996:
Fourth quarter.....  $ 8.25    $10.00
Third quarter......  $ 8.75    $ 9.50
Second quarter.....  $ 9.38    $12.75
First quarter......  $11.00    $13.13

1995:
Fourth quarter.....  $ 9.13    $13.00
Third quarter......  $ 6.38    $ 9.00
Second quarter.....  $ 6.25    $ 8.00
First quarter......  $ 5.25    $ 7.75


  As of March 17, 1997, there were 2,381 holders of record of the Company's Common Stock.

  As of March 17, 1997, the Company held 136,919 shares that are deemed outstanding but reserved for issuance to the former general unsecured creditors of KSC pursuant to the KSC Plan.

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


SELECTED STATEMENT OF INCOME DATA
FOR THE YEARS ENDED DECEMBER 31:               1996           1995           1994            1993            1992
                                           ------------   ------------   ------------    ------------   ------------

Total revenues...........................  $ 15,414,000   $ 11,108,000   $ 12,471,000    $ 10,591,000   $  9,944,000

Costs and expenses.......................     7,149,000      7,993,000      8,593,000       8,144,000      7,789,000
                                           ------------   ------------   ------------    ------------   ------------

Income from operations...................     8,265,000      3,115,000      3,878,000       2,447,000      2,155,000

Net interest expense (income)............       819,000        665,000       (155,000)       (466,000)      (341,000)
                                           ------------   ------------   ------------    ------------   ------------

Income before income tax provision
 and extraordinary loss..................     7,446,000      2,450,000      4,033,000       2,913,000      2,496,000

Taxes currently payable..................        92,000            ---        125,000          50,000            ---
Deferred tax expense.....................       840,000        721,000            ---             ---            ---
Deferred tax expense credited to equity..     3,945,000        335,000      1,621,000       1,171,000      1,027,000
                                           ------------   ------------   ------------    ------------   ------------

Income before extraordinary loss.........     2,569,000      1,394,000      2,287,000       1,692,000      1,469,000

Extraordinary loss (net of taxes)........           ---            ---      2,233,000             ---            ---
                                           ------------   ------------   ------------    ------------   ------------

Net income...............................  $  2,569,000   $  1,394,000   $     54,000    $  1,692,000   $  1,469,000
                                           ============   ============   ============    ============   ============

Earnings per share
 Before extraordinary loss...............  $        .24   $        .13   $        .21    $        .16   $        .14
 After extraordinary loss................  $        .24   $        .13   $        .01    $              $        .14

Weighted average number of
shares outstanding.......................    10,716,032     10,671,665     10,671,154      10,604,122     10,176,367


SELECTED BALANCE SHEET DATA
AS OF DECEMBER 31:                             1996           1995           1994            1993          1992
                                           ------------   ------------   ------------    ------------   ------------

Cash, cash equivalents and
 short-term investments..................  $  8,482,000   $ 10,937,000   $  6,829,000    $ 15,922,000   $  8,110,000
Working capital..........................    (1,240,000)     2,821,000     (3,567,000)     11,420,000      9,280,000
Total assets.............................   134,067,000    126,803,000    114,350,000     109,014,000    100,881,000
Long-term debt...........................     8,102,000      5,342,000      5,700,000             ---            ---
Long-term environmental
 remediation reserves....................    26,466,000     32,176,000     28,439,000      34,537,000     40,325,000
Stockholders' equity.....................    81,448,000     68,697,000     66,802,000      66,664,000     57,751,000


(1) The deferred tax expense credited to equity represents taxes that are recorded by the Company for financial reporting purposes, but are not payable due to the Company's utilization of Net Operating Loss ("NOL") benefits from losses arising prior to and through the KSC bankruptcy. Although the amount of this benefit is not included in net income, stockholders' equity is increased in an amount equal to the NOL tax benefit reported. NOL carryforwards at December 31, 1996, were approximately $107,000,000 and $11,000,000, for federal and California income tax purposes, respectively.

                     KAISER VENTURES INC. AND SUBSIDIARIES


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SECTION 1:  OPERATING RESULTS

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an emerging asset development company pursuing project opportunities and investments in activities related to water resources, motorsports, property redevelopment and solid waste management. The Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 12.29% interest in Penske Motorsports, Inc. ("PMI"), a publicly-traded professional motorsports company that has developed the California Speedway ("TCS") on land acquired from the Company; (iii) approximately a 73% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) approximately 668 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); and (v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the development of a transfer station and materials recovery facility ("Mill Site MRF") and the redevelopment of industrial and commercial parcels of land near TCS and the Mill Site MRF.

PRIMARY REVENUE SOURCES

ONGOING OPERATIONS

  The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga County Water District ("Cucamonga"). Property redevelopment revenues primarily reflect revenues from long-term redevelopment activities at the Mill Site property; housing rental income, aggregate rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Joint venture revenues reflect Kaiser's share of income related to those equity investments (primarily PMI) and joint ventures which the Company accounts for under the equity method. Prior to 1995, waste management revenues reflected the minimum lease payments under MRC's 100-year lease in connection with the Landfill Project.

INTERIM ACTIVITIES

  Revenues from interim activities are generated from various sources primarily related to the Mill Site Property. Significant components of interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, water and wastewater treatment service revenues, revenues from the sale of recyclable materials and other miscellaneous short-term activities.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES


recent developments regarding its long-term ongoing and interim revenue sources. See "Part I, Item 1. Business" for a discussion of recent material events affecting the Company's revenue sources.

  In addition, due to the concentration of motorsport racing events between April and September, PMI's operations have been, and will continue to be, highly seasonal. Except for one event week-end in October, 1997 at TCS, PMI has no current plans to host events in the first and fourth quarters at its existing facilities. As a result, the Company's reported share of undistributed equity in the earnings of PMI will likely be positive (income) in the second and third quarters and negative (loss) in the first and fourth quarters.

RESULTS OF OPERATIONS

ANALYSIS OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

  An analysis of the significant components of the Company's resource revenues for the years ended December 31, 1996 and 1995 follows:

                                                      YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                               1996            1995        % INC. (DEC)
                                            -----------     -----------    -----------
ONGOING OPERATIONS
   Water resource.......................    $ 4,505,000     $ 4,974,000             (9%)
   Property redevelopment...............      1,120,000         998,000             12%
   Joint venture........................      1,539,000         162,000            850%
   Mill Site land sale..................      6,371,000             ---            ---
                                            -----------     -----------           ----

       TOTAL ONGOING OPERATIONS.........     13,535,000       6,134,000            121%
                                            -----------     -----------           ----

INTERIM ACTIVITIES
   Lease, service and other.............      1,879,000       2,774,000            (32%)
   Asset sales..........................            ---       2,200,000           (100%)
                                            -----------     -----------           ----

       TOTAL INTERIM ACTIVITIES.........      1,879,000       4,974,000            (62%)
                                            -----------     -----------           ----

       TOTAL RESOURCE REVENUES..........    $15,414,000     $11,108,000             39%
                                            ===========     ===========           ====

REVENUES AS A PERCENTAGE OF TOTAL
 RESOURCE REVENUES:
   Ongoing operations...................             88%             55%
   Interim activities...................             12%             45%
                                            -----------     -----------

       TOTAL RESOURCE REVENUES..........            100%            100%
                                            ===========     ===========

  Resource Revenues. Total resource revenues for 1996 were $15,414,000, compared to $11,108,000 for 1995. Revenues from ongoing operations increased 121% during the year to $13,535,000 from $6,134,000 in 1995, while revenues from interim activities declined 62% to $1,879,000 from $4,974,000 in 1995. Revenues from ongoing operations as a percentage of total revenues increased to 88% in 1996 from 55% in 1995; however, excluding both the Mill Site land sale in 1996 and the gain on sale of water rights to CSI in 1995, ongoing operations represented 79% and 69% of total revenues in 1996 and 1995, respectively.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $4,505,000 during 1996 compared to $4,974,000 for 1995. The 9% decrease in water revenues during the year reflects: (a) a reduction affecting all parties under the Colton/Rialto Basin judgment, in the amount of water that Cucamonga (through Fontana Union) can draw from the

                     KAISER VENTURES INC. AND SUBSIDIARIES


Colton/Rialto Basin due to low water levels ($269,000); and (b) a likely non-recurring reduction in the Chino Basin agricultural pool transfer relating to increased agricultural usage and the overstatement of estimates in prior years ($201,000). As previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts actually received from Cucamonga. The total amount of lease payments in dispute as of December 31, 1996 is approximately $748,000. In addition, MWD has stated that it may further refine its rate structure in the near future.

  Property redevelopment revenues were $1,120,000 for 1996 compared to $998,000 for 1995. The 12% increase from 1995 is primarily as a result of higher iron ore sales from one of the Company's California mines which more than offset reductions in tenant rental income at Eagle Mountain.

  Mill Site land sale revenues represents the sale of approximately 54.2 net acres of the Mill Site Property, known as the Speedway Business Park, to PMI for $5.0 million in cash and approximately $8.35 million, or 254,298 shares, of PMI common stock. The transaction closed in December 1996. As a result of the transaction, Kaiser increased its ownership of PMI to 1,627,900 shares or approximately 12.29%.

  Joint venture revenue increased to $1,539,000 for 1996 compared to $162,000 for 1995 as a result of an increase in the amount of project service fees paid by PMI ($488,000) plus the Company's 12.29% (10.56% through November 30, 1996) share of PMI's net income, net of expenses, from April 1, 1996 ($889,000). The Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996.

  Interim Activities. Revenues from interim activities for 1996 were $1,879,000 compared to $4,974,000 for 1995. As noted above, the 62% decrease in revenues from interim activities in 1996 is primarily attributable to the non-recurring $2.2 million gain on the sale of water rights to CSI recorded in 1995; lower slag and scrap revenues ($156,000); service revenues under the amended Services Agreement with CSI ($185,000) and lower miscellaneous revenues ($347,000). It is anticipated that in 1997, these revenues will continue to decline due to the continuing redevelopment of the Mill Site Property.

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for 1996 declined to $3,312,000 from $3,792,000 in 1995. Operations and maintenance costs for 1996 were $1,092,000 compared to $1,496,000 for 1995. The 27%
decrease in 1996 operations and maintenance costs was primarily due to lower expenses associated with the reduced levels of services being provided to CSI and lower property taxes associated with the portion of the Mill Site Property that was contributed to PMI for the development of the TCS. Administrative support expenses for 1996 decreased 3% to $2,220,000 from $2,296,000 for 1995. The decrease was primarily due to lower outside professional costs and lower depreciation expense.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for 1996 decreased 9% to $3,837,000 from $4,201,000 for 1995. The decrease was due primarily due to savings realized as a result of the departure of the Company's prior President & CEO at the end of 1995, and the subsequent management realignment.

  Net Interest Expense (Income). Net interest expense for 1996 was $819,000 compared to $665,000 in 1995. The increase was due primarily to the accelerated amortization of deferred loan fees associated with

                     KAISER VENTURES INC. AND SUBSIDIARIES


the Union Bank credit facility being offset by the capitalization of interest expense associated with the development of certain parcels of the Mill Site Property and higher interest income.

  Income and Income Tax Provision. The Company recorded income before income tax provision of $7,446,000 for 1996, a 204% increase from the $2,450,000 recorded in 1995. A provision for income taxes of $4,877,000 was recorded in 1996 as compared with $1,056,000 in 1995. Over 90% of the tax provisions for 1996 and 1995 are not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOL's"). Consequently, pretax income is an important indicator of the Company's performance.

  Net Income. For 1996, the Company reported net income after extraordinary items of $2,569,000, or $.24 per share, a 84% increase from the $1,394,000, or $.13 per share, reported for 1995.

ANALYSIS OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

  An analysis of the significant components of the Company's resource revenues for the years ended December 31, 1995 and 1994 follows:


                                                      YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                               1995            1994        % INC. (DEC)
                                            -----------     -----------    -----------
ONGOING OPERATIONS
   Water resource.......................    $ 4,974,000     $ 4,820,000              3%
   Property redevelopment...............        998,000       1,052,000             (5%)
   Joint venture........................        162,000             ---            ---
   Waste management.....................            ---       2,400,000           (100%)
                                            -----------     -----------           ----

       TOTAL ONGOING OPERATIONS.........      6,134,000       8,272,000            (26%)
                                            -----------     -----------           ----

INTERIM ACTIVITIES
   Lease, service and other.............      2,774,000       4,199,000            (34%)
   Asset sales..........................      2,200,000             ---            ---
                                            -----------     -----------           ----

       TOTAL INTERIM ACTIVITIES.........      4,974,000       4,199,000             18%
                                            -----------     -----------           ----

       TOTAL RESOURCE REVENUES..........    $11,108,000     $12,471,000            (11%)
                                            ===========     ===========           ====

REVENUES AS A PERCENTAGE OF TOTAL
 RESOURCE REVENUES:
   Ongoing operations...................             55%             66%
   Interim activities...................             45%             34%
                                            -----------     -----------

       TOTAL RESOURCE REVENUES..........            100%            100%
                                            ===========     ===========

  Resource Revenues. Total resource revenues for 1995 were $11,108,000, compared to $12,471,000 for 1994. Revenues from ongoing operations declined 26% during the year to $6,134,000 from $8,272,000 in 1994, while revenues from interim activities increased 18% to $4,974,000 from $4,199,000 in 1994.
Revenues from ongoing operations as a percentage of total revenues decreased to 55% in 1995 from 66% in 1994; however, excluding the non-recurring gain on the sale of water rights to CSI, ongoing operations represented 69% of total revenues.

  Ongoing Operations. Water lease revenues under the Company's lease with Cucamonga were $4,974,000 during 1995 compared to $4,820,000 for 1994. The 3% increase in water revenues during the year reflects the July, 1995, 5.1% increase in water rates of The Metropolitan Water District of Southern California ("MWD") offset by a small decline, from 56.11% in 1994 to 55.53% in 1995, in the Company's

                     KAISER VENTURES INC. AND SUBSIDIARIES


effective interest in Fontana Union. The total amount of lease payments in dispute as of December 31, 1995 was approximately $80,000.

  Property redevelopment revenues were $998,000 for 1995 compared to $1,052,000 for 1994. The 5% reduction from 1994 primarily represents lower aggregate and rocks sale revenues at Eagle Mountain.

  Joint venture revenue increased to $162,000 as a result of the initial project service fees paid by PMI.

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

  Interim Activities. Revenues from interim activities for 1995 were $4,974,000 compared to $4,199,000 for 1994. As noted above, the 18% increase in revenues from interim activities in 1995 is primarily attributable to the $2.2 million gain on the sale of water rights to CSI being partially offset by lower levels of service revenues under the amended Services Agreement with CSI ($1,457,000) and lower miscellaneous revenues ($276,000).

  Resource Operating Costs. As is noted above, resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for 1995 declined to $3,792,000 from $5,163,000 in 1994. Operations and maintenance costs for 1995 were $1,496,000 compared to $1,970,000 for 1994. The 24% decrease in 1995 operations and maintenance costs was primarily due to lower expenses associated with the reduced levels of services being provided to CSI and lower property taxes at the Mill Site Property. Administrative support expenses for 1995 decreased 28% to $2,296,000 from $3,193,000 for 1994. The decrease was primarily due to non-recurring environmental cleanup costs in 1994 relating to two Mill Site tenants that went out of business and lower legal expenses.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for 1995 increased 22% to $4,201,000 from $3,430,000 for 1994. The increase was due primarily to expenses related to the departure of the Company's President and CEO and the resulting management realignment.

  Net Interest Expense (Income). Net interest expense for 1995 was $665,000, compared with net interest income of $155,000 in 1994. The fluctuation was due primarily to lower average cash balances on hand during 1995 and interest expense on the $6.0 million note issued as part of the purchase of properties from the Lusk Joint Ventures in July, 1994.

  Income and Income Tax Provision. The Company recorded income before income tax provision of $2,450,000 for 1995, a 39% decrease from the $4,033,000 recorded in 1994. A provision for income taxes of $1,056,000 was recorded in 1995 as compared with $1,746,000 in 1994. Over 90% of the tax provisions for 1995 and 1994 are not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOL's").

  Income Before Extraordinary Loss. For 1995, the Company reported income before extraordinary loss of $1,394,000, or $.13 per share, a decrease of 39% from the $2,287,000, or $.21 per share, reported for 1994.

  UMWA Extraordinary Loss (Net of Taxes). As previously disclosed, the Company, together with Kaiser Coal and the KSC bankruptcy estate "(KSC Recovery"), settled all outstanding claims with the

                     KAISER VENTURES INC. AND SUBSIDIARIES


UMWA Combined Benefit Fund and 1992 Benefit Trust in 1994. The Company's share of the settlement was $3,788,000. As a result, for 1994 the Company recorded an extraordinary loss (net of taxes) of $2,233,000.

  Net Income. For 1995, the Company reported net income after extraordinary items of $1,394,000, or $.13 per share, a 25 fold increase from the $54,000, or $.01 per share, reported for 1994.

COMPREHENSIVE INCOME

  The Financial Accounting Standards Board ("FASB") proposed, in 1996, a new accounting statement concerning the reporting of comprehensive income. Comprehensive income is defined as the aggregate of all changes in shareholder's equity that occurred during the reporting periods other than changes resulting from equity investments by or dividends and distributions to shareholders. The purpose of the FASB proposal, which has not been adopted by the FASB and is, therefore, not considered a generally accepted accounting principle, is to highlight and disclose all transactions that impact shareholders equity regardless of whether or not they flow through the consolidated income statement. Comprehensive income, which should not be used as a replacement for net income, is a very meaningful performance measure for Kaiser because of the amount of deferred tax expense credited directly to equity caused by the Company's NOL carryforwards and because of the impact of other transactions such as the increase in equity due to the 1996 PMI public offering. Comprehensive income and comprehensive income per share for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                              1996           1995        1994
                                           -----------    ----------    -------

Net Income ............................... $ 2,569,000    $1,394,000    $54,000
Deferred tax expense credited to equity...   3,945,000       335,000     38,000
Increase in investment in Penske
 Motorsports, Inc.........................   6,116,000           ---        ---
                                           -----------    ----------    -------

Comprehensive income......................  12,630,000     1,729,000     92,000
                                           ===========    ==========    =======

Comprehensive income per share............ $      1.18    $      .16    $   .01
                                           ===========    ==========    =======
Net Earning per share..................... $       .24    $      .13    $   .01
                                           ===========    ==========    =======



                         SECTION 2:  FINANCIAL POSITION

  Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $2,455,000 to $8,482,000 at December 31, 1996 from $10,937,000 at December 31, 1995. Included in cash and cash equivalents is $1,766,000 and $2,309,000 held solely for the benefit of MRC at December 31, 1996 and 1995, respectively. The decrease in cash and cash equivalents is due primarily to the $9,273,000 in capital expenditures and $6,595,000 in environmental remediation, incurred in 1996 being offset by: (a) $5.0 million in cash from the sale of the Speedway Business Park Property to PMI; (b) net cash proceeds of approximately $3,400,000 from the 1995 CSI and environmental insurance settlements; and (c) $3,000,000 of new borrowings under the Union Bank credit facility.

  Working Capital. During 1996, current assets decreased $8,811,000 to $11,818,000 while current liabilities decreased $4,750,000 to $13,058,000. The decrease in current assets resulted primarily from the $2,455,000 decrease in cash and cash equivalents, discussed above, plus a $6,356,000 decline in accounts receivable due primarily to the receipt of over $6,000,000 in gross proceeds from the CSI and environmental insurance settlements. The decrease in current liabilities resulted primarily from payments under terms of the CSI Settlement Agreement, and attorney fees arising from the Company's environmental insurance litigation settlement. Current liabilities at December 31, 1996, and 1995 include $1,616,000 and

                     KAISER VENTURES INC. AND SUBSIDIARIES


$1,608,000, respectively, in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during 1996 by $4,0612,000 to a negative $1,240,000 at December 31, 1996.

  Real Estate. Real Estate decreased $3.2 million during 1996 primarily because of the sale of Speedway Business Park to PMI in December being partially offset by the development expenditures incurred during 1996.

  Investments. The increase in investment in PMI is primarily related to the increase in the equity investment in PMI as a result of PMI's initial public offering in March 1996 ($6,513,000); the Company's recording of its share of equity in PMI's undistributed earnings subsequent to the public offering in March ($889,000), and the sale of Speedway Business Park to PMI for cash and $8,352,000 in common stock in PMI in December, 1996. As a result of the initial public offering, the Company increased its recorded investment in PMI, by approximately $6.5 million, to reflect its diluted share of the increase in shareholders equity of PMI that was generated by the public offering. The Company also recorded corresponding increases in deferred income taxes and stockholders equity of approximately $400,000 and $6.1 million, respectively.

  Other Assets. The increase in other assets is primarily related to approximately $4.0 million of capitalized landfill permitting and development costs for MRC being partially offset by the amortization of deferred loan fees relating to the Union Bank Credit Facility.

  Environmental Remediation. As is discussed extensively in Part I, "Property Redevelopment, Mill Site Environmental", the Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $20 million and $32 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected. In order to provide better information regarding these future remediation and other environmental costs, the Company has elected to restate its balance sheets to show as a separate liability rather than, as previously, an offset to land, the amount of future environmental related costs reflected in its financial statements. The restatement reflects the original $34.7 million remediation adjustment to land; the $6.6 million groundwater remediation reserve recorded in 1988 when the Company emerged from bankruptcy as the reorganized successor of KSC; and the net $12.5 million in environmental insurance litigation settlement proceeds received in 1995 being offset by approximately $21.6 million in remediation and other environmental costs expended through December 31, 1996. The Company's decision to restate its balance sheet is based upon, among other things, the more extensive investigation and remediation activities that have been pursued over the past two years and the Company's ability to better estimate the probable range of future remediation and other environmental costs.

  As of December 31, 1996, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet was approximately $32.2 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $39.4 million as of December 31, 1995. The decrease is a result, primarily, of the $7.2 million in remediation and other environmental costs incurred in 1996 on the Mill Site property.

  Although ongoing environmental investigations are being conducted on the Mill Site Property and management believes it is currently in a position to estimate with some reasonable certainty future investigation and remediation costs, there can be no assurance that the actual amount of environmental remediation expenditures to be incurred will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified. Accordingly, future facts and circumstances could cause these estimates to change significantly.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Long-term Debt. As of December 31, 1996, the Company had $8,102,000 in long-term debt comprised of $5,102,000 of debt issued as part of the purchase of properties from the Lusk Joint Ventures in July 1994 and $3.0 million borrowed under the $20,000,000 revolving-to-term credit facility with Union Bank.

  Long-term Liabilities. The increase in other long-term liabilities is primarily due to $1,237,000 in other additional deferred tax liabilities recorded during 1996.

  Minority Interest and Other Liabilities. As of December 31, 1996, the Company has recorded $1,618,000 of minority interest relating to MRC in which the Company had approximately a 73% equity interest.

  Contingent Liabilities. The Company has contingent liabilities more fully described in the notes to the financial statements.

                          SECTION 3:  BUSINESS OUTLOOK

  The statements contained in this Business Outlook are based upon current expectations. In addition to the forward-looking statements and information contained elsewhere in this 10-K Report, these statements are forward-looking and, therefore, actual results may differ materially.

  On-Going Operations. As noted above, the Company's revenues from ongoing operations are generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year take-or-pay lease with Cucamonga and the 12.29% equity ownership in PMI, are essentially complete and the Company is recognizing significant revenues and income from these investments. The Company expects revenues from these projects and investments to increase moderately over time as certain key economic factors impacting these projects and investments increase.

  In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (the "Lease Rate") upon which the lease payments are calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of over 9.0% per year during the past 35 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at less than 5.0% per year for the next 3-5 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. A ruling in favor of the Company would result in the receipt of all or a portion of the $748,000 of lease payments in dispute as of December 31, 1996, which the Company has fully reserved.

  In regard to the Company's 12.29% investment in PMI, the most significant factors affecting the Company's future joint venture income from PMI will be the increased revenues and net income generated by PMI from the expansion of its professional motorsports operations. Critical to this expansion is the successful startup of the TCS that is on land acquired from the Company. Construction of TCS is virtually completed and it will hold its first major races, the International Race of Champions and a NASCAR Winston West Series race on June 21, 1997, followed by the "NAPA 500" NASCAR Winston Cup race, on June 22, 1997. Three other major events,

                     KAISER VENTURES INC. AND SUBSIDIARIES


the "Marlboro 500" CART PPG World Series Event on September 28, 1997 and a NASCAR Busch Series race on October 17, 1997, and a Sears Craftsman Truck Series on October 18, 1997, are also scheduled. The success of these events, coupled with the results of the other ten major racing events schedule for PMI's MIS and Nazareth speedways and PMI's other motorsports related operations, will determine the amount of income from equity method investments the Company reports in the future.

  The Company is also spending a significant amount of capital in the continued development of its two other major project and investment opportunities: the redevelopment of the remaining approximately 668 acres (gross) of the Company's Mill Site Property and the re-permitting of the Eagle Mountain Landfill by MRC, the Company's 73% owned subsidiary. If it is successful in completing the development of these two projects as planned, the Company expects to generate significant future revenues and net income from them. However, as is noted elsewhere in this Report, there are also numerous risks associated with completing the re-permitting of the Eagle Mountain Landfill and the redevelopment of the remaining Mill Site Property that could materially impact the Company's future revenues and net income from these projects.

  In regard to the redevelopment of the remaining approximately 668 acres (gross) of the Mill Site Property, the Company is currently undertaking efforts to obtain the entitlement and permits necessary to develop the remaining 668 acres for a variety of possible commercial, industrial and recreational uses. These efforts, which will continue throughout 1997 and into 1998, include the approval of possible changes that would alter and improve the existing access to portions of the Mill Site Property. In support of these efforts, the Company expects to spend, in 1997, up to approximately $7.0 million for required environmental remediation and approximately $3.5 million for real estate entitlement and improvement expenditures. The $7.0 million to be spent in 1997 for required environmental remediation is a component of the $20-32 million estimate to complete all remaining required remediation for the Mill Site Property. In addition, substantial capital expenditures beyond the $3.5 million projected for 1997 will be required to complete the necessary on-site and off-site improvements for the redevelopment of remaining Mill Site property.

  In regard to the Eagle Mountain Landfill, MRC continues to pursue the activities necessary to re-permit the Landfill Project. The final EIR/EIS has been completed and released and is being reviewed by the Riverside County Planning Commission. Once the Planning Commission completes its review, it will forward the EIR/EIS with its recommendations to the Riverside County Board of Supervisors. The Company expects that the Supervisors will act on the Landfill Project during the middle of 1997; however, there are a number of issues and actions that could delay such action. In addition, even if the Supervisors approve the Landfill Project, the Company anticipates further litigation by the opponents to the Landfill Project in state and federal court in an effort to block the Landfill Project. The Company expects to spend approximately $3.7 million for support of MRC's landfill re-permitting efforts in 1997 and approximately an additional $1.9 million in 1998.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) amounts available under its revolving-to-term credit facility which was increased from $20,000,000 to $30,000,000 subsequent to December 31, 1996 (less $2,832,000 in reductions in the borrowing base and $5,505,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue to fund the development of its long-term projects and investments. As was discussed in more detail above, the Company expects to commit, in 1997, a total of approximately $14.2 million for capital projects and investments. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, partnerships, joint venture arrangements, additional equity or the sales or monetization of assets.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at December 31, 1996, are estimated to be approximately $107,000,000 for federal purposes and $11,000,000 for California purposes. The federal NOLs expire in varying amounts over a period from year 2000 to 2010 while the California NOLs expire in year 1997 and 2000.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


      Not Applicable.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this item is incorporated by reference from the Executive Compensation Section of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement"), a definitive copy of which will be filed within 120 days of December 31, 1996.


ITEM 11.  EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference from the Executive Compensation Section of the 1997 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  Information required by this item is incorporated by reference from the Security Ownership of Principal Shareholders and Management Section of the 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is incorporated by reference from the 1997 Proxy Statement.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) The following financial statements and financial schedules are filed as a part of this report:


    (1)       Financial Statements                                         Page
              --------------------                                         ----

              Report of Independent Auditors............................... 54

              Consolidated Balance Sheets.................................. 55

              Consolidated Statements of Income............................ 57

              Consolidated Statements of Cash Flows........................ 58

              Consolidated Statements of Changes in Stockholders' Equity... 59

              Notes to Consolidated Financial Statements................... 60


    (2)       Financial Statement Schedules
              -----------------------------

              II     Valuation and Qualifying Accounts and Reserves........ 76


  All other schedules are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.


(b)  Reports on Form 8-K.


  The following reports on Form 8-K have been filed during the last quarter of the period covered by this Form 10-K Report to the date of this report.

  None

(c)  Exhibits.  The following exhibits are filed as part of this Form 10-K:

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX


(*  INDICATES COMPENSATION PLAN, CONTRACT OR ARRANGEMENT)


      EXHIBIT
      NUMBER                         DOCUMENT DESCRIPTION
   -------------    ------------------------------------------------------------

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


                     KAISER VENTURES INC. AND SUBSIDIARIES


      EXHIBIT
      NUMBER                         DOCUMENT DESCRIPTION
   -------------    ------------------------------------------------------------

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

       10.1.4       Fourth Amendment dated effective January 1, 1996, between
                    Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation icorporated by reference from Exhibit 10.1.4 of the Company's Form 10-K Report for the year ended December 31,
                    1995.

       10.1.5       Settlement Agreement dated June 30, 1994, by and among Mine
                    Reclamation Corporation, Browning-Ferris Industries, Inc.,
                    BFI Riverside, Inc., BFI California, Inc., Kaiser Eagle
                    Mountain, Inc., and Kaiser Resources Inc., incorporated by reference by the Company's Form 10-Q Report for the period ending June 30, 1994.

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


                     KAISER VENTURES INC. AND SUBSIDIARIES


      EXHIBIT
      NUMBER                         DOCUMENT DESCRIPTION
   -------------    ------------------------------------------------------------

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

       10.4*        Employment Agreement between Kaiser Ventures Inc. and
                    Richard E. Stoddard, dated effective January 1, 1996, incorporated by reference from Exhibit 10.4 of the Company's
                    Form 10-K Report for the year ended December 31, 1995.

       10.5*        Employment Agreement between Kaiser Ventures Inc. and Gerald
                    A. Fawcett, dated effective January 1, 1996 incorporated by reference from Exhibit 10.5 of the Company's Form 10-K
                    Report for the year ended December 31, 1995.

       10.6*        Employment Agreement between Kaiser Ventures Inc. and Pamela
                    M. Catlett, dated effective June 17, 1996, incorporated by reference from Exhibit 10.1 of the Company's Form 10-Q
                    Report for quarter ended June 30, 1996.

       10.7*        Employment Agreement between Kaiser Ventures Inc. and Terry
                    L. Cook dated effective June 17, 1996, incorporated be reference from Exhibit 10.2 of the company's Form 10-Q
                    Report for quarter ended June 30, 1996.

                     KAISER VENTURES INC. AND SUBSIDIARIES


      EXHIBIT
      NUMBER                         DOCUMENT DESCRIPTION
   -------------    ------------------------------------------------------------

       10.8*        Employment Agreement between Kaiser Ventures Inc. and Lee R.
                    Redmond III, dated effective June 17, 1996 incorporated by reference from Exhibit 10.3 of the Company's Form 10-Q
                    Report for the quarter ended June 30, 1996.

       10.9*        Employment Agreement between Kaiser Ventures Inc. and James
                    F. Verhey, dated effective June 17, 1996 incorporated by reference from the Company's Form 10-Q Report for the quarter ended June 30, 1996.

       10.10        Lease Agreement between American Trading Estate Properties,
                    Landlord and Kaiser Resources Inc., Tenant, dated June 6,
                    1994, incorporated by reference from Exhibit 10.8 of the Company's Form 10-K Report for the year ended 1994.

       10.11        Environmental Agreement, State of California, Health and
                    Welfare Agency, Department of Health Services, Consent Order
                    Health and Safety Code Sections 205, 25355.1(a)(B),
                    25355.5(a)(C), dated August 22, 1988, incorporated by reference from Exhibit 10.14 of the Company's Form 10-K
                    Report for the year ended December 31, 1988.

       10.12        Environmental Agreement, California Regional Water Quality
                    Control Board, Santa Ana Region, Cleanup and Abatement Order
                    No. 87-121, dated August 26, 1987, incorporated by reference from Exhibit 10.15 of the Company's Form 10-K Report for the year ended December 31, 1988.

       10.12.1      Environmental Agreement, California Regional Water Quality
                    Control Board, Santa Ana Region, Cleanup and Abatement Order
                    No. 91-40, dated March 11, 1991, incorporated by reference from Exhibit 10.11.1 of the Company's Form S-2 (Registration
                    No. 33-56234).

       10.12.2      Settlement Agreement between Kaiser Resources Inc. and
                    California Regional Water Quality Control Board, Santa Ana
                    Region, dated October 21, 1993, incorporated by reference from Exhibit 10.11.2 of the Company's Form 10-K Report for the year ended December 31, 1993.

       10.13 Lease of Corporate shares of Fontana Union Water Company coupled with Irrevocable Proxy between Kaiser Resources Inc.
                    and Cucamonga County Water District dated July 1, 1993, incorporated by reference from Exhibit 1 to Form 10-Q dated
                    June 30, 1993.


                     KAISER VENTURES INC. AND SUBSIDIARIES


      EXHIBIT
      NUMBER                         DOCUMENT DESCRIPTION
   -------------    ------------------------------------------------------------

       10.14        Assignment from Kaiser Steel Resources, Inc. to KSC
                    Recovery, Inc., dated December 29, 1989, incorporated by reference from Exhibit 10.20 of the Company's Form 10-K
                    Report for the year ended December 31, 1989.

       10.15*       Amended, Restated and Substituted Kaiser Steel Resources,
                    Inc. 1989 Stock Plan, incorporated by reference from the Company's Proxy Statement for the Special Meeting of
                    Stockholders held on October 2, 1990.

       10.16* Kaiser Steel Resources, Inc. 1992 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.16 of the Company's Form S-2 (Registration No. 33-56234).

       10.17* Kaiser Ventures Inc. 1995 Stock Plan incorporated by reference from Exhibit 10.15 of the Company's 10-K Report for the year ended December 31, 1995.

       10.17.1*     First Amendment to Kaiser Ventures Inc. 1995 Stock Option
                    Plan incorporated by reference from Exhibit 4.1.1 of the Company's Form S-8 Registration Statement (Registration No.
                    333-17843).

       10.18 Joint Venture Agreement for Inland Empire Resource Recovery, incorporated by reference from Exhibit 10.17 of the Company's Form 10-K Report for the year ended December 31,
                    1991.

       10.19        Third Amended Plan of Reorganization of Fontana Union Water
                    Company dated September 26, 1990, incorporated by reference from Exhibit 10.18 of the Company's Form S-2 (Registration
                    No. 33-56234).

       10.20        Settlement Agreement among Fontana Union Water Company,
                    Kaiser Steel Resources, Inc., San Gabriel Valley Water
                    Company and Cucamonga County Water District dated February
                    7, 1992, incorporated by reference from Exhibit 10.19 of the Company's Form S-2 (Registration No. 33-56234).

       10.21        Mining Lease between Kaiser Steel Resources, Inc. and Levand
                    Steel and Supply Corporation/K.D. Mining and Consulting Co.
                    effective January 2, 1993, incorporated by reference from
                    Exhibit 10.20 of the Company's Form S-2 (Registration No. 33-
                    56234).

       10.22        Organization Agreement, dated November 22, 1995 by and among
                    PSH Corp., Kaiser Ventures Inc. and Penske Motorsports, Inc.
                    (f/k/a Penske Speedway Holdings Corp.), incorporated by reference from Exhibit 10.23 of the Company's 8-K Report dated November 22, 1995.


                     KAISER VENTURES INC. AND SUBSIDIARIES


      EXHIBIT
      NUMBER                         DOCUMENT DESCRIPTION
   -------------    ------------------------------------------------------------

       10.22.1      First Amendment to Organization Agreement dated March 21,
                    1996, by and among PSH Corp., Kaiser Venture Inc., and
                    Penske Motorsports, Inc. incorporated by reference from
                    Exhibit 10.20.1 of the Company's Form 10-K Report for the year ended December 31, 1995.

       10.23        Shareholders Agreement, dated November 22, 1995 by and among
                    PSH Corp., Kaiser Ventures Inc. and Penske Motorsports, Inc.
                    (f/k/a Penske Speedway Holdings Corp.) incorporated by reference from Exhibit 10.24 of the Company's 8-K Report dated November 22, 1995.

       10.23.1      First Amendment to Shareholders Agreement, dated March 21,
                    1996, between Penske Motorsports, Inc. and Kaiser Ventures
                    Inc., incorporated by reference from Exhibit 10.21.1 of the Company's Form 10-K Report for the year ended December 31,
                    1995.

       10.24        Water Rights Agreement, dated November 21, 1995 by and among
                    Kaiser Ventures Inc., Kaiser Inc. and The California
                    Speedway Corporation (successor by merger to Speedway
                    Development Corporation) incorporated by reference from
                    Exhibit 10.22 of the Company's Form 10-K Report for the year ended December 31, 1995.

       10.25 Access Agreement, dated as of November 22, 1995 by and among Kaiser Ventures Inc., Kaiser Land Development, Inc. and The
                    California Corporation incorporated by reference from
                    Exhibit 10.23 of the Company's Form 10-K Report for the year ended December 31, 1995.

       10.26 Sewer Services Agreement, dated as of November 21, 1995 between Kaiser Ventures Inc. and The California Speedway
                    Corporation (successor by merger to Speedway Development
                    Corporation) incorporated by reference from Exhibit 10.24 of the Company's Form 10-K Report for the year ended December
                    31, 1995.

       10.27 Purchase Agreement and Escrow Instructions (without exhibits) dated October 8, 1996, among Kaiser Ventures Inc.,
                    The California Speedway Corporation and Penske Motorsports,
                    Inc. incorporated by reference from Exhibit 10.1 of the Company's Form 10-Q Report for the quarter ended September
                    30, 1995.

       10.28        Conditional Demand Registration Report Agreement between
                    Penske Motorsports, Inc. and Kaiser Ventures Inc.

       10.29        Revolving Credit and Term Loan Agreement between Fontana
                    Water Resources, Inc. and Union Bank, dated September 30,
                    1994, (Excluding the exhibits), incorporated by reference from Exhibit 10.21 of the Company's Form 10-K Report for the year ended December 31, 1994.


                     KAISER VENTURES INC. AND SUBSIDIARIES


      EXHIBIT
      NUMBER                         DOCUMENT DESCRIPTION
   -------------    ------------------------------------------------------------

       10.29.1      First Amendment of Credit and Term Loan Agreement between
                    Fontana Water Resources, Inc. and Union Bank, dated January
                    30, 1997.

       10.29.2      Guaranty executed by Kaiser Resources Inc. in favor of Union
                    Bank, dated September 30, 1994, incorporated by reference from Exhibit 10.21.1 of the Company's Form 10-K Report for the year ended December 31, 1994.

       10.29.3 First Amendment to Guaranty by Kaiser Ventures Inc. in favor of Union Bank dated January 30, 1997.

       10.31        Settlement Agreement among Kaiser Resources Inc., KSC
                    Recovery, Inc., Kaiser Coal Corporation, the UMWA Combined
                    Benefit Fund and the UMWA 1992 Benefit Plan dated December
                    1, 1994, incorporated by reference from Exhibit 10.22 of the Company's 10-K Report for the year ended December 31, 1994.

       21           The Company has eight active subsidiaries. Fontana Water
                    Resources, Inc., Kaiser Eagle Mountain, Inc., Kaiser Steel
                    Corporation, Kaiser Steel Land Development, Inc., Kaiser
                    Waste Treatment, Inc., Kaiser Recycling Corporation, Kaiser
                    Reclamation, Inc., and KSC Recovery, Inc. are incorporated under the laws of the State of Delaware. Lake Tamarisk
                    Development Corporation is incorporated under the laws of the State of California. KSC Recovery, Inc.'s activities are limited to those permitted by the Second Amended Joint Plan of Reorganization as modified (Exhibit 2.1 of this Report).

       23           Consent of Ernst & Young LLP.

       24           Power of Attorney (included in the signature page).

       27           Financial Data Schedule


                     KAISER VENTURES INC. AND SUBSIDIARIES


                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Date:  March 31, 1997


                              KAISER VENTURES INC.



                              By:     /s/ Richard E. Stoddard
                              ---------------------------------------
                              Name:   Richard E. Stoddard
                              ---------------------------------------
                              Title:  Chief Executive Officer and
                              ---------------------------------------
                                      Chairman of the Board
                              ---------------------------------------



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              (Power of Attorney)

                     KAISER VENTURES INC. AND SUBSIDIARIES


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


           SIGNATURE                             TITLE                        DATE
           ---------                             -----                        ----

1. Principal Executive Officer

   /s/ Richard E. Stoddard           Chief Executive Officer and         March 31, 1997
   ----------------------------      Chairman of the Board
   Richard E. Stoddard

2. President

   /s/ Gerald A. Fawcett             President and Chief Operating       March 31, 1997
   ----------------------------      Officer
   Gerald A. Fawcett

3. Principal Financial and
   Accounting Officer

   /s/ James F. Verhey               Sr. Vice President Finance and      March 31, 1997
   ----------------------------      Chief Finance Officer
   James F. Verhey


                     KAISER VENTURES INC. AND SUBSIDIARIES



          SIGNATURE                    TITLE               DATE
          ---------                    -----               ----

4.  Directors

   /s/ Ronald E. Bitonti              Director        March 31, 1997
   ---------------------------
   Ronald E. Bitonti

   /s/ Todd G. Cole                   Director        March 31, 1997
   ---------------------------
   Todd G. Cole

   /s/ Reynold C. MacDonald           Director        March 31, 1997
   ---------------------------
   Reynold C. MacDonald

   /s/ William J. Morgan              Director        March 31, 1997
   ---------------------------
   William J. Morgan

   /s/ Charles E. Packard             Director        March 31, 1997
   ---------------------------
   Charles E. Packard

   /s/ Thomas S. Rabone               Director        March 31, 1997
   ---------------------------
   Thomas S. Rabone

   /s/ Lyle B. Stevenson              Director        March 31, 1997
   ---------------------------
   Lyle B. Stevenson

   /s/ Marshall F. Wallach            Director        March 31, 1997
   ---------------------------
   Marshall F. Wallach


                      REPORT OF INDEPENDENT AUDITORS
                      ------------------------------


Board of Directors
Kaiser Ventures Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheets of Kaiser Ventures Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                              ERNST & YOUNG LLP



Riverside, California
February 11, 1997

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31



                                                             1996            1995
                                                         ------------    ------------
                                                                         (As Restated)

ASSETS

Current Assets
   Cash and cash equivalents...........................  $  8,482,000    $ 10,937,000
   Accounts receivable and other, net of allowance
    for doubtful accounts of $1,034,000 and
    $494,000, respectively.............................     3,217,000       3,330,000
   CSI Settlement receivable...........................           ---       3,661,000
   Insurance Settlement receivable.....................       119,000       2,701,000
                                                         ------------    ------------

                                                           11,818,000      20,629,000
                                                         ------------    ------------

Investment in common stock of Penske Motorsports, Inc.
 (Fair market value of 1,627,923 shares equal to
 $41,512,000 as of December 31, 1996)..................    38,863,000      22,991,000
                                                         ------------    ------------

Investment in Fontana Union Water Company..............    16,108,000      16,108,000
                                                         ------------    ------------

Real Estate
   Land and improvements...............................    51,122,000      49,908,000
   Real estate under development.......................     7,545,000      11,920,000
                                                         ------------    ------------

                                                           58,667,000      61,828,000
                                                         ------------    ------------

Other Assets
   Landfill permitting and development.................     5,645,000       1,660,000
   Buildings and equipment (net).......................     2,210,000       2,433,000
   Other assets and investments........................       756,000       1,154,000
                                                         ------------    ------------

                                                            8,611,000       5,247,000
                                                         ------------    ------------

Total Assets...........................................  $134,067,000    $126,803,000
                                                         ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31




                                                  1996            1995
                                              ------------    ------------
                                                              (As Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable.......................    $  2,936,000    $  4,065,000
   Accrued liabilities....................       4,125,000       6,268,000
   Current portion of long-term debt......         240,000         240,000
   Environmental remediation..............       5,757,000       7,235,000
                                              ------------    ------------

                                                13,058,000      17,808,000
                                              ------------    ------------

Long-term Liabilities
   Accrued liabilities....................       1,417,000       1,111,000
   Deferred tax liabilities...............       1,958,000         721,000
   Long-term debt.........................       8,102,000       5,342,000
   Environmental remediation..............      26,466,000      32,176,000
                                              ------------    ------------

                                                37,943,000      39,350,000
                                              ------------    ------------

Total Liabilities.........................      51,001,000      57,158,000
                                              ------------    ------------

Minority Interest.........................       1,618,000         948,000
                                              ------------    ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per
    share, authorized 13,333,333 shares;
    issued and outstanding 10,488,114
    and 10,470,614 respectively...........         315,000         314,000

   Capital in excess of par value.........      70,437,000      60,256,000
   Retained earnings since November 15,
    1988..................................      10,696,000       8,127,000
                                              ------------    ------------

Total Stockholders' Equity................      81,448,000      68,697,000
                                              ------------    ------------

Total Liabilities and Stockholders'
 Equity...................................    $134,067,000    $126,803,000
                                              ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31


                                              1996          1995           1994
                                           -----------   -----------   -----------
RESOURCE REVENUES
 Ongoing Operations
       Water resource...................   $ 4,505,000   $ 4,974,000   $ 4,820,000
       Property redevelopment...........     1,120,000       998,000     1,052,000
       Income From Equity Method
        Investments.....................     1,539,000       162,000           ---
       Mill Site land sale..............     6,371,000           ---           ---
       Waste management.................           ---           ---     2,400,000
                                           -----------   -----------   -----------

         Total ongoing operations.......    13,535,000     6,134,000     8,272,000
                                           -----------   -----------   -----------

 Interim Activities
       Lease, service and other.........     1,879,000     2,774,000     4,199,000
       Asset sales......................           ---     2,200,000           ---
                                           -----------   -----------   -----------

         Total interim activities.......     1,879,000     4,974,000     4,199,000
                                           -----------   -----------   -----------

         Total resource revenues........    15,414,000    11,108,000    12,471,000
                                           -----------   -----------   -----------

RESOURCE OPERATING COSTS
 Operations and maintenance.............     1,092,000     1,496,000     1,970,000
 Administrative support expenses........     2,220,000     2,296,000     3,193,000
                                           -----------   -----------   -----------

         Total resource operating costs.     3,312,000     3,792,000     5,163,000
                                           -----------   -----------   -----------

INCOME FROM RESOURCES...................    12,102,000     7,316,000     7,308,000

 Corporate general and administrative
  expenses..............................     3,837,000     4,201,000     3,430,000
                                           -----------   -----------   -----------

INCOME FROM OPERATIONS..................     8,265,000     3,115,000     3,878,000

 Net interest expense (income)..........       819,000       665,000      (155,000)
                                           -----------   -----------   -----------

INCOME BEFORE INCOME TAX PROVISION AND
 EXTRAORDINARY LOSS.....................     7,446,000     2,450,000     4,033,000

 Income tax provision
       Currently payable................        92,000           ---       125,000
       Deferred tax expense.............       840,000       721,000           ---
       Deferred tax expense credited to
        equity..........................     3,945,000       335,000     1,621,000
                                           -----------   -----------   -----------

INCOME BEFORE EXTRAORDINARY LOSS........     2,569,000     1,394,000     2,287,000

EXTRAORDINARY LOSS (NET OF INCOME TAXES
 OF $1,705,000)                                    ---           ---     2,233,000
                                           -----------   -----------   -----------

NET INCOME..............................   $ 2,569,000   $ 1,394,000   $    54,000
                                           ===========   ===========   ===========

EARNINGS PER SHARE BEFORE EXTRAORDINARY
 LOSS...................................          $.24          $.13          $.21
                                           ===========   ===========   ===========

NET EARNINGS PER SHARE..................          $.24          $.13          $.01
                                           ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING............................    10,716,032    10,671,665    10,671,154



The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31




                                               1996           1995            1994
                                           -----------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income...........................   $ 2,569,000     $ 1,394,000    $    54,000
   Provision for income tax which is
    credited to equity..................     3,945,000         335,000         38,000
   Equity income in Penske Motorsports,
    Inc.................................      (889,000)            ---            ---
   Deferred tax expense.................       840,000         721,000            ---
   Depreciation and amortization........       952,000         436,000        430,000
   Extraordinary loss (paid) accrued....           ---      (3,938,000)     3,938,000
   Gain on sale of Speedway Business
    Park................................    (6,371,000)            ---            ---
   Gain from the CSI Settlement.........           ---      (2,200,000)           ---
   Allowance for doubtful accounts......        36,000         258,000       (148,000)
   Changes in assets:
       Receivable and other.............        77,000        (755,000)       446,000
   Changes in liabilities:
       Current liabilities..............    (2,810,000)        798,000       (880,000)
       Long-term accrued liabilities....       306,000             ---            ---
                                           -----------     -----------    -----------

   Net cash flows from operating
    activities..........................    (1,345,000)     (2,951,000)     3,878,000
                                           -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Minority interest and other
    liabilities.........................       670,000       1,538,000            ---
   Proceeds from the sale of Speedway
    Business Park.......................     5,000,000             ---            ---
   Proceeds from the CSI Settlement.....     3,661,000             ---            ---
   Capital expenditures.................    (9,273,000)     (1,605,000)    (1,334,000)
   Environmental remediation
    expenditures........................    (6,595,000)     (5,950,000)    (1,698,000)
   Environmental insurance proceeds
    (net)...............................     2,582,000      13,823,000            ---
   Investment in Penske Motorsports,
    Inc.................................       232,000        (309,000)      (250,000)
   Other investments....................      (268,000)       (184,000)      (100,000)
   Short-term investments and marketable
    securities..........................           ---       3,624,000      6,418,000
   Investment in Fontana Union Water Co.           ---         (62,000)           ---
   Purchase of Lusk Joint Venture
    Properties..........................           ---             ---     (8,814,000)
                                           -----------     -----------    -----------

   Net cash flows from investing
    activities..........................    (3,991,000)     10,875,000     (5,778,000)
                                           -----------     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock.............       121,000         166,000         46,000
   Borrowing under revolver-to-term
    credit facility.....................     3,000,000             ---            ---
   Principal payments on note payable...      (240,000)       (358,000)       (60,000)
   Payment of loan fees.................           ---             ---       (761,000)
                                           -----------     -----------    -----------

   Net cash flows from financing
    activities..........................     2,881,000        (192,000)      (775,000)
                                           -----------     -----------    -----------

NET CHANGES IN CASH AND CASH
  EQUIVALENTS...........................    (2,455,000)      7,732,000     (2,675,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR................................    10,937,000       3,205,000      5,880,000
                                           -----------     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF
  YEAR..................................   $ 8,482,000     $10,937,000    $ 3,205,000
                                           ===========     ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                         COMMON STOCK          CAPITAL IN
                                    ----------------------     EXCESS OF       RETAINED
                                      SHARES       AMOUNT      PAR VALUE       EARNINGS        TOTAL
                                    -------------------------------------------------------------------

Balance at December 31, 1993.....   10,427,962    $313,000    $59,672,000    $ 6,679,000    $66,664,000

   Provision for income tax,
    credited to equity...........          ---         ---         38,000            ---         38,000

   Issuance of shares of
    common stock.................        9,400         ---         46,000            ---         46,000

   Net Income....................          ---         ---            ---         54,000         54,000
                                    ----------    --------    -----------    -----------    -----------

Balance at December 31, 1994.....   10,437,362     313,000     59,756,000      6,733,000     66,802,000
                                    ----------    --------    -----------    -----------    -----------

   Provision for income tax,
    credited to equity...........          ---         ---        335,000            ---        335,000

   Issuance of shares of
    common stock.................       33,252       1,000        165,000            ---        166,000

   Net Income....................         ---         ---            ---      1,394,000      1,394,000
                                    ----------    --------    -----------    -----------    -----------

Balance at December 31, 1995.....   10,470,614     314,000     60,256,000      8,127,000     68,697,000
                                    ----------    --------    -----------    -----------    -----------

   Increase in investment in
    Penske Motorsports, Inc. due
    to public offering...........          ---         ---      6,116,000            ---      6,116,000

   Provision for income tax,
    credited to equity...........          ---         ---      3,945,000            ---      3,945,000

   Issuance of shares of
    common stock.................       17,500       1,000        120,000            ---        121,000

   Net Income....................          ---         ---            ---      2,569,000      2,569,000
                                    ----------    --------    -----------    -----------    -----------

Balance at December 31, 1996.....   10,488,114    $315,000    $70,437,000    $10,696,000    $81,448,000
                                    ==========    ========    ===========    ===========    ===========




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

  At December 31, 1996, the Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 12.29% interest in Penske Motorsports, Inc. ("PMI"), a public professional motorsports company that, among other projects, is developing the California Speedway on land acquired from the Company; (iii) approximately a 73% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) approximately 668 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); and
(v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the development of a transfer station and materials recovery facility on the ("Mill Site MRF") and the redevelopment of industrial and commercial parcels of land adjoining the California Speedway and the Mill Site MRF.

  The Company's consolidated financial statements include the following significant entities: Fontana Water Resources, Inc., Kaiser Steel Land Development, Inc., Eagle Mountain Reclamation, Inc., Lake Tamarisk Development Corporation, Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation. See
Note 2 below for additional information concerning the Company's subsidiaries.

ONGOING OPERATIONS

  The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga County Water District ("Cucamonga"). Property redevelopment revenues primarily reflect revenues from long-term development activities at the Mill Site Property; land sales; housing rental income, aggregate rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflect Kaiser's share of income related to those equity investments (primarily
PMI) and joint ventures which the Company accounts for under the equity method. Prior to 1995, waste management revenues reflected the minimum lease payments under MRC's 100-year lease in connection with the Landfill Project.

INTERIM ACTIVITIES

  Revenues from interim activities are generated from various sources primarily related to the Mill Site Property. Significant components of interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, water and wastewater treatment service revenues, revenues from the sale of recyclable materials and other miscellaneous short-term activities.


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

  Fontana Union Water Company ("Fontana Union"). The Company, through its wholly-owned subsidiary Fontana Water Resources, Inc. ("FWR"), owns 50.88% of Fontana Union, a mutual water company, which entitles the Company to its proportionate share of Fontana Union water. The Company has effectively transferred its control in Fontana Union to Cucamonga pursuant to a 102-year lease of its Fontana Union shares ("Cucamonga Lease") which the Company entered into in March 1989 and which was amended in 1989, 1992 and 1993. Therefore, Kaiser receives no direct benefit from nor has any direct exposure to the operations or financial performance of Fontana Union. Consequently, Kaiser's investment in Fontana Union is recorded on the cost method with revenues from the Cucamonga Lease being recorded on a current basis pursuant to the terms and conditions of the Lease. (See Note 9).

  KSC Recovery, Inc. ("KSC Recovery"). The Company's wholly-owned subsidiary, KSC Recovery, Inc., which is governed and controlled by a Bankruptcy Court approved Plan of Reorganization, acts solely as an agent for KSC's former creditors in pursuing bankruptcy related adversary litigation and administration of the KSC bankruptcy estate. Kaiser exercises no significant control or influence over nor does Kaiser have any interest in the operations, assets or liabilities of KSC Recovery except as provided by the terms of the approved Plan of Reorganization. In addition, all costs and expenses of KSC Recovery are funded by KSC Recovery's cash on hand and potential future recoveries. It is anticipated that the bankruptcy estate of KSC Recovery expects to make all final distributions within the next 12 to 18 months. Consequently, activity of KSC Recovery is not included in Kaiser's financial statements; however, KSC Recovery is a member of the Kaiser consolidated group for tax purposes and is therefore, included in the consolidated tax return.

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid debt instruments purchased with original maturities of 90 days or less to be cash equivalents. The Company maintains its cash balances with high quality financial institutions and are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution.

REAL ESTATE

  In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (FASB 121), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. There has been no requirement to record impairment losses on the Company's assets under FASB 121.

  Interest and property taxes related to real estate under development are capitalized during periods of development.

INVESTMENT IN PENSKE MOTORSPORTS, INC.

  The Company accounts for its investment in Penske Motorsports, Inc. ("PMI") under the equity method of accounting because the Company exercises significant influence over the operations of PMI through its representation on the Board of Directors and Board Committees.

DEFERRED COSTS

  Included in other assets are deferred loan fees of $761,000 incurred in 1994, which are being amortized over the life of the related loan on a straight-line basis. Amortization of these deferred loan fees, which is included in net interest expense (income) was $666,000, $77,000, and $18,000 for 1996, 1995 and
1994, respectively. Acceleration of amortization of loan fees in 1996 is due to the renegotiation of the revolving-to-term credit facility.

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

STOCK OPTIONS

  The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees" and intends to continue to do so. (See Note 10.)

FINANCIAL STATEMENT RESTATEMENT AND RECLASSIFICATIONS

  The 1995 Balance Sheet and certain footnote discolosure has been restated as discussed in the footnote entitled Environmental Remediation Reserve. (See Note 8.)

  The Company has reclassified certain amounts in its Consolidated Financial Statements for the years ended in 1994 and 1995 in order to conform with the 1996 presentation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents. The carrying amount approximates fair value because
-------------------------
of the short-term maturity of these instruments.

Receivables. The carrying amount approximates fair value because of the
-----------
short-term maturity of these instruments.

Long-Term Debt. The carrying amount approximates fair value based on the current
--------------
rates offered to the Company for debt of the same remaining maturities.


NOTE 3.      ACCOUNTS RECEIVABLE

  Accounts receivable as of December 31 consisted of the following:

                                         1996           1995
                                     -----------     ----------

Cucamonga County Water District...   $ 2,099,000     $1,790,000
Penske Motorsports, Inc...........       843,000         54,000
Burrtec Waste Industries..........       461,000         17,000
Other.............................       848,000      1,963,000
                                     -----------     ----------
                                       4,251,000      3,824,000
Allowance for doubtful accounts...    (1,034,000)      (494,000)
                                     -----------     ----------
   Total..........................   $ 3,217,000     $3,330,000
                                     ===========     ==========

  The Company is currently in litigation against Cucamonga over the interpretation of the Cucamonga Lease with regard to the amount payable to the Company pursuant to the terms of the lease. Although the Company is continuing to invoice Cucamonga at what it believes is the correct Metropolitan Water District of Southern California ("MWD") rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts received. The total amount of lease payments in dispute as of December 31, 1996 is approximately $748,000 and is included in the allowance for doubtful accounts.


NOTE 4.  INVESTMENT IN PENSKE MOTORSPORTS, INC.

  The Company, as of December 31, 1996, owns 1,627,925 shares, or approximately 12.29% of the common stock of PMI. As discussed in more detail below, the Company's ownership interest in PMI was acquired as a result of: (i) its contribution in November, 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which the California Speedway ("TCS") has been built; and (ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December, 1996. Kaiser recorded no gain or loss as a result of the November 1995 transaction discussed above since the value of the PMI stock that Kaiser received was equal to the book value of the land Kaiser contributed to PMI. PMI is traded on the NASDAQ National Market under the symbol "SPWY".

  In March, 1996, Penske Motorsports, Inc. ("PMI") effected a recapitalization resulting in PMI ownership of the outstanding shares of Michigan International Speedway, Inc., Pennsylvania International Raceway, Inc., The California Speedway Corporation, Motorsports International Corp., Competition Tire West, Inc. and Competition Tire Sourth, Inc. Subsequent to the recapitalization, PMI completed an initial public offering ("IPO") by issuing 3,737,500 shares of common stock at a price to the public of $24 per share. The proceeds to PMI, after underwriting discounts and commissions and other offering expenses, were approximately $83.1 million. As a result of the IPO, which materially increased the Company's share of PMI's stockholder's equity, the Company has recorded an increase in its equity investment in PMI of $6,513,000 and corresponding increases in deferred income taxes and capital in excess of par value of $397,000 and $6,116,000, respectively. As an additional result of the IPO, when the Company converted its PMI preferred stock into PMI common stock, the Company changed its accounting for this investment from the cost to the equity method of accounting and began recording its share of undistributed equity in the earnings of PMI effective April 1, 1996.

  In addition, due to the concentration of motor sport racing events between April and September, PMI's operations have been, and will continue to be, highly seasonal. Except for one event week-end in October, 1997 at TCS, PMI has no current plans to host events in the first and fourth quarters at its existing facilities. As a result, the Company's reported share of undistributed equity in the earnings of PMI will likely be positive (income) in the second and third quarters and negative (loss) in the first and fourth quarters.

  PMI is a leading promoter and marketer of professional motorsports in the United States as well as an owner and operator of speedway facilities. PMI currently owns: (i) Michigan International Speedway, Inc. which owns and operates the Michigan Speedway ("MIS"), in Brooklyn, Michigan; (ii) The California Speedway Corporation, the developer of TCS near Los Angeles, California; (iii) Pennsylvania International Raceway, Inc. which owns and operates the Nazareth Motor Speedway ("Nazareth") in Nazareth, Pennsylvania;
(iv) Motorsports International Corp. ("MIC"), a motorsports apparel and memorabilia company; (v) Competition Tire West, Inc. and Competition Tire South, Inc., distributors of Goodyear racing tires in the mid-west and southern regions of the United States; and (vi) approximately four (4) percent of the stock of North Carolina Motor Speedway, Inc. which owns the North Carolina Motor Speedway, Inc., Rockingham, North Carolina.

  PMI promoted a total of nine major racing events at MIS and Nazareth in 1996 and currently expects to promote a total of 15 racing events at MIS, Nazareth and TCS in 1997. Of the anticipated 1997 races, 9 are to be sanctioned by the National Association for Stock Car Auto Racing, Inc. ("NASCAR/(R)/") including 3 associated with the Winston Cup Series professional stock car racing circuit, 3 races with the NASCAR Busch Grand National Series, 1 race associated with the NASCAR Winston West Series and 2 races associated with the Sears Craftsman
Truck Series; 3 races will be sanctioned by Championship Auto Racing Teams, Inc. ("CART/(R)/"); 2 races will be sanctioned by Automobile Racing Club of America ("ARCA"); and 2 races will be with the International Race of Champions ("IROC").

  Total 1996 revenues for PMI, on a consolidated basis were $55.2 million with a net income of $10.9 million, or $.90 per share. The Company's share of undistributed equity in the earnings of PMI for 1996, was $889,000 net of residual transaction expenses.

  A condensed balance sheet of PMI as of December 31, follows:


                                               1996            1995
                                            ------------    -----------

Current Assets..........................    $ 33,559,000    $ 8,458,000
Property and Equipment..................     140,402,000     61,009,000
Other Assets............................      10,036,000      3,788,000
                                            ------------    -----------
   Total Assets.........................    $183,997,000    $73,255,000
                                            ============    ===========

Current Liabilities.....................    $ 25,801,000    $15,664,000
Other Liabilities.......................       3,825,000      1,454,000
Deferred taxes..........................       8,969,000      9,115,000
Minority Interest.......................             ---      1,210,000
Stockholders' Equity....................     145,402,000     45,812,000
                                            ------------    -----------
   Total Liabilities and Stockholders'
    Equity..............................    $183,997,000    $73,255,000
                                            ============    ===========


NOTE 5.  MINE RECLAMATION CORPORATION

  As previously disclosed, the Company, in January, 1995, acquired a 70% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project. Concurrent with this acquisition, MRC and the Company amended the MRC Lease to terminate the minimum monthly rent payments by MRC to the Company. Consequently, the Company did not receive any rent payments from MRC during 1995 or 1996 nor will it in the future until commencement of operations at the Landfill Project. The transaction which was insignificant to the operating results, financial position and total assets of the Company has been treated as a purchase, and the assets acquired and liabilities assumed were recorded at their fair market values.

  As of December 31, 1996 the Company had provided approximately $4.5 million in equity funding to MRC. In addition, the Company's Board of Directors has committed, subject to their periodic review, an additional $3.7 million of equity funding for MRC during 1997. As a result of these equity fundings, the Company's ownership interest in MRC as of December 31, 1996 is approximately 73%.

  While the Company has made the decision to invest up to an additional $3.7 million in equity in MRC, the Company is not obligated to provide additional funding to MRC beyond its current commitments.

MRC will need additional capital beyond that committed to successfully complete the permitting and development process.


NOTE 6.  BUILDINGS AND EQUIPMENT (NET)

  Buildings and equipment (net) as of December 31 consisted of the following:


                                  1996           1995
                              -----------    -----------

Buildings and structures...   $ 2,074,000    $ 2,063,000
Machinery and equipment....     1,621,000      1,557,000
                              -----------    -----------
                                3,695,000      3,620,000
Accumulated depreciation...    (1,485,000)    (1,187,000)
                              -----------    -----------
   Total...................   $ 2,210,000    $ 2,433,000
                              ===========    ===========

NOTE 7.    ACCRUED LIABILITIES


  Accrued liabilities as of December 31 consisted of the following:

                                                  1996          1995
                                                ----------    ----------

Environmental insurance settlement costs.....   $1,313,000    $3,938,000
Compensation and related employee costs......    1,353,000     1,475,000
Other........................................    1,459,000       855,000
                                                ----------    ----------
   Total.....................................   $4,125,000    $6,268,000
                                                ==========    ==========


NOTE 8.  ENVIRONMENTAL REMEDIATION RESERVE

  The Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $20 million and $32 million, depending both upon the ultimate extent of the environmental remediation and clean-up involved and upon which approved remediation alternatives are eventually selected. In order to improve the presentation regarding these future remediation and other environmental costs, the Company has elected to restate all balance sheet information presented to show, as a separate liability rather than as an offset to land, the amount of future remediation and other environmental costs reflected in its financial statements. The restatement reflects the amounts originally recognized when the Company emerged from bankruptcy comprised of a $34.7 million remediation adjustment to land and a $6.6 million groundwater remediation reserve and $12.5 million in environmental insurance litigation settlement proceeds received in 1995, reduced by approximately $21.6 million in remediation and other environmental costs expended through December 31, 1996. The Company's decision to restate its balance sheet information is based upon the more extensive investigation and remediation activities that have been pursued over the past two years and the Company's ability to better estimate the probable range of future remediation and other environmental costs.

  As of December 31, 1996, the total short-term and long-term environmental remediation liabilities reflected on the Company's balance sheet was approximately $32.2 million, which is the high end of the probable range of future remediation and other environmental costs. Below is a table showing the activity in the remediation liability accounts for the years ended December 31:


                                          1996            1995
                                       -----------     -----------

Beginning Estimated Liability          $39,411,000     $34,529,000

 Environmental Insurance Proceeds              ---      12,500,000

 Remediation Cost Incurred              (7,188,000)     (7,618,000)
                                       -----------     -----------

Ending Estimated Liability              32,223,000      39,411,000

 Less:  Current Portion                 (5,757,000)     (7,235,000)
                                       -----------     -----------

Long-term Portion                      $26,466,000     $32,176,000
                                       ===========     ===========


  In 1995, the additional remediation and other environmental costs identified were offset by the receipt of approximately $12.5 million in net environmental insurance litigation settlement proceeds; therefore, there was no income statement impact from either the additional remediation and other environmental costs identified or the receipt of the insurance litigation proceeds.

  See Note 15, "Commitments and Contingencies" for further information.


NOTE 9.  LONG-TERM DEBT

  As of December 31, 1996, long-term debt consisted of a $5,342,000 note, which includes the current portion of $240,000 secured by a first trust deed issued to Bank of America as part of the Company's purchase of property from the Lusk Joint Ventures and $3,000,000 in borrowings under the Union Bank credit facility. The Bank of America note is payable in quarterly payments of $60,000 plus interest at the their prime rate plus 1.5% (9.75% at December 31, 1996) with all remaining principal and accrued and unpaid interest due and payable on July 28, 1998.

  The Company, through FWR, had a 9-year, $20,000,000 revolving-to-term credit facility with Union Bank at floating interest rates and collateralized by the Company's shares of Fontana Union and the lease of those shares to Cucamonga.
At December 31, 1996, there was $3,000,000 in outstanding loans outstanding under the credit facility. The borrowing base available under the credit facility is limited to the discounted present value of a five year projection of future payments under the Cucamonga Lease, as defined in the credit facility agreement. Under the borrowing base calculations, the maximum amount available was $19,525,000 as of December 31, 1996. The net available funds under the $20,000,000 revolving-to-term credit facility less $5,505,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property; and $3,000,000 in outstanding loans was $11,020,000 as of December 31, 1996.

  On January 30, 1997 the $20,000,000 revolving-to-term credit facility with Union Bank, was increased to $30,000,000. In addition, the term of the facility was extended 2 years to September 30, 2004, and the borrowing base calculation was revised to include 8 years, rather than 5 years, of projections of future payments under the Cucamonga Lease. (See Note 17.)

  Total interest expense incurred in 1996, 1995, and 1994 was $743,000, $625,000 and $263,000, respectively.

NOTE 10.  STOCKHOLDERS' EQUITY

COMMON STOCK OUTSTANDING

  At December 31, 1996 and 1995, Kaiser Ventures Inc. common stock has a par value of $0.03 and 13,333,333 authorized shares, of which 10,488,114 and 10,470,614 were outstanding, respectively.

  In November, 1988, 10,000,000 shares of common stock (after giving effect for a 3 for 1 reverse stock split that took place in 1990) were issued pursuant to the KSC Plan of Reorganization. As of December 31, 1996, 136,919 of these shares are being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding.

  In February, 1993, the Company completed a stock offering of 2,000,000 shares of its common stock, including 500,000 shares sold by the Company and 1,500,000 shares sold by its two principal stockholders. After the Company's proportionate share of costs of approximately $100,000 incurred in connection with the stock offering, the Company realized net proceeds from the stock offering of approximately $6,000,000.

STOCK OPTION AND STOCK GRANT PROGRAMS

  In October, 1990, the Company's stockholders approved the Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan (the "1989 Stock Plan"). The 1989 Stock Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or deferred stock awards. Certain options granted under the 1989 Stock Plan are still outstanding. No compensation expense was incurred by the Company during 1996, 1995 and 1994.

  In June, 1995, the Company's stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives. In June, 1996, the 1995 Stock Plan was amended to reserve up to 859,102 shares for issuance upon exercise of stock options, grants of stock and other stock related incentives. As a result of the increase in the 1995 Stock Plan reserve, the Company had 419,691 reserved shares as of December 31, 1996. Grants are generally established at fair market value of the Company's common stock on the date of the grant and the exercise thereof may extend for up to 10 years with various vesting schedules.

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

  A summary of the status of the stock option grants under the Company's Stock Plans' as of December 31, 1996 and 1995 and activities during the years ending on those dates is presented below:


                                                 1996                          1995                            1994
                                      -----------------------------   ---------------------------     ---------------------------
                                                        WEIGHTED-                     WEIGHTED-                       WEIGHTED-
                                                         AVERAGE                       AVERAGE                         AVERAGE
                                        OPTIONS      EXERCISE PRICE   OPTIONS      EXERCISE PRICE     OPTIONS      EXERCISE PRICE
                                      ----------     --------------   -------      --------------     -------      --------------

Outstanding at beginning of year.....    809,661          $11.63      652,836          $13.00         493,903          $12.39
Granted..............................    639,000           10.87      182,000            5.93         165,000           14.64
Exercised............................    (17,500)           6.89      (17,801            4.26          (6,067)           8.11
Forfeited............................        ---             ---       (7,374)          10.09             ---             ---
                                      ----------                     --------                        --------

Outstanding at end of year...........  1,431,161          $11.35      809,661          $11.63         652,836          $13.00
                                      ==========                     ========                        ========

Options exercisable at year end......    497,791          $11.29      425,916          $10.97         309,937          $11.45
                                      ==========                     ========

Weighted-average fair value of
   options granted during the year... $     2.87                     $   1.22


  The Company employed the Black-Scholes option-pricing model in order to calculate the above reduction in net income and earnings per share. The effect on net earnings for 1996 and 1995 is not necessarily representative of the effect in future years. The following table describes the assumptions utilized by the Black-Scholes option-pricing model and the resulting fair value of the options granted:


                             1996    1995
                             ----    ----

Volatility                   .254    .346
Risk-free interest rate      5.74%   6.98%
Expected life in years       2.67    2.25
Forfeiture rate              0.00%   0.00%
Dividend yield               0.00%   0.00%


  In 1988, the Company granted stock options totaling 533,333 shares with a nominal exercise price to certain of its officers as part of the emergence from bankruptcy reorganization. These options became 50% vested at the date of grant with the remaining options ratably vesting through June 1, 1991. As of December 31, 1996, 160,000 of these options remain vested and unexercised.


NOTE 11.  SUPPLEMENTAL CASH FLOW INFORMATION

  The Company paid interest during 1996, 1995, and 1994 of $674,000, $607,000 and $144,000, respectively.

  As a result of the PMI initial public offering in March, 1996, the Company increased its investment in PMI by approximately $6.5 million and recorded corresponding increases in deferred income taxes and stockholders equity of approximately $400,000 and $6.1 million, respectively.

  During 1996, the Company sold Speedway Business Park to PMI for $13,352,000. The Company received $5,000,000 of the proceeds in cash and $8,352,000 in common stock of PMI.

  During 1996, the Company capitalized interest and property taxes on property real estate under development of $354,000 and $28,000, respectively. There was no capitalization of interest expense on property taxes during 1995 or 1994.

  During 1995, in connection with the contribution of land to PMI, the Company reclassified $22.5 million of land to investment in PMI.

  During 1994, non-cash investing activities included a $6,000,000 note payable as part of the Company's purchase of properties owned by the Lusk Joint Ventures.

NOTE 12.      INCOME TAXES

  The income tax provisions for the years ended December 31, 1996, 1995 and 1994 are composed of the following:

                                              1996          1995           1994
                                            ----------    ----------   -----------
Current tax expense:
  Federal................................   $   56,000   $       ---   $    92,000
  State..................................       36,000           ---        33,000
                                            ----------    ----------   -----------
                                                92,000           ---       125,000
                                            ----------    ----------   -----------
Deferred tax expense credited to equity:
  Federal................................    3,945,000       335,000     1,371,000
  State..................................          ---           ---       250,000
                                            ----------    ----------   -----------
                                             3,945,000       335,000     1,621,000
                                            ----------    ----------   -----------
Deferred tax expense:
  Federal................................          ---           ---           ---
  State..................................      840,000       721,000           ---
                                            ----------    ----------   -----------
                                               840,000       721,000           ---
                                            ----------    ----------   -----------
Tax benefit of extraordinary item (Note
 13):
Current tax benefit:
  Federal................................          ---           ---       (92,000)
  State..................................          ---           ---       (30,000)
                                            ----------    ----------   -----------
                                                   ---           ---      (122,000)
                                            ----------    ----------   -----------
Deferred tax benefit credited to equity:
  Federal................................          ---           ---    (1,339,000)
  State..................................          ---           ---      (244,000)
                                            ----------    ----------   -----------
                                                   ---           ---    (1,583,000)
                                            ----------    ----------   -----------

                                            $4,877,000    $1,056,000   $    41,000
                                            ==========    ==========   ===========


  In accordance with SFAS 109, the tax benefits of all deductible temporary differences and loss carryforwards that existed at the date of a reorganization must be credited directly to additional paid-in capital when the initial recognition of these benefits occurs subsequent to the reorganization.

  Income taxes paid in 1996 and 1994 were $20,000 and $272,000, respectively. There were no income taxes paid in 1995.

  Deferred tax liabilities (assets) are comprised of the following as of December 31, 1996 and 1995:


                                               1996            1995
                                           ------------    ------------

 Land held for development...............  $  2,231,000    $  4,744,000
 Investment in Fontana Union.............     6,440,000       6,440,000
 Investment in Penske Motorsports Inc....    11,795,000       9,031,000

 Depreciation............................        36,000         103,000
                                           ------------    ------------
                                             20,502,000      20,318,000
                                           ------------    ------------

 Groundwater remediation.................      (690,000)       (695,000)

 Insurance Proceeds......................    (2,165,000)     (5,098,000)
 Investment in MRC.......................    (1,837,000)     (1,837,000)
 Accounts receivable reserve.............      (181,000)       (166,000)
 Other...................................    (1,262,000)     (1,219,000)
 Loss carryforwards......................   (39,898,000)    (45,912,000)
                                           ------------    ------------
                                            (46,033,000)    (54,927,000)
                                           ------------    ------------
 Deferred tax asset valuation allowance..    27,489,000      35,330,000
                                           ------------    ------------
                                           $  1,958,000    $    721,000
                                           ============    ============


  As indicated above, the net change in the valuation allowance was a reduction of $7,841,000 in 1996.

  A reconciliation of the effective income tax rate to the federal statutory rate, for financial reporting purposes, is as follows:

                                           1996    1995    1994
                                           ----    ----    ----

Federal statutory rate..................   34.0%   34.0%   34.0%
Increase resulting from state tax, net
 of federal benefit.....................    5.1     6.1     6.1
Other...................................    2.4     3.0     3.0
Additional recognition of
 pre-reorganization benefits.............   17.5     ---     ---
Increase in valuation allowance on          6.2     ---     ---
 state NOLs.............................   ----    ----    ----
                                           65.2%   43.1%   43.1%
                                           ====    ====    ====


          The consolidated Net Operating Loss ("NOL") carryforwards available for federal income tax purposes as of December 31, 1996, are approximately $107,000,000 and will expire over a period from year 2000 through 2010. The amount of NOL carryforwards available for California state tax purposes is approximately $11,000,000 as of December 31, 1996. During 1993, the California Legislature amended the tax code relative to the generation and use of NOL carryforwards available for California state tax purposes. This legislation, among other changes, reduced the NOL carryforwards from 15 years to 5 years. Therefore, the Company's NOL carryforwards available for California state tax purposes now expire in year 1997 and 2000. In addition, there are certain limitations as to the future annual use of NOLs if 50% or more of the stock of the Company changes ownership. The Company also has approximately $2,817,000 of investment tax credit carryforwards available. The credits will expire in the years 1997 through 2000 and can be utilized only after the NOL is exhausted.


NOTE 13.  EXTRAORDINARY LOSS

  During the first quarter of 1994, the Company learned that it may have been responsible for the payment of premiums levied pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (the "Coal Act"). This legislation not only imposes liability for premiums on companies currently in the coal mining industry, but also on companies and their successors that were in the coal mining industry. Prior to 1985, coal mines were operated to support the Company's steel making operations. In December 1994, the Company reached an agreement settling all outstanding and future claims under which the Company paid $3,778,000 plus expenses. The settlement was recorded as an extraordinary loss of $2,233,000 (net of tax benefits of $1,705,000) in December 1994.


NOTE 14.  LEASED ASSETS AND SIGNIFICANT CUSTOMERS

LONG-TERM LEASES

  The Company has long-term lease agreements with Cucamonga pursuant to the Fontana Union Lease (Note 1), Management Training Corporation ("MTC") and California Steel Industries ("CSI"). Minimum lease payments expected to be received by the Company through the next five years are as follows:



YEAR ENDING         CUCAMONGA                  CSI SERVICE
DECEMBER 31           LEASE        MTC LEASE    AGREEMENT        TOTAL
-----------        -------------   ---------   -----------     ----------

    1997             $4,867,000    $625,000      $220,000      $5,712,000
    1998             $4,867,000    $    ---      $110,000      $4,977,000
    1999             $4,867,000    $    ---      $    ---      $4,867,000
    2000             $4,867,000    $    ---      $    ---      $4,867,000
    2001             $4,867,000    $    ---      $    ---      $4,867,000


  The amounts for the Cucamonga Lease are based upon: (a) the quantities of water as of December 31, 1996, and as provided for under the Lease; (b) the current disputed lease rate paid by Cucamonga, (which is less than the lease rate the Company bills Cucamonga by approximately $540,000 on an annual basis) and; (c) projections by MWD which forecast no rate increases in the disputed rate over the next 5 years.

  The net book values of Fontana Union and Eagle Mountain at December 31, 1996 were $16,108,000 and $10,386,000, respectively. Only a portion of Eagle Mountain is being utilized for the MTC Lease.

SIGNIFICANT CUSTOMERS

  The Company received substantial portions of its revenue from the following customers:


YEAR ENDING          CUCAMONGA                 CSI SERVICE
DECEMBER 31            LEASE       MTC LEASE    AGREEMENT       MRC LEASE
-----------        -------------   ---------   -----------      ----------
   1996              $4,505,000     $709,000   $  217,000       $      ---
   1995              $4,974,000     $699,000   $  416,000       $      ---
   1994              $4,820,000     $694,000   $1,859,000       $2,400,000


NOTE 15.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL CONTINGENCIES


  As discussed in Note 8 above, the Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $20 million and $32 million, depending upon which approved remediation alternatives are eventually selected.

  Although ongoing environmental investigations are being conducted on the Company's property, management believes it is currently in a position to estimate with some reasonable certainty future investigation and remediation costs, there can be no assurance that the actual amount of environmental remediation expenditures and incurred will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified. Accordingly, future facts and circumstances could cause these estimates to change significantly. The Company anticipates recovery of the remediation costs incurred through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. Further, the Company has provided certain financial assurances to the DTSC in connection with anticipated remediation activities, the primary one being the dedication of approximately $5.5 million of Kaiser's Union Bank Credit facility.

  While the Company has monitored certain groundwater wells in the past, the DTSC requested and the Company will implement a supplemental groundwater monitoring system. The Company has settled obligations of groundwater contamination with the California Regional Water Quality Control Board. The settlement required a $1,500,000 cash payment by the Company which was made in February, 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality project. These water rights are unrelated to those leased to Cucamonga. In 1995, the Company contributed 18,000 acre feet of its
water in storage thus satisfying the first 18 years of its obligation.   The
Company remains contingently liable for any impacts the groundwater plume may have on water wells owned by third parties. Recently the City of Ontario, California commenced litigation against the Company alleging that the Company has contaminated one of its municipal wells. The Company believes sufficient amounts have been accrued for this contingency.

PENSION PLANS

  The Company currently sponsors a voluntary qualified 401(k) savings plan and a nonqualified pension plan, available to all full-time employees. Participants may make contributions of up to 15% of their compensation with the Company matching one-half of each participant's contribution up to 6% of compensation. The non-qualified plan mirrors the qualified 401(k) plan.

  Total expense relative to these plans for the years ended December 31, 1996, 1995 and 1994, was $199,000, $170,000 and $139,000, respectively.

LETTERS OF CREDIT

  At December 31, 1996, the Company had guaranteed letters of credit outstanding on its behalf to third parties totaling $420,000. These letters of credit were issued for reclamation activities performed at two idled coal properties, on behalf of and at the expense of the KSC bankruptcy estate.


NOTE 16.  LEGAL PROCEEDINGS

  Significant legal proceedings are summarized as follows:

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

  From time-to-time, various environmental and similar types of claims such as injury or death from asbestos exposure that relate to KSC pre-bankruptcy activities are asserted against the Company and/or KSC Recovery. In connection with the KSC Plan of Reorganization, the Company, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the KSC Plan of Reorganization, except as otherwise provided by the plan or by law. Although the Company believes there is no ongoing contamination from its activities and that all pre-petition environmental claims were discharged under the KSC Plan of Reorganization, in the event any of these claims are ultimately determined to survive the KSC bankruptcy, it could have a material adverse effect on the Company.

OTHER LITIGATION

  In addition, the Company, in the normal course of its business, is involved in various claims and legal proceedings. Management believes these matters will not have a material adverse effect on the Company's business or financial condition.


NOTE 17.  SUBSEQUENT EVENT

  On January 30, 1997 the Company amended its revolving-to-term credit facility with Union Bank. As a result of the amendment, the amount available under the credit facility was increased from $20.0 million to $30.0 million. In addition, the term of the facility was extended 2 years to September 30, 2004, and the borrowing base calculation was revised to include 8 years, rather than 5 years, of projections of future payments under the Fontana Union Lease. The other existing terms and conditions of the credit facility remain in effect.

NOTE 18.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                              FIRST            SECOND          THIRD           FOURTH
                                             QUARTER          QUARTER         QUARTER          QUARTER
                                            ----------       ----------      ----------      -----------
1996

Resource revenues.........................  $2,034,000       $2,423,000      $2,345,000      $ 8,612,000

Income from operations....................  $  335,000       $  658,000      $  677,000      $ 6,595,000

Income before income tax provision........  $  224,000       $  519,000      $  521,000      $ 6,182,000

Net income................................  $  127,000       $  294,000      $  296,000      $ 1,852,000

Earnings per share........................  $      .01       $      .03      $      .03      $       .17

1995

Resource revenues.........................  $1,999,000       $2,150,000      $2,089,000      $ 4,870,000

Income from operations....................  $  237,000       $  243,000      $  291,000      $ 2,266,000

Income before income tax provision........  $   88,000       $   86,000      $  108,000      $ 2,168,000

Net income................................  $   50,000       $   49,000      $   62,000      $ 1,233,000

Earnings per share........................  $      .00       $      .00      $      .01      $       .12

1994

Resource revenues.........................  $2,944,000       $2,848,000      $3,302,000      $ 3,377,000

Income from operations....................  $  781,000       $  882,000      $1,105,000      $ 1,092,000

Income before income tax provision and
   extraordinary loss.....................  $  889,000       $  998,000      $1,146,000      $ 1,000,000

Income before extraordinary loss..........  $  504,000       $  566,000      $  650,000      $   567,000

Extraordinary loss (net of taxes).........         ---              ---             ---      $ 2,233,000

Net income (loss).........................  $  504,000       $  566,000      $  650,000      $(1,666,000)

Earnings (loss) per share
   Before extraordinary loss..............  $     0.05       $     0.05      $     0.06      $      0.05
   After extraordinary loss...............  $     0.05       $     0.05      $     0.06      $     (0.15)


                     KAISER VENTURES INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                   BALANCE AT          CHARGED TO           DEDUCTIONS
                                                   BEGINNING           COSTS AND               FROM             BALANCE AT
           CLASSIFICATION                          OF PERIOD          EXPENSES (A)         RESERVES (B)        END OF PERIOD
----------------------------------                 ----------         -----------          -----------         -------------

YEAR ENDED DECEMBER 31, 1996
----------------------------------

Allowance for losses in collection
of current accounts receivable....                  $494,000            $668,000            $128,000            $1,034,000
                                                    ========            ========            ========            ==========
YEAR ENDED DECEMBER 31, 1995
----------------------------------

Allowance for losses in collection
of current accounts receivable....                  $156,000            $423,000            $ 85,000            $  494,000
                                                    ========            ========            ========            ==========
YEAR ENDED DECEMBER 31, 1994
----------------------------------

Allowance for losses in collection
of current accounts receivable....                  $314,000            $149,000            $307,000            $  156,000
                                                    ========            ========            ========            ==========



(A) Although the Company is continuing to bill Cucamonga at what it believes is the correct Metropolitan Water District of Southern California ("MWD") rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts received. The total amount of lease payments in dispute for the years ending December 31, 1996 and 1995 are approximately $668,000 and $80,000, respectively.

(B) Amount charged off during the year.