Form 10-K405/A
period 1996-12-31
KAISER VENTURES INC
filed 1997-04-03
CIK 729365

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                FORM 10-K/A NO. 1
(MARK ONE)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-18858

                             KAISER VENTURES INC.
            (Exact name of registrant as specified in its charter)


              DELAWARE                               94-0594733
        ---------------------                     -----------------
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization              Identification No.)

                          3633 E. INLAND EMPIRE BLVD.
                                  SUITE 850
                               ONTARIO, CA 91764
                   -----------------------------------------

              (Address of principal executive offices and zip code)



        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (909)483-8500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK ($.03 PAR VALUE)
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  Yes     X      No
                                         ----------    --------

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

1. Amendment to Management's Discussion and Analysis of Financial Condition and Results of Operations - Part II, Item 7.

          Certain references in Management's Discussion and Analysis of Financial Condition and Results of Operations to "joint venture" revenues or income should be more properly called revenues or income from "equity method investments." To correct such references, Management's Discussion and Analysis of Financial Condition and Results of Operations is hereby amended to read as follows:


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

RESULTS OF OPERATIONS

ANALYSIS OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     An analysis of the significant components of the Company's resource revenues for the years ended December 31, 1996 and 1995 follows:

                                                 1996           1995      % Inc. (Dec)
                                                 ----           ----      ------------
ONGOING OPERATIONS
   Water resource ........................   $ 4,505,000    $ 4,974,000             (9%)
   Property redevelopment ................     1,120,000        998,000             12%
   Income from equity method investments .     1,539,000        162,000            850%
   Mill Site land sale ...................     6,371,000             --             --
                                             -----------    -----------    -----------

     TOTAL ONGOING OPERATIONS ............    13,535,000      6,134,000            121%
                                             -----------    -----------    -----------

INTERIM ACTIVITIES
   Lease, service and other ..............     1,879,000      2,774,000            (32%)
   Asset sales ...........................            --      2,200,000           (100%)
                                             -----------    -----------    -----------

     TOTAL INTERIM ACTIVITIES ............     1,879,000      4,974,000            (62%)
                                             -----------    -----------    -----------

     TOTAL RESOURCE REVENUES .............   $15,414,000    $11,108,000             39%
                                             ===========    ===========    ===========

REVENUES AS A PERCENTAGE OF TOTAL RESOURCE
REVENUES:
   Ongoing operations ....................            88%            55%
   Interim activities ....................            12%            45%
                                             -----------    -----------

     TOTAL RESOURCE REVENUES .............           100%           100%
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

     Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $4,505,000 during 1996 compared to $4,974,000 for 1995. The 9% decrease in water revenues during the year reflects:
(a) a reduction affecting all parties under the Colton/Rialto Basin judgment, in the amount of water that Cucamonga (through Fontana Union) can draw from the Colton/Rialto Basin due to low water levels ($269,000); and (b) a likely non-recurring reduction in the Chino Basin agricultural pool transfer relating to increased agricultural usage and the overstatement of estimates in prior years ($201,000). As previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts actually received from Cucamonga. The total amount of lease payments in dispute as of December 31, 1996 is approximately $748,000. In addition, MWD has stated that it may further refine its rate structure in the near future.

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


     Income from equity method investments increased to $1,539,000 for 1996 compared to $162,000 for 1995 as a result of an increase in the amount of project service fees paid by PMI ($488,000) plus the Company's 12.29% (10.56% through November 30, 1996) share of PMI's net income, net of expenses, from April 1, 1996 ($889,000). The Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996.

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

     Net Interest Expense (Income). Net interest expense for 1996 was $819,000 compared to $665,000 in 1995. The increase was due primarily to the accelerated amortization of deferred loan fees associated with the Union Bank credit facility being offset by the capitalization of interest expense associated with the development of certain parcels of the Mill Site Property and higher interest income.

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

ANALYSIS OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

     An analysis of the significant components of the Company's resource revenues for the years ended December 31, 1995 and 1994 follows:

                                                1995             1994     % INC. (DEC)
                                             -----------    -----------    -----------
ONGOING OPERATIONS
   Water resource ........................   $ 4,974,000    $ 4,820,000              3%
   Property redevelopment ................       998,000      1,052,000             (5%)
   Income from equity method investments .       162,000             --             --
   Waste management ......................            --      2,400,000           (100%)
                                             -----------    -----------    -----------

     TOTAL ONGOING OPERATIONS ............     6,134,000      8,272,000            (26%)
                                             -----------    -----------    -----------

INTERIM ACTIVITIES
   Lease, service and other ..............     2,774,000      4,199,000            (34%)
   Asset sales ...........................     2,200,000             --             --
                                             -----------    -----------    -----------

     TOTAL INTERIM ACTIVITIES ............     4,974,000      4,199,000             18%
                                             -----------    -----------    -----------

     TOTAL RESOURCE REVENUES .............   $11,108,000    $12,471,000            (11%)
                                             ===========    ===========    ===========

REVENUES AS A PERCENTAGE OF TOTAL RESOURCE
REVENUES:
   Ongoing operations ....................            55%            66%
   Interim activities ....................            45%            34%
                                             -----------    -----------

     TOTAL RESOURCE REVENUES .............           100%           100%
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


     Income from equity method investments increased to $162,000 as a result of the initial project service fees paid by PMI.

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

     UMWA Extraordinary Loss (Net of Taxes). As previously disclosed, the Company, together with Kaiser Coal and the KSC bankruptcy estate "(KSC Recovery"), settled all outstanding claims with the UMWA Combined Benefit Fund and 1992 Benefit Trust in 1994. The Company's share of the settlement was $3,788,000. As a result, for 1994 the Company recorded an extraordinary loss (net of taxes) of $2,233,000.

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

                                                        1996          1995           1994
                                                        ----          ----           ----
Net Income .......................................   $ 2,569,000   $ 1,394,000   $    54,000
Deferred tax expense credited to equity ..........     3,945,000       335,000        38,000
Increase in investment in Penske Motorsports, Inc.     6,116,000            --            --
                                                     -----------   -----------   -----------
Comprehensive income .............................    12,630,000     1,729,000        92,000
                                                     ===========   ===========   ===========

Comprehensive income per share ...................   $      1.18   $       .16   $       .01
                                                     ===========   ===========   ===========

Net Earning per share ............................   $       .24   $       .13   $       .01
                                                     ===========   ===========   ===========

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

     Working Capital. During 1996, current assets decreased $8,811,000 to $11,818,000 while current liabilities decreased $4,750,000 to $13,058,000. The decrease in current assets resulted primarily from the $2,455,000 decrease in cash and cash equivalents, discussed above, plus a $6,356,000 decline in accounts receivable due primarily to the receipt of over $6,000,000 in gross proceeds from the CSI and environmental insurance settlements. The decrease in current liabilities resulted primarily from payments under terms of the CSI Settlement Agreement, and attorney fees arising from the Company's environmental insurance litigation settlement. Current liabilities at December 31, 1996, and 1995 include $1,616,000 and $1,608,000, respectively, in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during 1996 by $4,0612,000 to a negative $1,240,000 at December 31, 1996.

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


     In regard to the Company's 12.29% investment in PMI, the most significant factors affecting the Company's future equity income from PMI will be the increased revenues and net income generated by PMI from the expansion of its professional motorsports operations. Critical to this expansion is the successful startup of the TCS that is on land acquired from the Company. Construction of TCS is virtually completed and it will hold its first major races, the International Race of Champions and a NASCAR Winston West series race on June 21, 1997, followed by the "NAPA 500" NASCAR Winston Cup race, on June 22, 1997. Three other major events, the "Marlboro 500" CART PPG World Series Event on September 28, 1997 and a NASCAR Busch Series race on October 17, 1997, and a Sears Craftsman Truck Series on October 18, 1997, are also scheduled. The success of these events, coupled with the results of the other ten major racing events schedule for PMI's MIS and Nazareth speedways and PMI's other motorsports related operations, will determine the amount of income from equity method investments the Company reports in the future.

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

2.       Amendment to Financial Statements - Part II, Item 14.

         It has been determined that there was a misstatement of the amounts between the Real Estate categories of "Land and improvements" and "Real estate underdevelopment" on the Corporation's Consolidated Balance Sheets, although the total remains the same. In addition, a portion of Footnote 10. "Stockholders' Equity" to the Corporation's 1996 Financial Statements dealing with Stock Option and Stock Grant Programs was inadvertently deleted in connection with the electronic filing of the 10-K Report with the Securities and Exchange Commission on March 31, 1997. The full text of the amended financial statements together with notes follows:









                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

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


                                                     ERNST & YOUNG LLP


Riverside, California
February 11, 1997

                      KAISER VENTURES INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31

                                                                1996           1995
                                                                ----           ----
                                                                           (As Restated)
ASSETS

Current Assets
     Cash and cash equivalents .........................   $  8,482,000   $ 10,937,000
     Accounts receivable and other, net of allowance for
       doubtful accounts of $1,034,000 and $494,000,
       respectively ....................................      3,217,000      3,330,000
     CSI Settlement receivable .........................             --      3,661,000
     Insurance Settlement receivable ...................        119,000      2,701,000
                                                           ------------   ------------
                                                             11,818,000     20,629,000
                                                           ------------   ------------

Investment in common stock of Penske Motorsports, Inc.
  (Fair market value of 1,627,923 shares equal to
   $41,512,000 as of December 31, 1996) ................     38,863,000     22,991,000
                                                           ------------   ------------

Investment in Fontana Union Water Company ..............     16,108,000     16,108,000
                                                           ------------   ------------

Real Estate
     Land and improvements .............................     52,116,000     50,902,000
     Real estate under development .....................      6,551,000     10,926,000
                                                           ------------   ------------

                                                             58,667,000     61,828,000
                                                           ------------   ------------

Other Assets
     Landfill permitting and development ...............      5,645,000      1,660,000
     Buildings and equipment (net) .....................      2,210,000      2,433,000
     Other assets and investments ......................        756,000      1,154,000
                                                           ------------   ------------

                                                              8,611,000      5,247,000
                                                           ------------   ------------

Total Assets ...........................................   $134,067,000   $126,803,000
                                                           ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31



                                                               1996            1995
                                                               ----            ----
                                                                            (As Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable .................................   $  2,936,000   $  4,065,000
      Accrued liabilities ..............................      4,125,000      6,268,000
      Current portion of long-term debt ................        240,000        240,000
      Environmental remediation ........................      5,757,000      7,235,000
                                                           ------------   ------------

                                                             13,058,000     17,808,000
                                                           ------------   ------------

Long-term Liabilities
      Accrued liabilities ..............................      1,417,000      1,111,000
      Deferred tax liabilities .........................      1,958,000        721,000
      Long-term debt ...................................      8,102,000      5,342,000
      Environmental remediation ........................     26,466,000     32,176,000
                                                           ------------   ------------

                                                             37,943,000     39,350,000
                                                           ------------   ------------

Total Liabilities ......................................     51,001,000     57,158,000
                                                           ------------   ------------

Minority Interest ......................................      1,618,000        948,000
                                                           ------------   ------------

Commitments and Contingencies

Stockholders' Equity
      Common stock, par value $.03 per share, authorized
        13,333,333 shares; issued and outstanding
        10,488,114 and 10,470,614 respectively .........        315,000        314,000
      Capital in excess of par value ...................     70,437,000     60,256,000
      Retained earnings since November 15, 1988 ........     10,696,000      8,127,000
                                                           ------------   ------------

Total Stockholders' Equity .............................     81,448,000     68,697,000
                                                           ------------   ------------

Total Liabilities and Stockholders' Equity .............   $134,067,000   $126,803,000
                                                           ============   ============



The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES INC. AND SUBSIDIARIES



                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED DECEMBER 31

                                                                1996           1995           1994
                                                                ----           ----           ----
RESOURCE REVENUES
  Ongoing Operations
     Water resource .....................................   $  4,505,000   $  4,974,000   $  4,820,000
     Property redevelopment .............................      1,120,000        998,000      1,052,000
     Income from equity method investments ..............      1,539,000        162,000             --
     Mill Site land sale ................................      6,371,000             --             --
     Waste management ...................................             --             --      2,400,000
                                                            ------------   ------------   ------------

         Total ongoing operations .......................     13,535,000      6,134,000      8,272,000
                                                            ------------   ------------   ------------

  Interim Activities
     Lease, service and other ...........................      1,879,000      2,774,000      4,199,000
     Asset sales ........................................             --      2,200,000             --
                                                            ------------   ------------   ------------

         Total interim activities .......................      1,879,000      4,974,000      4,199,000
                                                            ------------   ------------   ------------

         Total resource revenues ........................     15,414,000     11,108,000     12,471,000
                                                            ------------   ------------   ------------

RESOURCE OPERATING COSTS
  Operations and maintenance ............................      1,092,000      1,496,000      1,970,000
  Administrative support expenses .......................      2,220,000      2,296,000      3,193,000
                                                            ------------   ------------   ------------

         Total resource operating costs .................      3,312,000      3,792,000      5,163,000
                                                            ------------   ------------   ------------

INCOME FROM RESOURCES ...................................     12,102,000      7,316,000      7,308,000

  Corporate general and administrative expenses .........      3,837,000      4,201,000      3,430,000
                                                            ------------   ------------   ------------

INCOME FROM OPERATIONS ..................................      8,265,000      3,115,000      3,878,000

  Net interest expense (income) .........................        819,000        665,000       (155,000)
                                                            ------------   ------------   ------------

INCOME BEFORE INCOME TAX PROVISION AND EXTRAORDINARY LOSS      7,446,000      2,450,000      4,033,000

  Income tax provision
     Currently payable ..................................         92,000             --        125,000
     Deferred tax expense ...............................        840,000        721,000             --
     Deferred tax expense credited to equity ............      3,945,000        335,000      1,621,000
                                                            ------------   ------------   ------------

INCOME BEFORE EXTRAORDINARY LOSS ........................      2,569,000      1,394,000      2,287,000

EXTRAORDINARY LOSS (NET OF INCOME TAXES OF $1,705,000) ..             --             --      2,233,000
                                                            ------------   ------------   ------------

NET INCOME ..............................................   $  2,569,000   $  1,394,000   $     54,000
                                                            ============   ============   ============

EARNINGS PER SHARE BEFORE EXTRAORDINARY LOSS ............   $        .24   $        .13   $        .21
                                                            ============   ============   ============

NET EARNINGS PER SHARE ..................................   $        .24   $        .13   $        .01
                                                            ============   ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ...........     10,716,032     10,671,665     10,671,154






The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31

                                                               1996             1995              1994
                                                               ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .........................................   $  2,569,000    $  1,394,000    $     54,000
    Provision for income tax which is credited to equity      3,945,000         335,000          38,000
    Equity income in Penske Motorsports, Inc. ..........       (889,000)             --              --
    Deferred tax expense ...............................        840,000         721,000              --
    Depreciation and amortization ......................        952,000         436,000         430,000
    Extraordinary loss (paid) accrued ..................             --      (3,938,000)      3,938,000
    Gain on sale of Speedway Business Park .............     (6,371,000)             --              --
    Gain from the CSI Settlement .......................             --      (2,200,000)             --
    Allowance for doubtful accounts ....................         36,000         258,000        (148,000)
    Changes in assets:
      Receivable and other .............................         77,000        (755,000)        446,000
    Changes in liabilities:
      Current liabilities ..............................     (2,810,000)        798,000        (880,000)
      Long-term accrued liabilities ....................        306,000              --              --
                                                           ------------    ------------    ------------

    Net cash flows from operating activities ...........     (1,345,000)     (2,951,000)      3,878,000
                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Minority interest and other liabilities ............        670,000       1,538,000              --
    Proceeds from the sale of Speedway Business Park ...      5,000,000              --              --
    Proceeds from the CSI Settlement ...................      3,661,000              --              --
    Capital expenditures ...............................     (9,273,000)     (1,605,000)     (1,334,000)
    Environmental remediation expenditures .............     (6,595,000)     (5,950,000)     (1,698,000)
    Environmental insurance proceeds (net) .............      2,582,000      13,823,000              --
    Investment in Penske Motorsports, Inc. .............        232,000        (309,000)       (250,000)
    Other investments ..................................       (268,000)       (184,000)       (100,000)
    Short-term investments and marketable securities ...             --       3,624,000       6,418,000
    Investment in Fontana Union Water Co. ..............             --         (62,000)             --
    Purchase of Lusk Joint Venture Properties ..........             --              --      (8,814,000)
                                                           ------------    ------------    ------------

    Net cash flows from investing activities ...........     (3,991,000)     10,875,000      (5,778,000)
                                                           ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock ...........................        121,000         166,000          46,000
    Borrowing under revolver-to-term credit facility ...      3,000,000              --              --
    Principal payments on note payable .................       (240,000)       (358,000)        (60,000)
    Payment of loan fees ...............................             --              --        (761,000)
                                                           ------------    ------------    ------------

    Net cash flows from financing activities ...........      2,881,000        (192,000)       (775,000)
                                                           ------------    ------------    ------------

NET CHANGES IN CASH AND CASH EQUIVALENTS ...............     (2,455,000)      7,732,000      (2,675,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........     10,937,000       3,205,000       5,880,000
                                                           ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...............   $  8,482,000    $ 10,937,000    $  3,205,000
                                                           ============    ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES INC. AND SUBSIDIARIES



           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         COMMON STOCK         CAPITAL IN
                                 --------------------------    EXCESS OF    RETAINED
                                    SHARES       AMOUNT       PAR VALUE     EARNINGS       TOTAL
                                 --------------------------------------------------------------------
Balance at December 31, 1993     10,427,962   $   313,000   $59,672,000   $ 6,679,000   $66,664,000

   Provision for income tax,
     credited to equity .....            --            --        38,000            --        38,000

   Issuance of shares of
     common stock ...........         9,400            --        46,000            --        46,000

   Net Income ...............            --            --            --        54,000        54,000
                                -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1994     10,437,362       313,000    59,756,000     6,733,000    66,802,000
                                -----------   -----------   -----------   -----------   -----------

   Provision for income tax,
     credited to equity .....            --            --       335,000            --       335,000

   Issuance of shares of
     common stock ...........        33,252         1,000       165,000            --       166,000

   Net Income ...............            --            --            --     1,394,000     1,394,000
                                -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1995     10,470,614       314,000    60,256,000     8,127,000    68,697,000
                                -----------   -----------   -----------   -----------   -----------

   Increase in investment in
   Penske Motorsports, Inc. .
   due to public offering ...            --            --     6,116,000            --     6,116,000

   Provision for income tax,
     credited to equity .....            --            --     3,945,000            --     3,945,000

   Issuance of shares of
     common stock ...........        17,500         1,000       120,000            --       121,000

   Net Income ...............            --            --            --     2,569,000     2,569,000
                                -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1996     10,488,114   $   315,000   $70,437,000   $10,696,000   $81,448,000
                                ===========   ===========   ===========   ===========   ===========

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

     Fontana Union Water Company ("Fontana Union"). The Company, through its wholly-owned subsidiary Fontana Water Resources, Inc. ("FWR"), owns 50.88% of Fontana Union, a mutual water company, which entitles the Company to its proportionate share of Fontana Union water. The Company has effectively transferred its control in Fontana Union to Cucamonga pursuant to a 102-year lease of its Fontana Union shares ("Cucamonga Lease") which the Company entered into in March 1989 and which was amended in 1989, 1992 and 1993. Therefore, Kaiser receives no direct benefit from nor has any direct exposure to the operations or financial performance of Fontana Union. Consequently, Kaiser's investment in Fontana Union is recorded on the cost method with revenues from the Cucamonga Lease being recorded on a current basis pursuant to the terms and conditions of the Lease. (See Note 9.)

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

INVESTMENT IN PENSKE MOTORSPORTS, INC.

     The Company accounts for its investment in Penske Motorsports, Inc. ("PMI") under the equity method of accounting because the Company exercises significant influence over the operations of PMI through its representation on the Board of Directors and PMI Board Committees.

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

FINANCIAL STATEMENT RESTATEMENT AND RECLASSIFICATIONS

     The 1995 Balance Sheet and certain footnote disclosure has been restated as discussed in the footnote entitled Environmental Remediation Reserve. (See Note 8.)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments.

     Receivables. The carrying amount approximates fair value because of the short-term maturity of these instruments.

     Long-Term Debt. The carrying approximates fair value based on the current rates offered to the Company for debt of the same remaining maturities.


NOTE 3.       ACCOUNTS RECEIVABLE

     Accounts receivable as of December 31 consisted of the following:

                                                                              1996             1995
                                                                              ----             ----
       Cucamonga County Water District...............................     $ 2,099,000        $1,790,000
       Penske Motorsports, Inc.......................................         843,000            54,000
       Burrtec Waste Industries......................................         461,000            17,000
       Other.........................................................         848,000         1,963,000
                                                                          -----------        ----------
                                                                            4,251,000         3,824,000
       Allowance for doubtful accounts...............................      (1,034,000)         (494,000)
                                                                          -----------        ----------
                Total................................................     $ 3,217,000        $3,330,000
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

     In March, 1996, Penske Motorsports, Inc. ("PMI") effected a recapitalization resulting in PMI ownership of the outstanding shares of Michigan International Speedway, Inc., Pennsylvania International Raceway, Inc., The California Speedway Corporation, Motorsports International Corp., Competition Tire West, Inc. and Competition Tire South, Inc. Subsequent to the recapitalization, PMI completed an initial public offering ("IPO") by issuing 3,737,500 shares of common stock at a price to the public of $24 per share. The proceeds to PMI, after underwriting discounts and commissions and other offering expenses, were approximately $83.1 million. As a result of the IPO, which materially increased the Company's share of PMI's stockholder's equity, the Company has recorded an increase in its equity investment in PMI of $6,513,000 and corresponding increases in deferred income taxes and capital in excess of par value of $397,000 and $6,116,000, respectively. As an additional result of the IPO, when the Company converted its PMI preferred stock into PMI common stock, the Company changed its accounting for this investment from the cost to the equity method of accounting and began recording it's share of undistributed equity in the earnings of PMI effective April 1, 1996.

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

     PMI promoted a total of nine major racing events at MIS and Nazareth in 1996 and currently expects to promote a total of 15 racing events at MIS, Nazareth and TCS in 1997. Of the anticipated 1997 races, 9 are to be sanctioned by the National Association for Stock Car Auto Racing, Inc. ("NASCAR(R)") including 3 associated with the Winston Cup Series professional stock car racing circuit, 3 races with the NASCAR

Busch Grand National Series, 1 race associated with the NASCAR Winston West Series, and 2 races associated with the Sears Craftsman Truck Series; 3 races will be sanctioned by Championship Auto Racing Teams, Inc. ("CART(R)"); 2 races will be sanctioned by Automobile Racing Club of America ("ARCA"); and 2 races will be with the International Race of Champions ("IROC").

     Total 1996 revenues for PMI, on a consolidated basis were $55.2 million with a net income of $10.9 million, or $.90 per share. The Company's share of undistributed equity in the earnings of PMI for 1996, was $889,000 net of residual transaction expenses.

     A condensed balance sheet of PMI as of December 31, follows:

                                                                          1996                     1995
                                                                          ----                     ----
       Current Assets............................................     $ 33,559,000             $ 8,458,000
       Property and Equipment....................................      140,402,000              61,009,000
       Other Assets..............................................       10,036,000               3,788,000
                                                                      ------------             -----------
                Total Assets.....................................     $183,997,000             $73,255,000
                                                                      ============             ===========

       Current Liabilities.......................................     $ 25,801,000             $15,664,000
       Other Liabilities.........................................        3,825,000               1,454,000
       Deferred taxes............................................        8,969,000               9,115,000
       Minority Interest.........................................              ---               1,210,000
       Stockholders' Equity......................................      145,402,000              45,812,000
                                                                      ------------             -----------
                Total Liabilities and Stockholders' Equity.......     $183,997,000             $73,255,000
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

NOTE 6.  BUILDINGS AND EQUIPMENT (NET)

     Buildings and equipment (net) as of December 31 consisted of the following:

                                                                               1996               1995
                                                                               ----               ----
       Buildings and structures .....................................     $ 2,074,000         $ 2,063,000
       Machinery and equipment.......................................       1,621,000           1,557,000
                                                                           ----------          ----------
                                                                            3,695,000           3,620,000
       Accumulated depreciation......................................      (1,485,000)         (1,187,000)
                                                                          -----------         -----------
                Total................................................     $ 2,210,000         $ 2,433,000
                                                                          ===========         ===========


NOTE 7.  ACCRUED LIABILITIES

     Accrued liabilities as of December 31 consisted of the following:

                                                                            1996               1995
                                                                            ----               ----
       Environmental insurance settlement costs......................     $1,313,000         $3,938,000
       Compensation and related employee costs.......................      1,353,000          1,475,000
       Other  .......................................................      1,459,000            855,000
                                                                          ----------         ----------
              Total..................................................     $4,125,000         $6,268,000
                                                                          ==========         ==========

NOTE 8.       ENVIRONMENTAL REMEDIATION RESERVE

     The Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $20 million and $32 million, as determined on an undiscounted basis, depending both upon the ultimate extent of the environmental remediation and clean-up involved and upon which approved remediation alternatives are eventually selected. In order to improve the presentation regarding these future remediation and other environmental costs, the Company has elected to restate all balance sheet information presented to show, as a separate liability rather than as an offset to land, the amount of future remediation and other environmental costs reflected in its financial statements. The restatement reflects the amounts originally recognized when the Company emerged from bankruptcy comprised of a $34.7 million remediation adjustment to land and a $6.6 million groundwater remediation reserve and $12.5 million in environmental insurance litigation settlement proceeds received in 1995, reduced by approximately $21.6 million in remediation and other environmental costs expended through December 31, 1996. The Company's decision to restate its balance sheet information is based upon the more extensive investigation and remediation activities that have been pursued over the past two years and the Company's ability to better estimate the probable range of future remediation and other environmental costs.

     As of December 31, 1996, the total short-term and long-term environmental remediation liabilities reflected on the Company's balance sheet was approximately $32.2 million, which is the high end of the probable range of future remediation and other environmental costs. Below is a table showing the activity in the remediation liability accounts for the years ended December 31:

                                             1996            1995
                                             ----            ----

        Beginning Estimated Liability   $ 39,411,000    $ 34,529,000

          Environmental Insurance
             Proceeds ...............             --      12,500,000

          Remediation Costs Incurred      (7,188,000)     (7,618,000)
                                        ------------    ------------

        Ending Estimated Liability ..     32,223,000      39,411,000

          Less:  Current Portion ....     (5,757,000)     (7,235,000)
                                        ------------    ------------

        Long-term Portion ...........   $ 26,466,000    $ 32,176,000
                                        ============    ============

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

     A summary of the status of the stock option grants under the Company's Stock Plans' as of December 31, 1996 and 1995 and activities during the years ending on those dates is presented below:

                                           1996                          1995                      1994
                                --------------------------   -------------------------  ------------------------
                                          WEIGHTED-AVERAGE            WEIGHTED-AVERAGE          WEIGHTED-AVERAGE
                                               EXERCISE                   EXERCISE                  EXERCISE
                                  OPTIONS       PRICE        OPTIONS        PRICE        OPTIONS      PRICE
                                  -------       -----        -------        -----        -------      -----
Outstanding at beginning of
   year ....................      809,661    $   11.63       652,836    $   13.00        493,903    $   12.39

Granted ....................      639,000        10.87       182,000         5.93        165,000        14.64
Exercised ..................      (17,500)        6.89       (17,801)        4.26         (6,067)        8.11
Forfeited ..................           --           --        (7,374)       10.09             --           --
                               ----------    ---------       -------    ---------        -------    ---------
Outstanding at end of year .    1,431,161    $   11.35       809,661    $   11.63        652,836    $   13.00
                               ==========                    =======                     =======

Options exercisable at year
   end .....................      497,791    $   11.29       425,916    $   10.97        309,937    $   11.45
                               ==========                    =======                     =======

Weighted-average fair value
   of options granted during
   the year ................   $     2.87                  $    1.22


     The following table summarizes information about fixed stock options outstanding as of December 31, 1996:

                                               OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                      -------------------------------------    --------------------------------------
                      WEIGHTED-
                      AVERAGE                             WEIGHTED-                               WEIGHTED-
   RANGE OF          REMAINING                             AVERAGE                                 AVERAGE
 EXERCISE PRICES     LIFE (YEARS)         OPTIONS       EXERCISE PRICE          OPTIONS         EXERCISE PRICE
 ---------------     ------------         -------       --------------          -------         --------------
$3.00 to $  7.50          7.7              185,511         $ 5.71               123,741          $   5.66
$7.51 to $ 17.58          7.8            1,245,650         $12.22               374,050          $  13.16

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans other than for compensation and performance-based stock awards. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for the awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("FAS 123") the effect on the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                               1996                1995
                               ----                ----
Net Earnings
  As reported            $   2,569,000      $  1,394,000
  Pro forma              $   2,160,000      $  1,249,000

Earnings per share
  As reported            $        0.24      $       0.13
  Pro forma              $        0.20      $       0.12

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

     During 1995, in connection with the contribution of the land to PMI, the Company reclassified $22.5 million of land to investment in PMI.

     During 1994, non-cash investing activities included a $6,000,000 note payable as part of the Company's purchase of properties owned by the Lusk Joint Ventures.

NOTE 12. INCOME TAXES

     The income tax provisions for the years ended December 31, 1996, 1995 and 1994 are composed of the following:

                                                                   1996                1995                1994
                                                                   ----                ----                ----
      Current tax expense:
         Federal...........................................   $    56,000         $       ---         $     92,000
         State.............................................        36,000                 ---               33,000
                                                              -----------         -----------         ------------
                                                                   92,000                 ---              125,000
                                                              -----------         -----------         ------------
      Deferred tax expense credited to equity:
         Federal...........................................     3,945,000             335,000            1,371,000
         State.............................................           ---                 ---              250,000
                                                              -----------         -----------         ------------
                                                                3,945,000             335,000            1,621,000
                                                              -----------         -----------         ------------
     Deferred tax expense:
         Federal...........................................           ---                 ---                  ---
         State.............................................       840,000             721,000                  ---
                                                              -----------         -----------         ------------
                                                                  840,000             721,000                  ---
                                                              -----------         -----------         ------------
     Tax benefit of extraordinary item (Note 13):
     Current tax benefit:
         Federal...........................................           ---                 ---              (92,000)
         State.............................................           ---                 ---              (30,000)
                                                              -----------         -----------         ------------
                                                                      ---                 ---             (122,000)
                                                              -----------         -----------         ------------
     Deferred tax benefit credited to equity:
         Federal...........................................           ---                 ---           (1,339,000)
         State.............................................           ---                 ---             (244,000)
                                                              -----------         -----------         ------------
                                                                      ---                 ---           (1,583,000)
                                                              -----------         -----------         ------------

                                                              $ 4,877,000         $ 1,056,000         $     41,000
                                                              ===========         ===========         ============

     In accordance with SFAS 109, the tax benefits of all deductible temporary differences and loss carryforwards that existed at the date of a reorganization must be credited directly to additional paid-in capital when the initial recognition of these benefits occurs subsequent to the reorganization.

     Income taxes paid in 1996 and 1994 were $20,000 and $272,000, respectively. There were no income taxes paid in 1995.

     Deferred tax liabilities (assets) are comprised of the following as of December 31, 1996 and 1995:

                                                                        1996                  1995
                                                                        ----                  ----

     Land held for development...............................      $  2,231,000           $  4,744,000
     Investment in Fontana Union.............................         6,440,000              6,440,000
     Investment in Penske Motorsports Inc....................        11,795,000              9,031,000

     Depreciation............................................            36,000                103,000
                                                                   ------------           ------------
                                                                     20,502,000             20,318,000
                                                                   ------------           ------------

     Groundwater remediation.................................          (690,000)              (695,000)

     Insurance Proceeds......................................        (2,165,000)            (5,098,000)
     Investment in MRC.......................................        (1,837,000)            (1,837,000)
     Accounts receivable reserve.............................          (181,000)              (166,000)
     Other...................................................        (1,262,000)            (1,219,000)
     Loss carryforwards......................................       (39,898,000)           (45,912,000)
                                                                   ------------           ------------
                                                                    (46,033,000)           (54,927,000)
                                                                   ------------           ------------
     Deferred tax asset valuation allowance..................        27,489,000             35,330,000
                                                                   ------------           ------------
                                                                   $  1,958,000           $    721,000
                                                                   ============           ============

     As indicated above, the net change in the valuation allowance was a reduction of $7,841,000 in 1996.

     A reconciliation of the effective income tax rate to the federal statutory rate, for financial reporting purposes, is as follows:

                                                                            1996         1995         1994
                                                                            ----         ----         ----
Federal statutory rate...............................................       34.0%        34.0%        34.0%
Increase resulting from state tax, net of federal benefit............        5.1          6.1          6.1
Other................................................................        2.4          3.0          3.0
Additional recognition of pre-reorganization benefits................       17.5          ---         ---
Increase in valuation allowance on state NOLs........................        6.2          ---         ---
                                                                         ---------    ---------    ------
                                                                            65.2%        43.1%        43.1%
                                                                         ========     ========     ========

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


NOTE 14.   LEASED ASSETS AND SIGNIFICANT CUSTOMERS

LONG-TERM LEASES

     The Company has long-term lease agreements with Cucamonga pursuant to the Cucamonga Lease (Note 1), Management Training Corporation ("MTC") and California Steel Industries ("CSI"). Minimum lease payments expected to be received by the Company through the next five years are as follows:

      YEAR ENDING           CUCAMONGA                                    CSI SERVICE
      DECEMBER 31             LEASE                MTC LEASE              AGREEMENT                 TOTAL
      -----------             -----                ---------              ---------                 -----
          1997            $ 4,867,000             $625,000                $ 220,000             $ 5,712,000
          1998            $ 4,867,000             $    ---                $ 110,000             $ 4,977,000
          1999            $ 4,867,000             $    ---                $       ---           $ 4,867,000
          2000            $ 4,867,000             $    ---                $       ---           $ 4,867,000
          2001            $ 4,867,000             $    ---                $       ---           $ 4,867,000

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

SIGNIFICANT CUSTOMERS

     The Company received substantial portions of its revenue from the following customers:

       YEAR ENDED       CUCAMONGA                                       CSI SERVICE
      DECEMBER 31        LEASE                     MTC LEASE            AGREEMENT              MRC LEASE
      -----------        -----                     ---------            ---------              ---------
          1996        $4,505,000                 $709,000               $  217,000                   ---
          1995        $4,974,000                 $699,000               $  416,000                   ---
          1994        $4,820,400                 $694,000               $1,859,000             $2,400,000


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

BANKRUPTCY ADVERSARY LITIGATION/CLAIMS

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

NOTE 18.  QUARTERLY FINANCIAL DATA (Unaudited)

                                            FIRST        SECOND       THIRD         FOURTH
                                           QUARTER       QUARTER      QUARTER       QUARTER
                                           -------       -------      -------       -------
1996

Resource revenues ....................   $ 2,034,000   $ 2,423,000   $ 2,345,000   $ 8,612,000

Income from operations ...............   $   335,000   $   658,000   $   677,000   $ 6,595,000

Income before income tax provision ...   $   224,000   $   519,000   $   521,000   $ 6,182,000

Net income ...........................   $   127,000   $   294,000   $   296,000   $ 1,852,000

Earnings per share ...................   $       .01   $       .03   $       .03   $       .17

1995

Resource revenues ....................   $ 1,999,000   $ 2,150,000   $ 2,089,000   $ 4,870,000

Income from operations ...............   $   237,000   $   243,000   $   291,000   $ 2,266,000

Income before income tax provision ...   $    88,000   $    86,000   $   108,000   $ 2,168,000

Net income ...........................   $    50,000   $    49,000   $    62,000   $ 1,233,000

Earnings per share ...................   $       .00   $       .00   $       .01   $       .12

1994

Resource revenues ....................   $ 2,944,000   $ 2,848,000   $ 3,302,000   $ 3,377,000

Income from operations ...............   $   781,000   $   882,000   $ 1,105,000   $ 1,092,000

Income before income tax provision and
    extraordinary loss ...............   $   889,000   $   998,000   $ 1,146,000   $ 1,000,000

Income before extraordinary loss .....   $   504,000   $   566,000   $   650,000   $   567,000

Extraordinary loss (net of taxes) ....            --            --            --   $ 2,233,000

Net income (loss) ....................   $   504,000   $   566,000   $   650,000   $(1,666,000)

Earnings (loss) per share
   Before extraordinary loss .........   $      0.05   $      0.05   $      0.06   $      0.05
   After extraordinary loss ..........   $      0.05   $      0.05   $      0.06   $     (0.15)


          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                            BALANCE AT           CHARGED TO          DEDUCTIONS
                                             BEGINNING           COSTS AND              FROM                BALANCE AT
           CLASSIFICATION                    OF PERIOD          EXPENSES (A)        RESERVES (B)          END OF PERIOD
--------------------------------------    ----------------    -----------------    ----------------     -------------------

YEAR ENDED DECEMBER 31, 1996

Allowance for losses in collection
of current accounts receivable......      $       494,000     $       668,000      $      128,000       $    1,034,000
                                          ===============     ===============      ==============       ==============


YEAR ENDED DECEMBER 31, 1995

Allowance for losses in collection
of current accounts receivable......      $       156,000     $       423,000      $       85,000       $      494,000
                                          ===============     ===============      ==============       ==============


YEAR ENDED DECEMBER 31, 1994

Allowance for losses in collection
of current accounts receivable......      $       314,000     $       149,000      $      307,000       $      156,000
                                          ===============     ===============      ==============       ==============



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


(B) Amount charged off during the year.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Registrant's 1996 Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  April 1, 1997

                                    KAISER VENTURES INC.


                                    By:      /s/ Richard E. Stoddard
                                    -------------------------------------
                                    Name:    Richard E. Stoddard
                                    -------------------------------------
                                    Title:   Chief Executive Officer and
                                    -------------------------------------
                                             Chairman of the Board
                                    -------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Registrant's 1996 Form 10-K Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                       TITLE             DATE
                 ---------                       -----             ----


1.  Principal Executive Officer

    /s/ Richard E. Stoddard       Chief Executive Officer and      April 1, 1997
    ---------------------------   Chairman of the Board
    Richard E. Stoddard

2.  President

    /s/ Gerald A. Fawcett         President and Chief Operating    April 1, 1997
    ---------------------         Officer
    Gerald A. Fawcett

3.  Principal Financial and
    Accounting Officer

    /s/ James F. Verhey           Sr. Vice President Finance and   April 1, 1997
    ----------------------------  Chief Finance Officer
    James F. Verhey

                    SIGNATURE            TITLE                     DATE
                    ---------            -----                     ----

4.    Directors

      *                                Director                 April 1, 1997
      ---------------------------
      Ronald E. Bitonti

      *                                Director                 April 1, 1997
      ---------------------------
      Todd G. Cole

      *                                Director                 April 1, 1997
      ---------------------------
      Reynold C. MacDonald

      *                                Director                 April 1, 1997
      ---------------------------
      William J. Morgan

      *                                Director                 April 1, 1997
      ---------------------------
      Charles E. Packard

      *                                Director                 April 1, 1997
      ---------------------------
      Thomas S. Rabone

      *                                Director                 April 1, 1997
      ---------------------------
      Lyle B. Stevenson

      *                                Director                 April 1, 1997
      ---------------------------
      Marshall F. Wallach



                  *  By:  /s/ Richard E. Stoddard
                           Richard E. Stoddard
                           Attorney-In Fact