Form 10-Q
period 1997-03-31
KAISER VENTURES INC
filed 1997-05-14
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997             Commission File Number 0-18858



                              KAISER VENTURES INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               94-0594733
--------------------------------                           ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                   3633 East Inland Empire Blvd., Suite 850
                          Ontario, California  91764
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

                                  Yes [X] No

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                  Yes [x] No

On April 30, 1997, the Company had 10,542,548 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q

                                                                        PAGE
                                                                        ----

INTRODUCTION

  BUSINESS UPDATE.....................................................    1

PART I

  Item 1.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS................    6

  Item 2.         FINANCIAL STATEMENTS................................   14

                  CONSOLIDATED BALANCE SHEETS.........................   14

                  CONSOLIDATED STATEMENTS OF OPERATIONS...............   16

                  CONSOLIDATED STATEMENTS OF CASH FLOWS...............   17

                  CONSOLIDATED STATEMENT OF CHANGES IN
                   STOCKHOLDERS' EQUITY...............................   18

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........   19

PART II

  Item 1.         LEGAL PROCEEDINGS...................................   21

  Item 2.         CHANGES IN SECURITIES...............................   21

  Item 3.         DEFAULTS UPON SENIOR SECURITIES.....................   21

  Item 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS...   21

  Item 5.         OTHER INFORMATION...................................   21

  Item 6.         EXHIBITS AND REPORTS ON FORM 8-K....................   21

SIGNATURES............................................................   22

                       AVAILABILITY OF PREVIOUS REPORTS
                       --------------------------------

     The Company will furnish without charge, to each stockholder, upon written request of any such person, a copy of the Company's annual report on Form 10-k for the year ended December 31, 1996 (the "10-K Report") as filed with the Securities Exchange and Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K Report that are not currently stockholders of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K Report should be directed to Vice President-Corporate Relations, at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764.

     The reader is encouraged to read this Form 10-Q Report in conjunction with the 10-K Report since the information contained herein is often an update of the information in such report.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          FORWARD-LOOKING STATEMENTS

  EXCEPT FOR THE HISTORICAL STATEMENTS AND DISCUSSIONS CONTAINED HEREIN, STATEMENTS CONTAINED IN THIS 10-Q REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ANY 10-K, ANNUAL REPORT TO STOCKHOLDERS, 10-Q OR 8-K REPORT OF THE COMPANY MAY INCLUDE FORWARD-LOOKING STATEMENTS. IN ADDITION, OTHER WRITTEN OR ORAL STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS HAVE BEEN MADE AND MAY BE MADE IN THE FUTURE BY THE COMPANY. WHEN USED OR INCORPORATED BY REFERENCE IN THIS 10-Q REPORT OR IN OTHER WRITTEN OR ORAL STATEMENTS, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED, EXPECTED OR PROJECTED. FOR EXAMPLE, ACTUAL RESULTS COULD MATERIALLY DIFFER FROM THOSE PROJECTED AS A RESULT OF FACTORS SUCH AS, BUT NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AND SOUTHERN CALIFORNIA; THE IMPACT OF FEDERAL, STATE, AND LOCAL LAWS AND REGULATIONS ON THE COMPANY'S DEVELOPMENT ACTIVITIES; THE IMPACT OF WEATHER ON THE COMPANY'S CONSTRUCTION RELATED ACTIVITIES; THE DISCOVERY OF UNANTICIPATED ENVIRONMENTAL CONDITIONS ON ANY OF THE COMPANY'S PROPERTIES; OR THE FAILURE OF THE BANKRUPTCY DISCHARGE GRANTED TO THE COMPANY TO ADDRESS CLAIMS AND LITIGATION THAT RELATE TO THE PRE-BANKRUPTCY ACTIVITIES OF KAISER STEEL CORPORATION. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENTION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


                                  INTRODUCTION

BUSINESS UPDATE

GENERAL

  Kaiser Ventures Inc. ("Kaiser" or the "Company" which shall be deemed to include its wholly-owned subsidiaries unless otherwise provided herein) continues to work on the development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company which is leased to Cucamonga County Water District ("Cucamonga") pursuant to a 102-year take-or-pay lease; (ii) a 12.29% interest in Penske Motorsports, Inc. ("PMI"), a publicly traded motorsports company; (iii) approximately 668 acres (gross) of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); (iv) an approximate 73% interest in Mine Reclamation Corporation ("MRC"), the Company seeking to permit a rail-haul municipal solid waste landfill (the "Landfill Project"); and (v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. The Company also has approximately $107,000,000 of federal net operating loss tax carryforwards as of December 31, 1996, which arose as a result of the bankruptcy reorganization of KSC. The Company is the reorganized successor of KSC.

  Since the filing of the 1996 Form 10-K Report, there have been significant developments with regard to the continued redevelopment of the Mill Site Property and with respect to the Landfill Project. See, "Introduction - Business Update - Property Redevelopment and "Introduction - Business Update - Waste Management - Eagle Mountain Landfill Project." In addition, a reader of this Form 10-Q Report is strongly encouraged to read the entire report, together with the Company's 1996 Form 10-K Report for background information and a complete understanding as to material developments concerning the Company.

                     KAISER VENTURES INC. AND SUBSIDIARIES

INVESTMENT IN FONTANA UNION WATER COMPANY

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga pursuant to a 102-year take-or-pay lease expiring in 2092 (the "Cucamonga Lease"). Under the terms of the Cucamonga Lease, Cucamonga's payments to the Company are based upon established fixed quantities of water for most of the applicable sources, multiplied by a fixed percentage of the rate for untreated and non-interruptible water from the Metropolitan Water District of Southern California ("MWD") as available through the Chino Basin Municipal Water District as it may change from time-to-time (the "Lease Rate").

  During the first quarter of 1997 the Company continued its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease and the Lease Rate. Discovery is ongoing with a trial on the matter currently anticipated by year-end or in early 1998.

INVESTMENT IN PENSKE MOTORSPORTS, INC.

  The Company owns 1,627,923 shares, or approximately 12.29% of the common stock of PMI. The Company's ownership interest in PMI was acquired as a result of:
(i) its contribution in November, 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which the California Speedway ("TCS") has been built; and (ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December, 1996. PMI is traded on the NASDAQ National Market under the symbol "SPWY".

  PMI is a leading promoter and marketer of professional motorsports in the United States as well as an owner and operator of speedway facilities. PMI currently owns: (i) Michigan International Speedway, Inc. which owns and operates the Michigan Speedway, in Brooklyn, Michigan; (ii) The California Speedway Corporation, the developer of TCS near Los Angeles, California; (iii) Pennsylvania International Raceway, Inc. which owns and operates the Nazareth Motor Speedway in Nazareth, Pennsylvania; (iv) Motorsports International Corp., a motorsports apparel and memorabilia company; (v) Competition Tire West, Inc. and Competition Tire South, Inc., distributors of Goodyear racing tires in the mid-west and southern regions of the United States; and (vi) approximately four
(4) percent of the stock of North Carolina Motor Speedway, Inc. which owns and operates the North Carolina Motor Speedway, Rockingham, North Carolina.

  During the first quarter of 1997, PMI announced that it had entered into an option to acquire an additional sixty five percent (65%) of the stock in North Carolina Motor Speedway, Inc. PMI has also offered to acquire the balance of the stock in North Carolina Motor Speedway, Inc. North Carolina Motor Speedway is a 1.017 mile oval track which hosts two NASCAR Winston Cup Series races, two NASCAR Busch Grand National races and the annual Unocal 76/Rockingham Pit Crew Championship.

  Except for minor items, the construction of TCS has been completed with its inaugural races scheduled for the weekend of June 21, 1997. PMI paid to the Company a quarterly fee of $162,500 in the first quarter. The agreement to pay such quarterly fees expired at the end of the first quarter of 1997. For the first quarter of 1997, PMI announced gross revenues of $5.4 million and a net loss of $1.5 million or $.11 per share for the first quarter of 1997. Due to the seasonal nature of racing, losses are anticipated in the first and fourth quarter of the year and profits in the second and third quarters. As a result, the Company's reported share of PMI's net income/loss will reflect the seasonal nature of PMI's business. In addition, PMI incurrred significant expenses in the first quarter related to the start-up of TCS. The Company began accounting for its share of PMI's net income as of April 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     KAISER VENTURES INC. AND SUBSIDIARIES

  The following table sets forth the range of the low and high reported bid price of PMI's common stock for the first quarter of 1997, as reported on the NASDAQ National Market System.

1997:              LOW       HIGH
                   ---       ----

First Quarter      $25.00    $30.75

  On May 9, 1997, the range of the reported bid price of PMI's common stock were $31.318 and $32.125, respectively.

PROPERTY REDEVELOPMENT

  Mill Site Redevelopment Plan. The Company is continuing to move forward with its plans to redevelop the balance of the Mill Site Property. After completion of the transactions with PMI, and taking into account the land to be used for the Mill Site materials recovery facility and transfer station ("Mill Site MRF"), the Company now owns approximately 668 acres (gross). However, depending upon the final redevelopment plan and after taking into account slope loss, rail road easements, the San Sevaine flood control channel, proposed streets and highway improvements, the sewer treatment facility, and other similar items, the Company anticipates having approximately 535 useable acres available for development. Following is a summary of the progress of the Company's redevelopment plans during the first quarter.

  The Napa Lots, which constitute a 31 acre portion of the Central Mill Site Property, and the MRF site, as discussed below, have already received all of the entitlements and permits necessary for their development. However, the balance of the Mill Site Property, owned by the Company, requires various entitlements and permits from San Bernardino County prior to redevelopment. The first formal step in the entitlement and permitting process was commenced on April 9, 1997, when the Company filed an application for a Specific Plan with San Bernardino County for all of its property except for approximately 26 acres within the City of Rancho Cucamonga and the approximately 135 acres of the East Slag Pile property.

  The Specific Plan application identified a wide variety of potential uses for the property. Potential uses include a rail-served distribution and commercial park, an inter-modal rail-truck distribution center, warehousing, a commercial truck stop, as well as other commercial and recreational uses. Of course, the final use for any specific parcel of the Mill Site Property will be dependent upon the real estate market and the needs of potential tenants, buyers and users of a particular parcel and subject to the general limitations imposed by the final Specific Plan.

  Separately and in addition to the permitting and entitlement process with the County, the Company continued its work during the first quarter with the California Department of Transportation and San Bernardino County to design and obtain approval for an improved interchange at Etiwanda and the I-10 Freeway. Such freeway improvements near the Mill Site Property would also involve the realignment of at least one existing street and the construction of other street improvements.

  The entire entitlement and permitting process which formally commenced April 9, 1997, is anticipated to take ten to fourteen months and involve an expenditure of approximately $1.5 million. In addition, the Company will continue to evaluate and undertake the required environmental remediation of portions of the Mill Site Property.

  Significant capital funds will be required to implement the infrastructure and access improvements. The Company will seek to minimize its capital investments for these improvements by seeking public or

                      KAISER VENTURES INC. AND SUBSIDIARIES

private financing sources; by structuring joint ventures and leases; or by contributing portions of the land for an ownership interest in operating companies seeking to develop the land. See Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

WEST VALLEY MATERIALS RECOVERY FACILITY

  The Company and Burrtec Waste Industries, Inc. ("Burrtec"), a privately-held company, are equal joint venture partners in the development of the West Valley Materials Recovery Facility (the "Joint Venture"), a proposed rail-served municipal solid waste transfer and recovery facility that, at full build out, will be located on three parcels totaling approximately 30 acres of the Mill Site Property . The Mill Site MRF has, other than the necessary construction and ancillary permits, received all required permits. During the first quarter, the Company and Burrtec continued to undertake those preliminary steps necessary to construct Phase 1 of the Mill Site MRF which is currently expected to include a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services. Offsite improvements and the grading of the site were completed in the first quarter. Trenching for utilities and foundation work has commenced. The total estimated cost for Phase 1 of the Mill Site MRF, including all equipment, is approximately $10,300,000. It is anticipated that the Company and Burrtec will be required to guarantee any third party financing obtained by the West Valley MRF, LLC.

  The Company is responsible for the environmental remediation of the property for the Mill Site MRF and is currently in the process of remediating a portion of the site. The remediation required has been more extensive than originally anticipated. However, final regulatory approval of the nature and extent of the required remediation has been obtained and the required remediation is nearing completion.

  The Company and Burrtec have reached agreement, in principle, on the terms of restructuring the Joint Venture as a limited liability company (the West Valley MRF, LLC, a California limited liability company), subject to obtaining acceptable third-party financing and the finalization of the legal documentation between the Company and Burrtec. It is currently anticipated that the legal documentation and financing will be completed in the second quarter of the year.

NAPA LOTS

  On April 9, 1997, the Company and Budway Enterprises, Inc. ("Budway"), a distributor of steel and other products, entered into an agreement for the sale of one of the Napa Lots of approximately 15.5 acres for approximately $2,869,515, or $4.25 a square foot. The sales price, subject to normal closing adjustments, will be paid by a minimum of a $1,000,000 cash down payment at the close of the transaction with the balance of the purchase price being paid by Budway's promissory note. The Company will subordinate the Budway note to the construction and permanent financing for the improvements to be built by Budway on the lot. This lot sale, which is subject to several contingencies including Budway obtaining appropriate construction financing, is anticipated to close on or before July 31, 1997. The Company currently estimates the gain to be approximately $200,000, which will be recorded when the transaction is consummated.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

MRC Lease. The elimination of the minimum monthly rent did not change the future royalty payments due the Company once the landfill commences operations.

  Financing. Since its initial acquisition of an equity interest in MRC, the Company, through its wholly-owned subsidiary, Eagle Mountain Reclamation, Inc., has made additional equity investments in MRC through a series of private placements with other MRC shareholders. Currently, the Company's ownership interest in MRC is approximately 73%. Because additional funding was needed to continue permitting activities, MRC completed a private placement of $2.5 million during the first quarter 1997. The Company is expected to invest approximately $1.9 million for its portion of this $2.5 million placement by the end of the second quarter 1997. The Company also agreed to provide MRC with up to an additional $1.8 million in equity during 1997. It is anticipated that additional equity contributions of approximately $1.9 million by the Company may be required in 1998. Financing in addition to that noted above will be required to complete the permitting of the Landfill Project, to fund anticipated litigation costs and to ultimately construct the Landfill Project.

  Permitting. During the first quarter of 1997, MRC continued to pursue the activities necessary to re-permit the Landfill Project. The final environmental impact report/environmental impact statement ("EIR/EIS") prepared by Riverside County's and the U.S. Bureau of Land Management's ("BLM") independent consultant was released to the public in January, 1997. The EIR/EIS examines the Landfill Project's potential impacts to such items as air quality, water, traffic, noise, and natural resources and also identifies measures to mitigate potential impacts.

  After the release of the final EIR/EIS, the Riverside Planning Commission held a total of seven public meetings on the Landfill Project. Extensive public comment on the Landfill Project was received and considered by the Planning Commission. After a complete and thorough review of the Landfill Project by the Riverside County Planning Commission, on May 7, 1997 the Planning Commission by a 4 to 1 vote recommended to the Riverside County Board of Supervisors approval of the Landfill Project. The Landfill Project must now be considered by the Riverside County Board of Supervisors. It is currently anticipated that the Riverside County Board of Supervisors will schedule hearings on the Landfill Project within the next 90 days. However, the Board has not, to date, established a hearing schedule. Furthermore, as discussed in more detail in the Company's 1996 10-K Report, it is unknown if the Board will delay the hearing of the Landfill Project until the conclusion of the investigation by the Federal Bureau of Investigation of Western Waste, Inc. which is proposing a major expansion of its El Sobrante landfill in Western Riverside County. MRC and the Landfill Project have no affiliation with Western Waste, Inc. and the El Sobrante project, but the Riverside County Board of Supervisors put at least a six month moratorium on the consideration of new or expanded landfills in October, 1996. Once the EIR and EIS is approved, assuming the EIR and EIS receive the necessary approvals, it will probably take up to an additional year to secure the necessary technical permits for the Landfill Project.

  As is discussed in more detail in the Company's 1996 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project which must be overcome to achieve the financing, permitting, construction and operation of the Landfill Project. There have been and will continue to be opponents to the Landfill Project. Given the legal challenges that have occurred to date and the controversies that generally surround landfill projects, future legal challenges are likely. The current anticipated time schedule for the Landfill Project is based on forward-looking information and as a result, the time schedule may not be achieved, because of the risks associated with the Project as well as delays inherent in the process.

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

INTERIM ACTIVITIES

  Revenues from interim activities are generated from various sources primarily related to the Mill Site Property. Significant components of interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, water and wastewater treatment service revenues (through 1996), revenues from the sale of recyclable materials and other miscellaneous short-term activities.

                     KAISER VENTURES INC. AND SUBSIDIARIES

SUMMARY OF REVENUE SOURCES

  Due to the development nature of certain Company projects and the Company's recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See "Introduction. Business Update." for a discussion of recent material events affecting the Company's revenue sources.

  In addition, due to the concentration of motorsport racing events between April and September, PMI's operations have been, and will continue to be, highly seasonal. PMI has no current plans to host any major racing events in the first quarter and only one major racing event in the fourth quarter at its existing facilities. As a result, the Company's reported share of undistributed equity in the earnings of PMI will likely be positive (income) in the second and third quarters and negative (loss) in the first and fourth quarters.

RESULTS OF OPERATIONS

ANALYSIS OF RESULTS FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996

  An analysis of the significant components of the Company's resource revenues for the Quarters ended March 31, 1997 and 1996 follows:

                                               1997           1996       % INC. (DEC)
                                           ------------   ------------   -------------
ONGOING OPERATIONS
 Water resource.........................    $1,133,000     $1,116,000              2%
 Property redevelopment.................       342,000        263,000             30%
 Income (Loss) from equity method
   investments..........................       (23,000)       163,000           (114%)
                                            ----------     ----------

   TOTAL ONGOING OPERATIONS.............     1,452,000      1,542,000             (6%)

INTERIM ACTIVITIES
 Lease, service and other...............       385,000        475,000            (19%)
                                            ----------     ----------

   TOTAL RESOURCE REVENUES..............    $1,837,000     $2,017,000             (9%)
                                            ==========     ==========

REVENUES AS A PERCENTAGE OF TOTAL
RESOURCE REVENUES:
 Ongoing operations.....................            79%            76%
 Interim activities.....................            21%            24%
                                            ----------     ----------

  TOTAL RESOURCE REVENUES...............           100%           100%
                                            ==========     ==========

  Resource Revenues. Total resource revenues for the first quarter of 1997 were $1,837,000, compared to $2,017,000 for 1996. Revenues from ongoing operations decreased 6% during the quarter to $1,452,000 from $1,542,000 in 1996, while revenues from interim activities declined 19% to $385,000 from $475,000 in 1996. Revenues from ongoing operations as a percentage of total revenues increased to 79% in 1997 from 76% in 1996.

  Ongoing Operations. Water lease revenues under the Company's take-or-pay lease with Cucamonga, which terminates in the year 2092, were $1,133,000 during the first quarter of 1997 compared to

                      KAISER VENTURES INC. AND SUSIDIARIES

$1,116,000 for 1996. The 2% increase in water revenues during the quarter reflects an increase, effective February 1, 1997, in the rate, from $346 per acre foot to $351 per acre foot, that Cucamonga is paying the Company for water under the lease with Cucamonga. As previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts actually received from Cucamonga. The total amount of lease payments in dispute as of March 31, 1997 is approximately $872,000. In addition, MWD has stated that it may further refine its rate structure in the near future.

  Property redevelopment revenues were $342,000 for 1997 compared to $263,000 for 1996. The 30% increase from 1996 is primarily a result of: (a) the classification, in 1997, as ongoing operations-property redevelopment, the revenue related to the Mill Site sewer treatment plant as a result of the Company's renewed commitment to provide sewer services to PMI and future Mill Site tenants ($56,000); and (b) higher iron ore sales from the Company's California mines ($18,000).

  Income (loss) from equity method investments decreased to a loss of $23,000 for the first quarter of 1997 compared to $163,000 for 1996 as a result of the Company's 12.29% share of PMI's reported net loss during the first quarter of 1997 which amounted to $185,000 offsetting the $163,000 quarterly project service fee due from PMI. The Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996. As previously disclosed, the quarterly project service fee agreement terminated as of March 31, 1997.

  Interim Activities. Revenues from interim activities for the first quarter of 1997 were $385,000 compared to $475,000 for 1996. The 19% decrease in revenues from interim activities in 1997 is primarily attributable to lower scrap revenues ($138,000) and the classification of the sewer treatment plant revenues from interim activities commencing in 1997 ($53,000) being partially offset by increases in tenant rental and related revenue ($88,000) and slag revenue ($13,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the first quarter of 1997 increased to $833,000 from $724,000 in 1996. Operations and maintenance costs for 1997 were $305,000 compared to $248,000 for 1996. The 23% increase in 1997 operations and maintenance costs was primarily due to higher property tax expense associated with the land improvements recently completed at the Mill Site ($30,000) and increased building and equipment maintenance ($16,000). Administrative support expenses for the first quarter of 1997 increased 11% to $528,000 from $476,000 for 1996. The increase was primarily due to increases in insurance expense because of the addition of third party environmental pollution coverage insurance for the Mill Site ($29,000), outside professional costs ($16,000) and depreciation expense on the recently completed railroad improvements at the Mill Site ($9,000).

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first quarter of 1997 increased 16% to $1,116,000 from $958,000 for 1996. The increase is due to higher professional, legal and outside consulting expenses ($178,000).

  Net Interest Expense. Net interest expense for the first quarter of 1997 was $183,000 compared to $111,000 in 1996. The increase was due primarily to interest expense associated with increased borrowings under the Union Bank of California ("Union Bank") credit facility.

                    KAISER VENTURES INC. AND SUBSIDIARIES

  Pretax Income (Loss) and Income Tax Provision. The Company recorded a loss before income tax provision of $295,000 for the first quarter of 1997 versus pretax income of $224,000 recorded in 1996. An income tax benefit of $121,000 was recorded in the first quarter of 1997 as compared with an income tax provision $97,000 in 1996. Historically over 90% of the tax provisions are not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOL's"). Consequently, pretax income is an important indicator of the Company's performance.

  Net Income (Loss). For first quarter of 1997, the Company reported a net loss of $174,000, or $.02 per share versus net income of $127,000, or $.01 per share, reported for 1996.

COMPREHENSIVE INCOME

  The Financial Accounting Standards Board ("FASB") proposed, in 1996, a new accounting statement concerning the reporting of comprehensive income. Comprehensive income is defined as the aggregate of all changes in shareholder's equity that occurred during the reporting periods other than changes resulting from equity investments by or dividends and distributions to shareholders. The purpose of the FASB proposal, which has not been adopted by the FASB and is, therefore, not considered a generally accepted accounting principle, is to highlight and disclose all transactions that impact shareholders equity regardless of whether or not they flow through the consolidated income statement. Comprehensive income, which should not be used as a replacement for net income, is a very meaningful performance measure for Kaiser because of the amount of deferred tax expense credited directly to equity caused by the Company's NOL carryforwards and because of the impact of other transactions such as the increase in equity due to the 1996 PMI public offering. Comprehensive income and comprehensive income per share for the first quarter ended March 31, 1997, and 1996 are as follows:

                                              1997          1996
                                           -----------   ----------

Net Income (Loss).......................    $(174,000)   $  127,000
Deferred tax expense credited to equity.          ---        90,000
Increase in investment in Penske
 Motorsports, Inc.......................          ---     6,116,000
                                            ---------    ----------
Comprehensive (loss) income.............     (174,000)    6,333,000
                                            =========    ==========

Comprehensive (loss) income per share...    $    (.02)   $      .59
                                            =========    ==========

Earnings (Loss) per Share...............    $    (.02)   $      .01
                                            =========    ==========

                         SECTION 2:  FINANCIAL POSITION

  Cash and Cash Equivalents. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $2,883,000 to $5,599,000 at March 31, 1997 from $8,482,000 at December 31, 1996. Included in cash and cash equivalents is $1,932,000 and $1,766,000 held solely for the benefit of MRC at March 31, 1997 and December 31, 1996, respectively. The decrease in cash and cash equivalents is due primarily to the $2,570,000 in capital expenditures and $924,000 in environmental remediation.

  Working Capital. During the first quarter of 1997, current assets decreased $2,891,000 to $8,927,000 while current liabilities decreased $208,000 to $12,850,000. The decrease in current assets resulted primarily from the $2,883,000 decrease in cash and cash equivalents, discussed above. The decrease in current liabilities resulted primarily from payments of yearend accruals. Included in current liabilities at March 31,

                     KAISER VENTURES INC. AND SUBSIDIARIES

1997 and December 31, 1996 is $6,286,000 and $5,757,000, respectively, for environmental remediation expenditures expected to be incurred over the next 12 months. Current liabilities at March 31, 1997, and December 31, 1996 also include $1,443,000 and $1,616,000, respectively, in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first quarter of 1997 by $2,683,000 to a negative $3,923,000 at March 31, 1997.

  Real Estate. Real Estate increased $696,000 during the first quarter of 1997 due to capital expenditures related to redevelopment of the Mill Site properties.

  Investments. The decrease in investment in PMI is related to the Company's recording of its share of equity in PMI's undistributed loss during the first quarter of 1997, which amounted to $185,000.

  Other Assets. The increase in other assets is primarily related to approximately $1.2 million of capitalized landfill permitting and development costs for MRC.

  Environmental Remediation. As is discussed extensively in the Company's 1996 Form 10-K Report, the Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $20 million and $32 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected. In addition, the Company elected, in 1996, to restate its balance sheets to show the amount of future environmental related costs as a separate liability in its financial statements. The restatement reflects the original $34.7 million remediation adjustment to land; and the $6.6 million groundwater remediation reserve recorded in 1988 when the Company emerged from bankruptcy as the reorganized successor of KSC; and the net $12.5 million in environmental insurance litigation settlement proceeds received in 1995 being offset by approximately $22.3 million in total remediation and other environmental costs expended through March 31, 1997.

  As of March 31, 1997, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet was approximately $31.5 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $32.2 million as of December 31, 1996. The decrease is a result, primarily, of the $721,000 in remediation and other environmental costs incurred in the first quarter of 1997 on the Mill Site property.

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

  Long-term Debt. As of March 31, 1997, the Company had $8,042,000 in long-term debt comprised of $5,042,000 of debt issued as part of the purchase of properties from the Lusk Joint Ventures in July 1994 and $3,000,000 borrowed under the $30,000,000 revolving-to-term credit facility with Union Bank.

  Long-term Liabilities. The decrease in other long-term liabilities is primarily due to the $721,000 in environmental remediation undertaken during the first quarter of 1997, and an increase of $529,000 in the current portion of environmental remediation.

  Minority Interest and Other Liabilities. As of March 31, 1997, the Company has recorded $2,016,000 of minority interest relating to MRC in which the Company had approximately a 73% equity interest.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Contingent Liabilities. The Company has contingent liabilities more fully described in the notes to the financial statements.

                          SECTION 3:  BUSINESS OUTLOOK

  The statements contained in this Business Outlook are based upon current expectations. In addition to the forward-looking statements and information contained elsewhere in this Report and the Company's 1996 Form 10-K Report, these statements are forward-looking and, therefore, actual results may differ materially.

  On-Going Operations. As noted above, the Company's revenues from ongoing operations are generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the take-or-pay lease with Cucamonga and the 12.29% equity ownership in PMI, are essentially complete and the Company is recognizing significant revenues and income from these investments. The Company expects revenues from these projects and investments to increase moderately over time as certain key economic factors impacting these projects and investments increase.

  In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (the "Lease Rate") upon which the lease payments are calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of over 9.0% per year during the past 35 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at less than 5.0% per year for the next 3-5 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. A ruling in favor of the Company would result in the receipt of all or a portion of the $872,000 of lease payments in dispute as of March 31, 1997, which the Company has fully reserved.

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

  The Company is also spending a significant amount of capital in the continued development of its two other major project and investment opportunities: the redevelopment of the remaining approximately 668 acres (gross) of the Company's Mill Site Property and the re-permitting of the Eagle Mountain Landfill by MRC, the Company's 73% owned subsidiary. If it is successful in completing the development of these

                     KAISER VENTURES INC. AND SUBIDIARIES

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

  In regard to the Eagle Mountain Landfill, MRC continues to pursue the activities necessary to re-permit the Landfill Project. The final EIR/EIS was completed and released in January 1997 and on May 7, 1997 the Riverside County Planning Commission voted to approve the EIR and forward its recommendations to the Riverside County Board of Supervisors. The Company expects that the Supervisors will act on the Landfill Project during the middle of 1997; however, there are a number of issues and actions that could delay such action. In addition, even if the Supervisors approve the Landfill Project, the Company anticipates further litigation by the opponents to the Landfill Project in state and federal court in an effort to block the Landfill Project. The Company expects to contribute approximately $3.7 million in equity to support MRC's landfill re-permitting efforts in 1997 plus approximately $1.9 million in 1998.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) amounts available under its revolving-to-term credit facility with Union Bank (less, at March 31, 1997, $2,832,000 in reductions in the borrowing base and $5,510,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue to fund the development of its long-term projects and investments. As was discussed in more detail above, the Company expects to commit, in 1997, a total of approximately $14.2 million for capital projects and investments. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, partnerships, joint venture arrangements, additional equity or the sales or monetization of assets.

  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at March 31, 1997, are estimated to be approximately $107,000,000 for federal purposes and $11,000,000 for California purposes. The federal NOLs expire in varying amounts over a period from year 2000 to 2010 while the California NOLs expire in year 1997 and 2000.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  It should be noted that if, within a three-year period, 50% or more of the stock of the Company changes ownership, the future annual use of NOLs may be limited. The annual limitation would be calculated as the product of: (i) the highest long-term tax-exempt rate for a designated period prior to the ownership change; and (ii) the market value of the Company at such time.

                 [Remainder of Page Intentionally Left Blank]

                     KAISER VENTURES INC. AND SUBSIDIARIES



                          CONSOLIDATED BALANCE SHEETS
                                     AS OF



                                             MARCH 31,     DECEMBER 31,
                                               1997            1996
                                           -------------   -------------
                                            (Unaudited)
ASSETS

Current Assets
  Cash and cash equivalents............     $  5,599,000    $  8,482,000
  Accounts receivable and other, net of
   allowance for doubtful accounts of
   $1,168,000 and $1,034,000
   respectively.........................       3,209,000       3,217,000
   Insurance Settlement receivable......         119,000         119,000
                                            ------------    ------------

                                               8,927,000      11,818,000
                                            ------------    ------------

Investment in common stock of Penske
 Motorsports, Inc.
  (Fair market value of 1,627,923
  shares equal to $45,989,000 as of
  March 31, 1997).......................      38,678,000      38,863,000
                                            ------------    ------------


Investment in Fontana Union Water
 Company................................      16,108,000      16,108,000
                                            ------------    ------------

Real Estate
   Land and improvements................      52,635,000      52,274,000
   Real estate under development........       6,728,000       6,393,000
                                            ------------    ------------

                                              59,363,000      58,667,000
                                            ------------    ------------

Other Assets
   Landfill permitting and development..       6,804,000       5,645,000
   Buildings and equipment (net)........       2,152,000       2,210,000
   Other assets and investments.........         969,000         756,000
                                            ------------    ------------

                                               9,925,000       8,611,000
                                            ------------    ------------

Total Assets............................    $133,001,000    $134,067,000
                                            ============    ============




The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                     AS OF



                                             MARCH 31,     DECEMBER 31,
                                               1997            1996
                                           -------------   -------------
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable.....................    $  2,100,000    $  2,936,000
   Accrued liabilities..................       4,224,000       4,125,000
   Current portion of long-term debt....         240,000         240,000
   Environmental remediation............       6,286,000       5,757,000
                                            ------------    ------------

                                              12,850,000      13,058,000
                                            ------------    ------------

Long-term Liabilities
   Accrued liabilities..................       1,424,000       1,417,000
   Deferred tax liabilities.............       1,958,000       1,958,000
   Long-term debt.......................       8,042,000       8,102,000
   Environmental remediation............      25,216,000      26,466,000
                                            ------------    ------------

                                              36,640,000      37,943,000
                                            ------------    ------------

Total Liabilities.......................      49,490,000      51,001,000
                                            ------------    ------------

Minority Interest.......................       2,016,000       1,618,000
                                            ------------    ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share,
    authorized 13,333,333 shares; issued
    and outstanding 10,511,790 and
    10,488,114 respectively.............         316,000         315,000
   Capital in excess of par value.......      70,657,000      70,437,000
   Retained earnings since November 15,
    1988................................      10,522,000      10,696,000
                                            ------------    ------------

Total Stockholders' Equity..............      81,495,000      81,448,000
                                            ------------    ------------

Total Liabilities and Stockholders'
 Equity.................................    $133,001,000    $134,067,000
                                            ============    ============






The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (Unaudited)


                                               1997          1996
                                           ------------   -----------
RESOURCE REVENUES
 Ongoing Operations
  Water resource........................   $ 1,133,000    $ 1,116,000
  Property redevelopment................       342,000        263,000
  Income (loss) from equity method
   investments..........................       (23,000)       163,000
                                           -----------    -----------

     Total ongoing operations...........     1,452,000      1,542,000
                                           -----------    -----------

 Interim Activities
  Lease, service and other..............       385,000        475,000
                                           -----------    -----------

     Total resource revenues............     1,837,000      2,017,000
                                           -----------    -----------

RESOURCE OPERATING COSTS
 Operations and maintenance.............       305,000        248,000
 Administrative support expenses........       528,000        476,000
                                           -----------    -----------

     Total resource operating costs.....       833,000        724,000
                                           -----------    -----------

INCOME FROM RESOURCES...................     1,004,000      1,293,000

 Corporate general and administrative
  expenses..............................     1,116,000        958,000
                                           -----------    -----------

INCOME (LOSS) FROM OPERATIONS...........      (112,000)       335,000

 Net interest expense...................       183,000        111,000
                                           -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX
 PROVISION..............................      (295,000)       224,000

 Income tax provision
  Currently payable.....................         7,000          7,000
  Deferred tax expense (benefit)........      (128,000)           ---
  Deferred tax expense credited to
   equity...............................           ---         90,000
                                           -----------    -----------


NET INCOME (LOSS).......................   $  (174,000)   $   127,000
                                           ===========    ===========

EARNINGS (LOSS) PER SHARE...............         $(.02)          $.01
                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING............................    10,732,000     10,748,000




The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (Unaudited)


                                               1997           1996
                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)......................   $  (174,000)   $   127,000
 Provision for income tax which is
  credited to equity....................           ---         90,000
 Equity (loss) income in Penske
  Motorsports, Inc. ....................       185,000            ---
 Deferred tax (benefit) expense.........      (128,000)          ,000
 Depreciation and amortization..........       213,000        136,000
 Allowance for doubtful accounts........       134,000         44,000
 Changes in assets:
   Receivable and other.................      (126,000)       475,000
 Changes in liabilities:
   Current liabilities..................       347,000       (463,000)
   Long-term accrued liabilities........         7,000         (3,000)
                                           -----------    -----------

 Net cash flows from operating
  activities............................       458,000        406,000
                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Minority interest and other liabilities       398,000        105,000
 Capital expenditures...................    (2,570,000)    (1,985,000)
 Environmental remediation expenditures.      (924,000)    (3,181,000)
 Investment in Penske Motorsports, Inc..           ---        264,000
 Other investments......................       (85,000)      (103,000)
                                           -----------    -----------

 Net cash flows from investing
  activities............................    (3,181,000)    (4,900,000)
                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock...............           ---         64,000
 Principal payments on note payable.....       (60,000)       (60,000)
 Payment of loan fees...................      (100,000)           ---
                                           -----------    -----------

 Net cash flows from financing
  activities............................      (160,000)         4,000
                                           -----------    -----------
NET CHANGES IN CASH AND CASH EQUIVALENTS    (2,883,000)    (4,490,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR................................     8,482,000     10,863,000
                                           -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR   $ 5,599,000    $ 6,373,000
                                           ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)



                                       COMMON STOCK         CAPITAL IN
                               -------------------------    EXCESS OF       RETAINED
                                    SHARES      AMOUNT      PAR VALUE       EARNINGS          TOTAL
                               -----------------------------------------------------------------------

Balance at December 31, 1996...   10,488,114    $315,000    $70,437,000    $10,696,000     $81,448,000

   Issuance of shares of
       common stock............       23,676       1,000        220,000            ---         221,000

   Net Income..................          ---         ---            ---       (174,000)       (174,000)
                                  ----------    --------    -----------    -----------     -----------

Balance at March 31, 1997......   10,511,790    $316,000    $70,657,000    $10,522,000     $81,495,000
                                  ==========    ========    ===========    ===========     ===========




The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION

  The unaudited, consolidated financial statements as of March 31, 1997, and for the three month period ended March 31, 1997 and 1996, as well as related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at March 31, 1997, and results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

  The Company has reclassified certain 1996 quarterly information to conform with the 1997 presentation.


NOTE 2.   CUCAMONGA LEASE

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. The Company continues its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. The dispute centers upon whether or not the Lease Rate in the Cucamonga Lease should be interpreted as the Company asserts to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct Lease Rate, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts received.
The total amount of lease payments in dispute as of March 31, 1997 is approximately $872,000.


NOTE 3.   SUPPLEMENTAL CASH FLOW INFORMATION

  During the first quarter of 1997 the Company issued $221,000 of common stock for payment of 1996 bonuses and 1997 compensation.


NOTE 4.   COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL CONTINGENCIES

  The Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $20 million AND $32 million, depending both upon the ultimate extent of the environmental

                     KAISER VENTURES INC. AND SUBSIDIARIES


remediation and the cleanup effort involved and which approved remediation alternatives are eventually selected.

  Although ongoing environmental investigations are being conducted on the Company's property and the Company has recorded a $31.5 million environmental remediation liability that it believes is a reasonable estimate of future remediation and other environmental costs, there can be no assurance that the actual amount of environmental remediation expenditures incurred will not substantially exceed those currently recorded or that additional areas of contamination may not be identified. Accordingly, future facts and circumstances could cause these estimated liabilities to change significantly.

  The Company anticipates recovery of the remediation costs incurred through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. Further, the Company has provided certain financial assurances to the DTSC in connection with the anticipated remediation activities, the primary one being the dedication of approximately $5.5 million of Kaiser's Union Bank Credit facility.

  Finally, as disclosed in the Company's 1996 Form 10-K Report, the City of Ontario, California commenced litigation against the Company alleging that the Company has contaminated one of its municipal wells. The Company believes sufficient amounts have been accrued for this contingency.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

  As discussed in the Company's Form 10-K Report for 1996, the Company is engaged in certain claims and litigation, which if resolved adverse to the Company or the Company's interests, would have a material adverse impact on the Company. There were no material developments in any legal proceeding in the first quarter of 1997.


ITEM 2.  CHANGES IN SECURITIES

      None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.


ITEM 5.  OTHER INFORMATION

      See the "Introduction" Section of this Form 10-Q Report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A.  Exhibits
          --------

          Exhibit 10.1 - Purchase Agreement and Escrow Instructions dated April 9, 1997, between the Company and Budway Enterprises, Inc.

          Exhibit 27 - Financial Data Schedule for first quarter 10-Q.

      B.  Reports on Form 8-K.
          --------------------

          None.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KAISER VENTURES INC.



Dated:  May 13, 1997                   /s/ James F. Verhey
                                       -------------------
                                       James F. Verhey
                                       Principal Financial Officer