Form 10-Q
period 1997-06-30
KAISER VENTURES INC
filed 1997-08-14
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1997           Commission File Number 0-18858



                              KAISER VENTURES INC.
                              --------------------
             (Exact name of registrant as specified in its charter)



         DELAWARE                                   94-0594733
--------------------------------             ----------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


                    3633 East Inland Empire Blvd., Suite 850
                           Ontario, California  91764
             ----------------------------------------------------
             (Address of principal executive offices and zip code)

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


                                        Yes   X       No
                                             ---

On August 6, 1997, the Company had 10,521,975 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q

                                                                            PAGE
                                                                            ----
INTRODUCTION

  BUSINESS UPDATE..........................................................   1

PART I

  Item 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................   8

  ITEM 2.  FINANCIAL STATEMENTS............................................  18

           CONSOLIDATED BALANCE SHEETS.....................................  18

           CONSOLIDATED STATEMENTS OF INCOME...............................  20

           CONSOLIDATED STATEMENTS OF CASH FLOWS...........................  21

           CONSOLIDATED STATEMENT OF CHANGES IN
            STOCKHOLDERS' EQUITY...........................................  22

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................  23

PART II

  ITEM 1.  LEGAL PROCEEDINGS...............................................  26

  ITEM 2.  CHANGES IN SECURITIES...........................................  26

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................  26

  ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS...............  26

  ITEM 5.  OTHER INFORMATION...............................................  26

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................  27


SIGNATURES.................................................................  28

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          FORWARD-LOOKING STATEMENTS

     EXCEPT FOR THE HISTORICAL STATEMENTS AND DISCUSSIONS CONTAINED HEREIN, STATEMENTS CONTAINED IN THIS 10-Q REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ANY 10-K, ANNUAL REPORT TO STOCKHOLDERS, 10-Q OR 8-K REPORT OF THE COMPANY MAY INCLUDE FORWARD-LOOKING STATEMENTS. IN ADDITION, OTHER WRITTEN OR ORAL STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS HAVE BEEN MADE AND MAY BE MADE IN THE FUTURE BY THE COMPANY. WHEN USED OR INCORPORATED BY REFERENCE IN THIS 10-Q REPORT OR IN OTHER WRITTEN OR ORAL STATEMENTS, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED, EXPECTED OR PROJECTED. FOR EXAMPLE, ACTUAL RESULTS COULD MATERIALLY DIFFER FROM THOSE PROJECTED AS A RESULT OF FACTORS SUCH AS, BUT NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AND SOUTHERN CALIFORNIA; THE IMPACT OF FEDERAL, STATE, AND LOCAL LAWS AND REGULATIONS ON THE COMPANY'S DEVELOPMENT ACTIVITIES; THE IMPACT OF WEATHER ON THE COMPANY'S CONSTRUCTION RELATED ACTIVITIES; THE DISCOVERY OF UNANTICIPATED ENVIRONMENTAL CONDITIONS ON ANY OF THE COMPANY'S PROPERTIES; THE FAILURE OF THE BANKRUPTCY DISCHARGE GRANTED TO THE COMPANY TO ADDRESS CLAIMS AND LITIGATION THAT RELATE TO THE PRE-BANKRUPTCY ACTIVITIES OF KAISER STEEL CORPORATION; OR THE FAILURE TO OBTAIN ANY REQUIRED APPROVAL OR PERMIT FOR THE PROPOSED EAGLE MOUNTAIN LANDFILL PROJECT. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENTION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


                                  INTRODUCTION

BUSINESS UPDATE

GENERAL

     Kaiser Ventures Inc. ("Kaiser" or the "Company" which shall be deemed to include its wholly-owned subsidiaries unless otherwise provided herein) continues to work on the development, as necessary, of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company which is leased to Cucamonga County Water District ("Cucamonga") pursuant to a 102-year take-or-pay lease; (ii) an approximately 11.50% interest in Penske Motorsports, Inc. ("PMI"), a publicly traded motorsports company;
(iii) approximately 668 acres (gross) of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); (iv) an approximate 73% interest in Mine Reclamation Corporation ("MRC"), the Company seeking to permit a rail-haul municipal solid waste landfill in Riverside County (the "Landfill Project"); and (v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. The Company also has approximately $107,000,000 of federal net operating loss tax carryforwards as of December 31, 1996, which arose primarily as a result of the bankruptcy reorganization of KSC. The Company is the reorganized successor of KSC.

     Since the filing of the 1996 Form 10-K Report and the first quarter 1997 10-Q Report, there have been significant developments with regard to the expansion of PMI's business and the continued redevelopment of the Mill Site Property. Specifically, PMI substantially expanded its business with the successful

                     KAISER VENTURES INC. AND SUBSIDIARIES

opening of the California Speedway ("TCS") and with the acquisition of interests in companies with existing races and/or race tracks in California, Tennessee, Illinois, North Carolina and Florida and the Company reached final agreement with Burrtec Waste Industries, Inc. and began construction of the West Valley materials recovery facility and transfer station (the "West Valley MRF"). See the more detailed discussion on each of these developments below. In addition, a reader of this Form 10-Q Report is strongly encouraged to read the entire report, together with the Company's 1996 Form 10-K Report and first quarter 10-Q Report for 1997 for background information and a complete understanding as to material developments concerning the Company.

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

     The Company is continuing with its litigation against Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease and the Lease Rate. In July the Company and Cucamonga participated in a court mandated mediation conference but the parties were unable to reach any settlement of the litigation. Trial on the matter will likely commence in late 1997 or early 1998.

INVESTMENT IN PENSKE MOTORSPORTS, INC.

     The Company currently owns 1,627,923 shares, or approximately 11.50% of the outstanding common stock of PMI. PMI is traded on the NASDAQ National Market under the symbol "SPWY". The Company's ownership interest in PMI was acquired as a result of: (i) its contribution in November, 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which TCS has been built; and (ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December, 1996. As discussed in more detail below, the Company's percentage ownership in PMI was reduced from approximately 12.29% to 11.50% during the second quarter as a result of PMI's acquisition of the majority ownership of North Carolina Motorspeedway, Inc., the owner and operator of an approximately 1 mile oval track in Rockingham, North Carolina.

     PMI is a leading promoter and marketer of professional motorsports in the United States as well as an owner and operator of speedway facilities. As of June 30, 1997, PMI owned: (i) Michigan International Speedway, Inc. which owns and operates the Michigan Speedway, in Brooklyn, Michigan; (ii) The California Speedway Corporation, which owns and operates TCS near Los Angeles, California;
(iii) Pennsylvania International Raceway, Inc. which owns and operates the Nazareth Motor Speedway in Nazareth, Pennsylvania; (iv) approximately seventy percent (70%) of the stock of North Carolina Motor Speedway, Inc. which owns and operates the North Carolina Motor Speedway, Rockingham, North Carolina; (vi) Motorsports International Corp., a motorsports apparel and memorabilia company; and (vii) Competition Tire West, Inc. and Competition Tire South, Inc., distributors of Goodyear racing tires in the mid-west and southern regions of the United States.

     In the second quarter, PMI issued 907,000 shares of its common stock to acquire the majority interest in North Carolina Motorspeedway, Inc., resulting in the dilution of the Company's percentage ownership in

                     KAISER VENTURES INC. AND SUBSIDIARIES

PMI to approximately 11.50%. North Carolina Motorspeedway hosts two NASCAR Winston Cup series races, two NASCAR Busch Grand National Races and the annual Unocal 76/Rockingham Pit Crew Championship.

     In addition, PMI announced, on July 23, 1997, that it and International Speedway Corporation (NASDAQ/NM:ISCA) had each acquired a forty percent (40%) interest in Homestead-Miami Speedway, LLC, the operators of Metro-Dade Homestead Motorsports Complex in Dade County, Florida. Ralph Sanchez, the founder of Homestead and his partner, H. Wayne Huizenga, will each maintain a ten percent (10%) ownership interest. Homestead is a 344 acre facility completed in 1995 with a recently reconfigured 1.5 mile oval track and a 2.21 mile road course. Among the annual events held at Homestead are the Marlboro Grand Prix of Miami
(CART), the Jiffy Lube Miami 300 (NASCAR Busch Series) and the Florida Dodge Dealers 400 (NASCAR Craftsman Truck Series).

     On August 11, 1997, PMI announced that it and International Speedway Corporation had each acquired a seven percent (7%) interest in Grand Prix Association of Long Beach, Inc. (NASDAQ:GPLB) through the purchase of stock in such company pursuant to a private placement. Grand Prix Association of Long Beach is the owner and operator of the Toyota Grand Prix of Long Beach, the annual CART PPG Cup race run on the streets of Long Beach, California since 1975. The Long Beach race is now the second largest open wheel car race in the world next to the Indianapolis 500 mile race. In addition, the Grand Prix Association of Long Beach owns and operates Gateway International Raceway in Madison, Illinois and Memphis Motorsports Park in Millington, Tennessee.

     The construction of TCS was completed during the second quarter and its inaugural races were held on the weekend of June 21, 1997. The inaugural weekend of TCS was a tremendous success with an estimated 170,000 individuals attending the time trials and races at TCS.

     For the second quarter of 1997, PMI announced an 87% increase in gross revenues to a record $46.2 million and a 63% increase in net income to a record $10.9 million or $.80 per share. For the first six months of the year, PMI announced net income of $9.4 million or $.70 per share. Due to the seasonal nature of racing, losses are generally anticipated in the first and fourth quarters of the year while earnings are generally anticipated in the second and third quarters. As a result, the Company's reported share of PMI's net income/loss will reflect the seasonal nature of PMI's business. The Company began accounting for its share of PMI's net income as of April 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following table sets forth the range of the low and high reported bid price of PMI's common stock for the first and second quarter of 1997, as reported on the NASDAQ National Market System.

                     1997:                 LOW      HIGH
                                         -------   -------
                     Second Quarter       $27.25    $32.38
                     First Quarter        $25.00    $30.75

     On August 6, 1997, the closing price of PMI's common stock was $35.63.

PROPERTY REDEVELOPMENT

     Mill Site Redevelopment Plan. During the second quarter the Company continued its efforts to redevelop the balance of its Mill Site Property. After the transactions with PMI and deducting the land to be used for the West Valley MRF, the Company owns approximately 668 acres (gross). However, depending upon the final redevelopment plan and after taking into account slope loss, rail road easements, the San Sevaine flood control channel, proposed streets and highway improvements, the sewer treatment facility, and other similar items, the Company anticipates having approximately 535 useable acres available for development. Following is a summary of the progress of the Company's redevelopment plans during the second quarter.

     The Napa Lots, which constitute a 31 acre portion of the Central Mill Site Property, and the MRF site, as discussed below, have already received all of the entitlements and permits necessary for their

                     KAISER VENTURES INC. AND SUBSIDIARIES

development. However, the balance of the Company's Mill Site Property requires various entitlements and permits from San Bernardino County prior to redevelopment. The formal entitlement and permitting process commenced on April 9, 1997, when the Company filed an application for a Specific Plan with San Bernardino County for all of its property except for approximately 26 acres within the City of Rancho Cucamonga and approximately 135 acres known as the East Slag Pile property. The County is presently undertaking the steps necessary to retain an independent consultant to prepare the required environmental impact report for the Mill Site Property and related Specific Plan. It is anticipated that the County will select the consultant and commence preparation of the environmental impact report by the end of the third quarter of 1997. The entire entitlement and permitting process is currently anticipated to be completed by the end of the first quarter of 1998.

     The Specific Plan application identified a wide variety of potential uses for the property. Potential uses include a rail-served distribution and commercial park, an inter-modal rail-truck distribution center, warehousing, a commercial truck stop, as well as other commercial and recreational uses. Of course, the final use for any specific parcel of the Mill Site Property will be dependent upon the real estate market and the needs of potential tenants, buyers and users of a particular parcel and subject to the general limitations imposed by the final Specific Plan. During the second quarter, the Company engaged in preliminary discussions with possible tenants, buyers and users of portions of the Mill Site Property. These discussions are expected to continue.

     In addition to the permitting and entitlement process with the County, the Company continued its work during the second quarter with the California Department of Transportation and San Bernardino County to design and obtain approval for an improved interchange at Etiwanda and the I-10 Freeway and related street improvements. Second quarter activity focused on efforts to secure Federal, state and/or local funding assistance related to such proposed improvements. Significant capital funds will be required to implement the infrastructure and access improvements. The Company will seek to minimize its capital investments for these improvements by seeking public or private financing sources; by structuring joint ventures and leases; or by contributing portions of the land for an ownership interest in operating companies seeking to develop the land. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

     In a separate decision, the Company also commenced the initial steps necessary to demolish one of the major buildings remaining on the Mill Site, the Fabrication #3 building, located on the southern portion of the West End Property. Notices were sent to tenants of the building of the termination of their leases. All affected tenants should be out by the end of the third quarter with demolition of the building anticipated to commence before year-end.

     Finally, the Company continues to undertake the remedial activities necessary to develop the Mill Site.

WEST VALLEY MATERIALS RECOVERY FACILITY

     The Company and Burrtec Waste Industries, Inc. ("Burrtec"), a privately-held company, completed their revised agreement for the development, construction and operation of the West Valley MRF effective as of June 19, 1997. The West Valley MRF is a municipal solid waste transfer and recovery facility that will be located on three parcels totaling approximately 30 acres of the Mill Site Property. Phase 1 of the Mill Site MRF, which includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services, is currently under construction and is expected to be completed during the fourth quarter of this year. Most of the financing for Phase 1's projected cost of approximately $10,300,000, including reimbursement of many of the previously incurred development costs of Burrtec

                     KAISER VENTURES INC. AND SUBSIDIARIES

and the Company, was obtained through the issuance and sale of $9,500,000 in California Pollution Control Financing Authority (the "Authority") Variable Rate Demand Solid Waste Disposal Revenue Bonds Series 1997A (the "Bonds"). This tax-exempt financing transaction represented by the Bonds, which effectively closed on June 25, 1997, are limited obligations of the Authority payable solely from and secured by a pledge and lien on, the loan repayments made by West Valley MRF, LLC ("West Valley MRF, LLC" or the "Borrower"), the newly created California limited liability company formed by a subsidiary of the Company and of Burrtec, and funds that may be drawn on an irrevocable direct pay letter of credit issued by Union Bank of California, N.A. ("Union Bank"). Neither the faith and credit nor the taxing power of the State of California or any political subdivision thereof is pledged to the payment of the principal or interest on the Bonds. The Bonds are backed by a letter of credit issued by Union Bank. Pursuant to a Guaranty Agreement with Union Bank the Company and Kaiser Recycling Corporation are liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by Borrower. Burrtec and its affiliates in effect are also liable under a separate Guaranty Agreement with Union Bank for the other fifty percent (50%) of the principal and interest on the Bonds in the event of a default by Borrower. Fitch Investors Service rated the Bonds upon issuance as "AA-/F-1+."

     The initial variable weekly interest rate for the Bonds was 4.15%. As of August 6, 1997, the variable weekly interest rate was 3.25%. The Bonds have a stated maturity date of June 1, 2012, although the Borrower is required pursuant to an agreement with Union Bank to annually redeem a portion of the Bonds on a stated schedule. Beginning in 1998 the Borrower is required to redeem $100,000 in principal amount of the Bonds with the annual redemption increasing to a maximum of $940,000 in the year 2011.

     West Valley MRF, LLC and Union Bank have executed a Reimbursement Agreement, which among other things, sets the terms and conditions whereby the Borrower is required to repay Union Bank in the event of a draw under the letter of credit, grants the Bank certain security interests in the property of Borrower, establishes the redemption schedule for the Bonds, and sets forth certain financial and other covenants borrower must comply with during the term of the Bonds. The Company and Kaiser Recycling Corporation ("KRC") have also provided to Union Bank an Environmental Guaranty Agreement pursuant to which they are jointly and severally liable for any liability that may be imposed on Union Bank for pre-existing environmental conditions on the Borrower's property acquired from KRC that the Borrower fails to timely address.

     As noted above, the Company and Burrtec reached formal agreement on the terms of restructuring their previous joint venture as a limited liability company. Effective June 19, 1997 KRC and West Valley Recycling & Transfer, Inc. ("WVRT"), Burrtec's wholly owned subsidiary, entered into a Members Operating Agreement which is substantially the equivalent of a joint venture agreement but for a limited liability company. Other ancillary and related agreements to the Members Operating Agreement were also entered into as of June 19, 1997. Pursuant to the terms of the Members Operating Agreement, KRC contributed an approximately 23 acre parcel of the Mill Site on which Phase 1 of the West Valley MRF is being constructed and WVRT contributed all of the goodwill of Burrtec's recycling business presently operated out of Riverside County entitling West Valley MRF, LLC to all revenues generated from such business after the closing date. Under the terms of the Members Operating Agreement, KRC and the Company remain responsible for any pre-existing environmental conditions and WVRT is responsible for environmental issues that may arise related to the future deposit or release, if any, of hazardous substances.

     The Members Operating Agreement also addresses such items as the terms and conditions for the contribution of up to approximately 7 acres of additional property by KRC to West Valley MRF, LLC; future capital and financing transactions; the governance of West Valley MRF, LLC through the creation and operation of an Executive Committee; voting rights; indemnification obligations between the members

                     KAISER VENTURES INC. AND SUBSIDIARIES

of West Valley MRF, LLC; the daily operation of West Valley MRF by WVRT pursuant to a separate Operation and Maintenance Agreement; distribution of cash flow in various circumstances; rights of first refusal and various rights related to a sale or deemed sale of a member's ownership interest in West Valley MRF, LLC and the terms of any such sale, including a non-completion provision in certain circumstances; events of default; remedies upon the occurrence of an event of default by KRC or WVRT including the possible purchase of a member's interest in West Valley MRF, LLC at a discount from appraised value; and termination and dissolution of West Valley MRF, LLC. The Company and Burrtec have each given their separate Performance Guaranty Agreement pursuant which they respectively guaranty the prompt performance of their respective subsidiary's obligations under the Members Operating Agreement and in the case of Burrtec, also under the Operations and Maintenance Agreement which deals with the daily operation of the West Valley MRF by WVRT.

NAPA LOTS

     On April 9, 1997, the Company and Budway Enterprises, Inc. ("Budway"), a distributor of steel and other products, entered into an agreement for the sale of one of the Napa Lots of approximately 15.5 acres for approximately $2,870,000, or $4.25 a square foot. The sales price, subject to normal closing adjustments, is comprised of a minimum $1,000,000 cash down payment at the close of the transaction plus a five year promissory note from Budway. As currently structured, Budway's note requires a $25,000 per quarter principal payment plus interest at the rate of ten percent (10%). The Company will subordinate the Budway note to the construction and permanent financing for the improvements to be built by Budway on the lot. This sale is subject to several contingencies including Budway obtaining appropriate construction financing. Although originally anticipated to close on or before July 31, 1997, Budway has extended the closing date until the end of the third quarter by the deposit into escrow of additional earnest money. The Company currently estimates the gain on the sale to be approximately $200,000 which will be recorded when the transaction is consummated.

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

     Financing. Since its initial acquisition of an equity interest in MRC, the Company, through its wholly-owned subsidiary, Eagle Mountain Reclamation, Inc., has made additional equity investments in MRC through a series of private placements with other MRC shareholders. Currently, the Company's ownership interest in MRC is approximately 73%. Because additional funding was needed to continue permitting activities, MRC completed a private placement of $2.5 million during the first quarter of 1997. The Company's portion of this $2.5 million private placement was approximately $1.9 million and has been paid. MRC is now in the process of completing a new private placement for $2.4 million with the Company agreeing to provide MRC with up to 75%, or approximately $1.8 million, of the $2.4 million. It is also currently anticipated that the Company may make additional equity contributions of approximately

                     KAISER VENTURES INC. AND SUBSIDIARIES

$1.9 million in 1998. Financing in addition to that noted above will be required to complete the permitting of the Landfill Project, to fund anticipated litigation costs and to ultimately construct the Landfill Project.

     Permitting/Development Agreement. After the release of the final environmental impact report/environmental impact statement ("EIR/EIS") in January 1997, the Riverside Planning Commission held a total of seven public meetings on the Landfill Project. Extensive public comment on the Landfill Project was received and considered by the Planning Commission. After a complete and thorough review of the Landfill Project by the Riverside County Planning Commission, on May 7, 1997 the Planning Commission by a 4 to 1 vote recommended to the Riverside County Board of Supervisors approval of the Landfill Project. The Landfill Project is currently being considered by the Riverside Board of Supervisors. To date the Board has held a total of four public meetings. Again, extensive positive and negative public comment was received and considered during the public hearings before the Board of Supervisors. It is anticipated that a vote on the Landfill Project will be taken by the Riverside Board of Supervisors by the end of August, 1997 although there is no assurance that the vote may not be delayed beyond such date. If a positive vote is received, the revised EIR would be again reviewed by Judge McConnell of the San Diego Superior Court so that she may make a determination as to whether the EIR complies with her previous decisions and applicable law. MRC would also begin the process of reactivating or obtaining, as applicable, the various technical permits necessary to commence construction of the Landfill Project. This process is anticipated to take up to one year.

     Concurrently with the hearing process before Riverside County, the final terms of the Development Agreement for the Landfill Project are being negotiated. In summary, the Development Agreement provides the mechanism by which MRC acquires long term vested land use rights for a landfill, provides for payments to the County pursuant to a separate Purchase and Sale Agreement and generally governs the relationship among the parties to the Agreement. The Development Agreement also addresses such items as the indemnification obligations to Riverside County, the financial assurances to be provided to Riverside County, the reservation and availability of landfill space for Riverside County waste, events of default and remedies as well as a number of other items. The final terms of the Development Agreement will not be determined until the conclusion of the vote by the Riverside Board of Supervisors. The execution of the Development Agreement being negotiated will be contingent upon approval of the Landfill Project by the Riverside Board of Supervisors and upon the consummation of the proposed Federal land exchange which is necessary for the Project to proceed.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SECTION 1:  OPERATING RESULTS

     Kaiser Ventures Inc. ("Kaiser" or the "Company") is an emerging asset development company pursuing project opportunities and investments in activities related to water resources, motorsports, property redevelopment and solid waste management. The Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 11.50% interest in Penske Motorsports, Inc. ("PMI"), a publicly-traded professional motorsports company that has developed the California Speedway ("TCS") on land acquired from the Company; (iii) approximately a 73% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) approximately 668 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); and (v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the development of a transfer station and materials recovery facility ("Mill Site MRF") and the redevelopment of industrial and commercial parcels of land near TCS and the Mill Site MRF.

PRIMARY REVENUE SOURCES

ONGOING OPERATIONS

     The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga County Water District ("Cucamonga"). Property redevelopment revenues primarily reflect revenues from long-term redevelopment activities at the Mill Site property; housing rental income, aggregate rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflect Kaiser's share of income related to those equity investments (primarily PMI at this point) and joint ventures which the Company accounts for under the equity method.

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

SUMMARY OF REVENUE SOURCES

     Due to the development nature of certain Company projects and the Company's continuing recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as

                     KAISER VENTURES INC. AND SUBSIDIARIES

well as the recent developments regarding its long-term ongoing and interim revenue sources. See "Part I, Item 1. Business" for a discussion of recent material events affecting the Company's revenue sources.

     In addition, due to the concentration of motorsport racing events between April and September, PMI's operations have been, and will continue to be, highly seasonal. Except for a limited number of event week-ends in October, 1997 at TCS and PMI's recently acquired North Carolina Speedway, PMI has no current plans to host events in the first and fourth quarters at its existing facilities. As a result, the Company's reported share of undistributed equity in the earnings of PMI will likely be positive (income) in the second and third quarters and negative (loss) in the first and fourth quarters.

RESULTS OF OPERATIONS

ANALYSIS OF RESULTS FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996

     An analysis of the significant components of the Company's resource revenues for the Quarters ended June 30, 1997 and 1996 follows:

                                               1997           1996       % INC. (DEC)
                                           ------------   ------------   ------------
ONGOING OPERATIONS
 Water resource.........................    $1,164,000     $1,000,000         16%
 Property redevelopment.................       389,000        277,000         40%
 Income from equity method investments..     1,250,000        721,000         73%
                                            ----------     ----------

  TOTAL ONGOING OPERATIONS..............     2,803,000      1,998,000         40%
                                            ----------     ----------

INTERIM ACTIVITIES
 Lease, service and other...............       418,000        410,000          2%
                                            ----------     ----------

  TOTAL RESOURCE REVENUES...............    $3,221,000     $2,408,000         34%
                                            ==========     ==========

REVENUES AS A PERCENTAGE OF TOTAL
 RESOURCE REVENUES:
 Ongoing operations.....................            87%            83%
 Interim activities.....................            13%            17%
                                            ----------     ----------

  TOTAL RESOURCE REVENUES...............           100%           100%
                                            ==========     ==========

     Resource Revenues. Total resource revenues for the second quarter of 1997 were $3,221,000, compared to $2,408,000 for 1996. Revenues from ongoing operations increased 40% during the quarter to $2,803,000 from $1,998,000 in 1996, while revenues from interim activities increased 2% to $418,000 from $410,000 in 1996. Revenues from ongoing operations as a percentage of total revenues increased to 87% in 1997 from 83% in 1996.

     Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,164,000 during the second quarter of 1997 compared to $1,000,000 for 1996. The 16% increase in water revenues during the quarter reflects two increases; (a) an increase as of February 1, 1997 in the effective non-interruptible untreated water rate being paid by Cucamonga from $346.00 to $351.00 per acre foot and (b) a return to the maximum amount of water that Cucamonga through Fontana Union can draw from the Colton/Rialto Basin Wells. As previously disclosed, the annual amount of water available to Fontana Union from such wells was temporarily limited to 720 acre feet from 3,000, until

                     KAISER VENTURES INC. AND SUBSIDIARIES

October 1, 1996, due to low water levels detected in the Colton/Rialto Basin Wells during 1996. In addition, as also previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts actually received from Cucamonga. The total amount of lease payments in dispute as of June 30, 1997 is approximately $1,073,000. In addition, MWD has stated that it may further refine its rate structure in the near future.

     Property redevelopment revenues were $389,000 for 1997 compared to $277,000 for 1996. The 40% increase from 1996 is primarily as a result of: (a) the reclassification of the Mill Site sewer treatment plant to property redevelopment revenues from interim activities as a result of the Company's renovation of the plant and its renewed commitment to provide sewer services to PMI and future Mill Site tenants ($80,000); and (b) higher rock and aggregate sales ($36,000) at Eagle Mountain.

     Income from equity method investments increased to $1,250,000 for the second quarter of 1997 compared to $721,000 for 1996. The increase of $529,000 reflects the 63% increase in the reported second quarter net income of PMI, of which the Company recorded its 11.93% weighted average share, ($691,000) partially offset by the elimination of the management fee the Company received from PMI through March 31, 1997, ($162,000). The Company's equity interest in PMI declined, as of May 19, 1997, from 12.29% to 11.50% as a result of the approximate 907,000 shares that PMI issued in connection with the acquisition of a majority interest in North Carolina Motor Speedway, Inc. The Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996.

     Interim Activities. Revenues from interim activities for the second quarter of 1997 were $418,000 compared to $410,000 for 1996. The 2% increase in revenues from interim activities in 1997 is primarily attributable to increases in railroad switching revenue ($54,000) and slag revenue ($53,000) offset by lower revert, tenant service and scrap revenues ($39,000) and the reclassification of the sewer treatment plant from interim activities to property redevelopment revenues ($53,000).

      Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the second quarter of 1997 increased to $874,000 from $830,000 in 1996. Operations and maintenance costs for 1997 were $326,000 compared to $261,000 for 1996. The 25% increase in 1997 operations and maintenance costs was primarily due to higher property tax expense associated with the completed offsite improvements for portions of the Mill Site property ($32,000) and increased maintenance and supplies costs for buildings and equipment ($30,000). Administrative support expenses for the second quarter of 1997 decreased 4% to $548,000 from $569,000 for 1996. The decrease was primarily due to decreases in outside professional costs ($65,000) being partially offset by increases in insurance expense relating to the addition of environmental pollution coverage for the Mill Site ($23,000) and depreciation expense relating to the newly completed railroad and sewer plant improvements at the Mill Site ($14,000).

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter of 1997 increased 15% to $1,059,000 from $920,000 for 1996. The increase is primarily due higher professional and outside consulting expenses ($128,000).

                     KAISER VENTURES INC. AND SUBSIDIARIES

     Net Interest Expense. Net interest expense for the second quarter of 1997 was $237,000 compared to $139,000 in 1996. The increase was due primarily to the interest expense associated with $3,000,000 in increased borrowings under the Union Bank of California N.A. ("Union Bank") credit facility.

     Pre-Tax Income and Income Tax Provision. The Company recorded income before income tax provision of $1,051,000 for the second quarter of 1997, a 103% increase from the $519,000 recorded in 1996. An income tax expense of $447,000 was recorded in the second quarter of 1997 as compared with an income tax provision $225,000 in 1996. Historically, over 90% of the tax provisions are not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOL's"). Consequently, pretax income is an important indicator of the Company's performance.

     Net Income. For second quarter of 1997, the Company reported net income of $604,000, or $.06 per share, a 105% increase from the net income of $294,000, or $.03 per share, reported for 1996.

ANALYSIS OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     An analysis of the significant components of the Company's resource revenues for the six months ended June 30, 1997 and 1996 follows:

                                               1997           1996       % INC. (DEC)
                                           ------------   ------------   -------------
ONGOING OPERATIONS
 Water resource.........................    $2,297,000     $2,116,000           9%
 Property redevelopment.................       731,000        540,000          35%
 Income from equity method investments..     1,227,000        884,000          39%
                                            ----------     ----------

  TOTAL ONGOING OPERATIONS..............     4,255,000      3,540,000          20%
                                            ----------     ----------

INTERIM ACTIVITIES
 Lease, service and other...............       803,000        885,000          (9%)
                                            ----------     ----------

  TOTAL RESOURCE REVENUES...............    $5,058,000     $4,425,000          14%
                                            ==========     ==========

REVENUES AS A PERCENTAGE OF TOTAL
 RESOURCE REVENUES:
 Ongoing operations.....................            84%            80%
 Interim activities.....................            16%            20%
                                            ----------     ----------

  TOTAL RESOURCE REVENUES...............           100%           100%
                                            ==========     ==========

     Resource Revenues. Total resource revenues for the six months of 1997 were $5,058,000, compared to $4,425,000 for 1996. Revenues from ongoing operations increased 20% during the six months to

                     KAISER VENTURES INC. AND SUBSIDIARIES

$4,255,000 from $3,540,000 in 1996, while revenues from interim activities declined 9% to $803,000 from $885,000 in 1996. Revenues from ongoing operations as a percentage of total revenues increased to 84% in 1997 from 80% in 1996.

     Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $2,297,000 during the six months of 1997 compared to $2,116,000 for 1996. The 9% increase in water revenues during the six months reflects two increases; (a) an increase as of February 1, 1997 in the effective non-interruptible untreated water rate being paid by Cucamonga from $346.00 to $351.00 per acre foot and (b) a return to the maximum amount of water that Cucamonga through Fontana Union can draw from the Colton/Rialto Basin Wells. As previously disclosed, the annual amount of water available to Fontana Union was temporarily limited to 720 acre feet from 3,000, until October 1, 1996, due to low water levels detected in the Colton/Rialto Basin Wells during 1996. In addition, as also previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts actually received from Cucamonga. The total amount of lease payments in dispute as of June 30, 1997 is approximately $1,073,000. In addition, MWD has stated that it may further refine its rate structure in the near future.

     Property redevelopment revenues were $731,000 for 1997 compared to $540,000 for 1996. The 35% increase from 1996 is primarily as a result of: (a) the reclassification of the Mill Site sewer treatment plant to property redevelopment revenues from interim activities as a result of the Company's renovation of the plant and its renewed commitment to provide sewer services to PMI and future Mill Site tenants ($136,000); and (b) higher iron ore and aggregate sales ($55,000).

     Income from equity method investments increased to $1,227,000 for the six months of 1997 compared to $884,000 for 1996. The increase of $343,000 reflects the increase in the net income of PMI for the six months, of which the Company recorded its 12.11% share, ($506,000), partially offset by the elimination of the management fee which the Company received from PMI through March 31, 1997, ($163,000). The Company's equity interest in PMI declined, as of May 19, 1997, from 12.29% to 11.50% as a result of the approximate 907,000 shares that PMI issued in connection with the acquisition of a majority interest in North Carolina Motor Speedway, Inc. The Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996.

     Interim Activities. Revenues from interim activities for the six months of 1997 were $803,000 compared to $885,000 for 1996. The 9% decrease in revenues from interim activities in 1997 is primarily attributable to lower revert, tenant service and scrap revenues ($138,000) and the reclassification of the sewer treatment plant from interim activities to property redevelopment revenues ($106,000); offset by increases in tenant rental revenue ($40,000), railroad switching revenue ($83,000), and slag revenue ($67,000).

     Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the six months of 1997 increased to $1,707,000 from $1,554,000 in 1996. Operations and maintenance costs for 1997 were $631,000 compared to $509,000 for 1996. The 24% increase in 1997 operations and maintenance costs was primarily due to higher property tax expense associated with the completed offsite improvements for portions of the Mill Site property ($60,000)

                     KAISER VENTURES INC. AND SUBSIDIARIES

and increased maintenance and supplies costs for buildings and equipment ($46,000). Administrative support expenses for the six months of 1997 increased 3% to $1,076,000 from $1,045,000 for 1996. The increase was primarily due to increases in insurance expense relating to the addition of environmental pollution coverage for the Mill Site ($52,000) and depreciation expense relating to the newly completed railroad and sewer plant improvements at the Mill Site ($22,000), partially offset by lower salaries and outside professional costs ($42,000).

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for the six months of 1997 increased 16% to $2,175,000 from $1,878,000 for 1996. The increase is due to higher professional and outside consulting expenses ($279,000).

     Net Interest Expense. Net interest expense for the six months of 1997 was $420,000 compared to $250,000 in 1996. The increase was due primarily to the interest expense associated with $3,000,000 in increased borrowings under the Union Bank credit facility.

     Pre-Tax Income and Income Tax Provision. The Company recorded income before income tax provision of $756,000 for the six months of 1997, a 2% increase from the $743,000 pretax income recorded in 1996. An income tax provision of $326,000 was recorded in the six months of 1997 as compared with $322,000 in 1996. Historically, over 90% of the tax provisions are not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOL's"). Consequently, pretax income is an important indicator of the Company's performance.

     Net Income. For six months of 1997, the Company reported net income of $430,000, or $.04 per share, a 2% increase from the $421,000, or $.04 per share, reported for 1996.

COMPREHENSIVE INCOME

     The Financial Accounting Standards Board ("FASB") proposed, in 1996, a new accounting standard concerning the reporting of comprehensive income. In June 1997, FASB Statement No. 130, Comprehensive Income was issued. Comprehensive income was defined in the proposed standard as the aggregate of all changes in shareholders' equity that occurred during the reporting periods other than changes resulting from equity transactions with shareholders. The Statement currently excludes the two items that the Company had previously disclosed in the Management's Discussion and Analysis section of its 1996 Form 10-K as comprehensive income: the increase in investment in Penkse Motorsports, Inc. due to the Initial Public Offering, and the deferred income tax credited to equity as a result of the reorganization. The FASB may in the future, consider whether items such as the increase in equity due to an Initial Public Offering could be included in Comprehensive Income. As a result, the Company has elected not to adopt FASB 130 prior to its required adoption date, which would be the Company's fiscal year ending December 31, 1998.

                        SECTION 2:  FINANCIAL POSITION

     Cash, and Cash Equivalents. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $3,748,000 to $4,734,000 at June 30, 1997 from $8,482,000 at December 31, 1996. Included in cash and cash equivalents is $1,823,000 and $1,766,000 held solely for the benefit of MRC at June 30, 1997 and December 31, 1996, respectively. The decrease in cash and cash equivalents is due primarily to the $4,819,000 in capital expenditures and $968,000 in environmental remediation, incurred during the first six months of 1997.

     Working Capital. During the six months of 1997, current assets decreased $1,008,000 to $10,810,000 while current liabilities increased $910,000 to $13,968,000. The decrease in current assets resulted primarily from the $3,748,000 decrease in cash and cash equivalents, discussed above, partially offset by a

                     KAISER VENTURES INC. AND SUBSIDIARIES

$2,740,000 increase in accounts receivable, associated with costs and expenses that are reimbursable from PMI and the West Valley MRF, LLC. The increase in current liabilities resulted primarily from increase in vendor payables related to capital projects. Also included in current liabilities at June 30, 1997 and December 31, 1996 is $6,286,000 and $5,757,000, respectively, for environmental remediation expenditures expected to be incurred over the next 12 months. Finally current liabilities at June 30, 1997, and December 31, 1996 include $1,815,000 and $1,616,000, respectively, in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the six months of 1997 by $1,918,000 to a negative $3,158,000 at June 30, 1997.

     Real Estate. Real Estate decreased $1,275,000 during the six months of 1997 due to the closing of the Company's restructured joint venture with Burrtec Waste Industries for the West Valley MRF and the resulting contribution of 23 acres of land into West Valley MRF, LLC, ($2,199,000) being partially offset by capital expenditures related to continued redevelopment of the Mill Site properties ($924,000).

     Investments. The increase in investment in PMI is related to the Company's recording of its share of equity in PMI's undistributed income during the six months of 1997 ($1,115,000). The increase in investment in West Valley MRF, LLC ($1,302,000) is due to contributing the land into the joint venture ($1,750,000) offset by a reclass of $448,000 to accounts receivable relating to development costs which are reimbursable from the joint venture.

     Other Assets. The increase in other assets is primarily related to approximately $2.6 million of capitalized landfill permitting and development costs incurred by MRC during the first six months of 1997, and $580,000 in improvements to the sewer treatment plant.

     Environmental Remediation. As is discussed extensively in the Company's 1996 Form 10-K Report, the Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $20 million and $32 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected. In addition, the Company elected, in 1996, to restate its balance sheets to show as a separate liability rather than, as previously, an offset to land, the amount of future environmental related costs reflected in its financial statements. The restatement reflects the original $34.7 million remediation adjustment to land; the $6.6 million groundwater remediation reserve recorded in 1988 when the Company emerged from bankruptcy as the reorganized successor of KSC; and the net $12.5 million in environmental insurance litigation settlement proceeds received in 1995 being offset by approximately $22.3 million in remediation and other environmental costs expended through June 30, 1997.

     As of June 30, 1997, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet was approximately $31.5 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $32.2 million as of December 31, 1996. The decrease is a result, primarily, of the $725,000 in remediation and other environmental costs incurred in the six months of 1997 on the Mill Site property.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

     Long-term Debt. As of June 30, 1997, the Company had $9,982,000 in long-term debt comprised of $4,982,000 of debt issued as part of the purchase of properties from the Lusk Joint Ventures in July 1994 and $5,000,000 borrowed under the $30,000,000 revolving-to-term credit facility with Union Bank. The Company increased its borrowing under the credit facility with Union Bank by $2,000,000 in June 1997.

     Long-term Liabilities. The decrease in other long-term liabilities is primarily due to the $1,228,000 in environmental remediation undertaken during the six months of 1997.

     Minority Interest and Other Liabilities. As of June 30, 1997, the Company has recorded $2,285,000 of minority interest relating to MRC in which the Company had a pproximately a 73% equity interest.

     Contingent Liabilities. The Company has contingent liabilities more fully described in the notes to the financial statements.

     Stockholders' Equity. The $991,000 increase in stockholders' equity for the six months ended June 30, 1997 included, net income ($430,000), issuance of common stock ($258,000), and deferred tax expense credited to equity due to the utilization of the Company's reorganization NOL carryfowards ($303,000). (See Note 2).

                    SECTION 3:  BUSINESS OUTLOOK

     The statements contained in this Business Outlook are based upon current expectations. In addition to the forward-looking statements and information contained elsewhere in this Report and the Company's previously filed Form 10-K and Form 10-Q Reports, these statements are forward-looking and, therefore, actual results may differ materially.

     On-Going Operations. As noted above, the Company's revenues from ongoing operations are generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the take-or-pay lease with Cucamonga and the 11.50% equity ownership in PMI, are essentially complete and the Company is recognizing significant revenues and income from these investments. The Company expects revenues from these projects and investments to increase moderately over time as certain key economic factors impacting these projects and investments increase.

     In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (the "Lease Rate") upon which the lease payments are calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of over 9.0% per year during the past 35 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at less than 5.0% per year for the next 3-5 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. A ruling in favor of the Company would result in the receipt of all or a portion of the $1,073,000 of lease payments in dispute as of June 30, 1997, which the Company has fully reserved.

     In regard to the Company's 11.50% investment in PMI, the most significant factors affecting the Company's future equity income from PMI will be the increased revenues and net income generated by PMI from the expansion of its professional motorsports operations. Critical to this expansion is the success of TCS as well as PMI's ability to enhance the revenues and earnings from its two recent major acquisitions: a 70% interest in North Carolina Motorspeedway, Inc. and a 40% interest in Homestead-Miami Speedway, LLC.

                     KAISER VENTURES INC. AND SUBSIDIARIES

The success of the events at TCS and at the newly acquired race tracks, coupled with the results of the other major racing events schedule for PMI's MIS and Nazareth speedways and PMI's other motorsports related operations, will determine the amount of income from equity method investments the Company reports in the future.

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

     In regard to the redevelopment of the remaining approximately 668 acres (gross) of the Mill Site Property, the Company is currently undertaking efforts to obtain the entitlement and permits necessary to develop the approximately 668 acres for a variety of possible commercial, industrial and recreational uses. These efforts, which will continue throughout 1997 and into 1998, include the approval of possible changes that would alter and improve the existing access to portions of the Mill Site Property. In support of these efforts, the Company expects to spend, in 1997, up to approximately $7.0 million for required environmental remediation and approximately $3.5 million for real estate entitlement and improvement expenditures. The $7.0 million to be spent in 1997 for required environmental remediation is a component of the $20-32 million estimate to complete all remaining required remediation for the Mill Site Property. In addition, substantial capital expenditures beyond the $3.5 million projected for 1997 will be required to complete the necessary on-site and off-site improvements for the redevelopment of remaining Mill Site property.

     The West Valley MRF, which the Company and Burrtec Waste Industries Inc. jointly own, is under construction on 23 acres of the Mill Site property adjacent to TCS. Financing for the construction of the West Valley MRF is in place and the facility is expected to be in operation prior to the end of 1997. The ultimate success of West Valley MRF is dependent upon the ability of Burrtec Waste Industries Inc. to negotiate economically viable agreements with local communities and waste handlers to bring their municipal and recyclable waste to the West Valley MRF.

     In regard to the Eagle Mountain Landfill, MRC continues to pursue the activities necessary to re-permit the Landfill Project. The final EIR/EIS was completed and released in January 1997 and on May 7, 1997 the Riverside County Planning Commission voted to approve the EIR and forward its recommendations to the Riverside County Board of Supervisors. The Riverside Board of Supervisors is currently considering the Landfill Project with a vote currently anticipated during August, 1997. In addition, if the Landfill Project is approved, the Company anticipates further litigation by the opponents to the Landfill Project in state and federal court in an effort to block the Landfill Project. The Company currently expects to spend approximately $3.7 million for support of MRC's landfill re-permitting efforts in 1997 and approximately an additional $1.9 million in 1998.

     Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) amounts available under its revolving-to-term credit facility with Union Bank (less $2,832,000 in reductions in the borrowing base and $5,510,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the

                     KAISER VENTURES INC. AND SUBSIDIARIES

Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue to fund the development of its long-term projects and investments. As was discussed in more detail above, the Company expects to commit, in 1997, a total of approximately $14.2 million for capital projects and investments. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, partnerships, joint venture arrangements, additional equity or the sales or monetization of assets.

     Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as the reorganized successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at June 30, 1997, are estimated to be approximately $107,000,000 for federal purposes and $11,000,000 for California purposes. The federal NOLs expire in varying amounts over a period from year 2000 to 2010 while the California NOLs expire in year 1997 and 2000.

     If within a three-year period, 50% or more of the stock of the Company changes ownership, the future annual use of NOLs may be limited. The annual limitation would be calculated as the product of: (i) the highest long-term tax-exempt rate for a designated period prior to the ownership change; and (ii) the market value of the Company at such time.


                 (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     AS OF


                                                JUNE 30,      DECEMBER 31,
                                                  1997            1996
                                             -------------   -------------
                                             (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents................ $  4,734,000     $  8,482,000
  Accounts receivable and other, net of
   allowance for doubtful accounts of
   $1,387,000 and $1,034,000, respectively..    5,957,000        3,217,000
  Insurance settlement receivable...........      119,000          119,000
                                             ------------     ------------
                                               10,810,000       11,818,000
                                             ------------     ------------
Investment in common stock of Penske
 Motorsports, Inc. (Fair market value of
 1,627,923 shares equal to $53,005,000
 as of June 30, 1997).......................   38,863,000       39,978,000
                                             ------------     ------------
 Investment in Fontana Union Water
 Company....................................   16,108,000       16,108,000
                                             ------------     ------------
Investment in West Valley MRF...............    2,326,000        1,024,000
                                             ------------     ------------
Real Estate
   Land and improvements....................   52,980,000       52,274,000
   Real estate under development............    4,412,000        6,393,000
                                             ------------     ------------

                                               57,392,000       58,667,000
                                             ------------     ------------

Other Assets
   Landfill permitting and development.....     8,287,000        5,645,000
   Buildings and equipment (net)...........     2,668,000        2,210,000
                                             ------------     ------------

                                               10,955,000        7,855,000
                                             ------------     ------------

Total Assets..............................   $137,569,000     $134,335,000
                                             ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     AS OF



                                              JUNE 30,      DECEMBER 31,
                                                1997            1996
                                           --------------   -------------
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable.....................    $  2,796,000     $  2,936,000
   Accrued liabilities..................       4,646,000        4,125,000
   Current portion of long-term debt....         240,000          240,000
   Environmental remediation............       6,286,000        5,757,000
                                            ------------     ------------

                                              13,968,000       13,058,000
                                            ------------     ------------

Long-term Liabilities
   Accrued liabilities..................       1,699,000        1,685,000
   Deferred tax liabilities.............       1,958,000        1,958,000
   Long-term debt.......................       9,982,000        8,102,000
   Environmental remediation............      25,238,000       26,466,000
                                            ------------     ------------

                                              38,877,000       38,211,000
                                            ------------     ------------

Total Liabilities.......................      52,845,000       51,269,000
                                            ------------     ------------

Minority Interest.......................       2,285,000        1,618,000
                                            ------------     ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per
    share, authorized
    13,333,333 shares; issued and
     outstanding
    10,515,775 and 10,488,114
     respectively.......................         316,000          315,000
   Capital in excess of par value.......      70,997,000       70,437,000
   Retained earnings since November 15,       11,126,000       10,696,000
    1988................................    ------------     ------------

Total Stockholders' Equity..............      82,439,000       81,448,000
                                            ------------     ------------

Total Liabilities and Stockholders'         $137,569,000     $134,335,000
 Equity.................................    ============     ============



The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30                          JUNE 30
                                           --------------------------------   ----------------------------
                                                1997               1996          1997             1996
                                           --------------     -------------   -----------      -----------
RESOURCE REVENUES
 Ongoing Operations
  Water resource........................      $ 1,164,000     $ 1,000,000     $ 2,297,000      $ 2,116,000
  Property redevelopment................          389,000         277,000         731,000          540,000
  Income from equity method investments.        1,250,000         721,000       1,227,000          884,000
                                              -----------     -----------     -----------      -----------

   Total ongoing operations.............        2,803,000       1,998,000       4,255,000        3,540,000
                                              -----------     -----------     -----------      -----------

 Interim Activities
  Lease, service and other..............          418,000         410,000         803,000          885,000
                                              -----------     -----------     -----------      -----------

   Total resource revenues..............        3,221,000       2,408,000       5,058,000        4,425,000
                                              -----------     -----------     -----------      -----------

RESOURCE OPERATING COSTS
 Operations and maintenance.............          326,000         261,000         631,000          509,000
 Administrative support expenses........          548,000         569,000       1,076,000        1,045,000
                                              -----------     -----------     -----------      -----------

   Total resource operating costs.......          874,000         830,000       1,707,000        1,554,000
                                              -----------     -----------     -----------      -----------

INCOME FROM RESOURCES...................        2,347,000       1,578,000       3,351,000        2,871,000

 Corporate general and administrative           1,059,000         920,000       2,175,000        1,878,000
  expenses                                    -----------     -----------     -----------      -----------

INCOME FROM OPERATIONS..................        1,288,000         658,000       1,176,000          993,000

 Net Interest expense...................          237,000         139,000         420,000          250,000
                                              -----------     -----------     -----------      -----------

INCOME BEFORE INCOME TAX PROVISION......        1,051,000         519,000         756,000          743,000

 Income tax provision
  Currently payable.....................           16,000          16,000          23,000           23,000
  Deferred tax expense credited to                431,000         209,000         303,000          299,000
   equity...............................      -----------     -----------     -----------      -----------

NET INCOME..............................      $   604,000     $   294,000     $   430,000      $   421,000
                                              ===========     ===========     ===========      ===========

EARNINGS PER SHARE......................      $       .06     $       .03     $       .04      $       .04
                                              ===========     ===========     ===========      ===========

Weighted Average Number of Shares
 Outstanding............................       10,762,000      10,711,000      10,747,000       10,730,000

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)


                                                  1997           1996
                                              ------------   ------------


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.................................. $   430,000    $   421,000
 Provision for income tax which is
  credited to equity.........................     303,000        299,000
 Equity income in Penske Motorsports           (1,065,000)      (559,000)
  Inc........................................
 Depreciation and amortization...............     378,000        336,000
 Allowance for doubtful accounts.............     353,000       (133,000)
 Changes inassets:
   Accounts receivable and other.............    (736,000)     7,419,000
 Changes in liabilities:
   Current liabilities.......................     129,000     (3,540,000)
                                              -----------    -----------

 Net cash flows from operating
  activities.................................    (208,000)     4,243,000
                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Minority interest and other liabilities.....     667,000        543,000
 Investment in Penske Motorsports, Inc.......         ---        249,000
 Environmental remediation expenditures......    (968,000)    (3,777,000)
 Capital expenditures........................  (4,819,000)    (5,101,000)
 Other investments...........................    (225,000)      (211,000)
                                              -----------    -----------

 Net cash flows from investing
  activities.................................  (5,345,000)    (8,297,000)
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock....................      75,000        121,000
 Borrowings under revolver-to-term
  credit facility............................   2,000,000            ---
 Payment of loan fees........................    (150,000)           ---
 Principal payments on note payable..........    (120,000)      (120,000)
                                              -----------    -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES.....   1,805,000          1,000
                                              -----------    -----------

NET CHANGES IN CASH AND CASH EQUIVALENTS.....  (3,748,000)    (4,053,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR.....................................   8,482,000     10,863,000
                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF THE
 PERIOD......................................  $4,734,000     $6,810,000
                                              ===========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)


                                       COMMON STOCK        CAPITAL IN
                                 -----------------------    EXCESS OF     RETAINED
                                    SHARES      AMOUNT      PAR VALUE     EARNINGS        TOTAL
                                 ------------------------------------------------------------------
Balance at December 31, 1996...   10,488,114    $315,000   $70,437,000   $10,696,000    $81,448,000

   Issuance of shares of
       Common stock............       27,661       1,000       257,000           ---        258,000

   Provision for income tax
       Credited to equity......          ---         ---       303,000           ---        303,000

   Net Income..................          ---         ---           ---       430,000        430,000
                                  ----------   ---------   -----------   -----------    -----------

Balance at June 30, 1997.......   10,515,775    $316,000   $70,997,000   $11,126,000    $82,439,000
                                  ==========   =========   ===========   ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

     The unaudited, consolidated financial statements as of June 30, 1997, and for the three and six month periods ended June 30, 1997 and 1996, as well as related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at June 30, 1997, and results of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996.

     The Company has reclassified certain 1996 information to conform with the 1997 presentation.

NOTE 2.  STOCKHOLDERS' EQUITY

     During 1997 and 1996 the Company recorded transactions directly to stockholders' equity other than changes resulting from net income or equity transactions with shareholders. These transactions include deferred tax expense credited to equity due to the utilization of the Company's reorganization NOL carryforwards, and the increase in equity due to the Penske Motorsports, Inc. Initial Public Offering in March 1996. These amounts for the three and six months ended June 30, 1997 and 1996 are as follows:

                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30                     JUNE 30
                                                                    1997            1996          1997          1996
                                                                    ----            ----          ----          ----
Deferred tax expense credited to equity....................       $431,000        $209,000       $303,000     $  299,000
Investment increase in Penske Motorsports, Inc.............              -               -              -      6,116,000
                                                                  --------        --------       --------     ----------
                                                                  $431,000        $209,000       $303,000     $6,415,000
                                                                  ========        ========       ========     ==========

NOTE 3.  CUCAMONGA LEASE

     The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. The Company continues its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. The dispute centers upon whether or not the Lease Rate in the Cucamonga Lease should be interpreted as the Company asserts to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct Lease Rate, the Company has elected to reserve the full amount in dispute and report revenues on

                     KAISER VENTURES INC. AND SUBSIDIARIES

the basis of amounts received. The total amount of lease payments in dispute as of June 30, 1997 is approximately $1,073,000.

NOTE 4.  INVESTMENT IN WEST VALLEY MRF, LLC

     The Company and Burrtec Waste Industries, Inc. ("Burrtec"), a privately-held company, completed their revised agreement for the development, construction and operation of the West Valley MRF, a municipal solid waste transfer and recovery facility. Effective June 19, 1997, Kaiser Recycling Corporation ("KRC") and West Valley Recycling & Transfer, Inc. ("WVRT"), Burrtec's wholly owned subsidiary, which are the members of the newly created limited liability company, West Valley MRF, LLC, entered into a Members Operating Agreement which is substantially the equivalent of a joint venture agreement but for a limited liability company. The West Valley MRF is under construction and is expected to be completed during the fourth quarter of this year.

     Pursuant to the terms of the Members Operating Agreement, KRC contributed an approximately 23 acre parcel of the Mill Site on which Phase 1 of the West Valley MRF is being constructed and WVRT contributed all of the goodwill of Burrtec's recycling business presently operated out of Riverside County entitling West Valley MRF, LLC to all revenues generated from such business after the closing date.

     Most of the financing for Phase 1's projected cost of approximately $10,300,000, including reimbursement of many of the previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of $9,500,000 in California Pollution Control Financing Authority (the "Authority") Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A (the "Bonds"). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. ("Union Bank"). The Bonds have a stated maturity date of June 1, 2012, although West Valley MRF, LLC is required pursuant to its agreement with Union Bank to annually redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank the Company and KRC are liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC.

     The Company will be accounting for its investment in West Valley MRF, LLC under the equity method.


NOTE 5.  INVESTMENT IN PENSKE MOTORSPORTS, INC.

     The Company currently owns 1,627,923 shares, or approximately 11.50% of the outstanding common stock of PMI. Effective May 19, 1997, PMI issued approximately 907,000 shares of its common stock to acquire the majority interest in North Carolina Motorspeedway, Inc., the owner and operator of an approximately 1 mile oval track in Rockingham, North Carolina. That transaction resulted in the dilution of the Company's percentage of ownership in PMI from 12.29% to 11.50%. North Carolina Motorspeedway hosts two NASCAR Winston Cup series races, two NASCAR Busch Grand National Races and the annual Unocal 76/Rockingham Pit Crew Championship.

                     KAISER VENTURES INC. AND SUBSIDIARIES


NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended June 30, 1997 the Company issued $258,000 of common stock for payment of 1996 bonuses and 1997 compensation.


NOTE 7.  COMMITMENTS AND CONTINGENCIES

     The Company guaranteed fifty percent (50%) of the principal and interest on $9.5 million in tax exempt variable interest rate bonds issued in connection with the construction of the West Valley MRF.

ENVIRONMENTAL CONTINGENCIES

     The Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $20 million and $31.5 million, depending both upon the ultimate extent of the environmental remediation and the cleanup effort involved and which approved remediation alternatives are eventually selected.

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




                  REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

     As discussed in the Company's Form 10-K Report for 1996, the Company is engaged in certain claims and litigation, which if resolved adverse to the Company or the Company's interests, would have a material adverse impact on the Company. There were no material developments in any legal proceeding in the second quarter of 1997.


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         On June 23, 1997, the Company held its annual meeting of stockholders. The only action taken by the stockholders was a vote on the election of nine directors for the Company for the ensuing year. The stockholders re-elected the nine current members of the Board of Directors. The vote on each nominee to the Board was as follows:

ELECTION TO THE BOARD OF DIRECTORS         VOTES FOR   VOTES WITHHELD
 VOTES FOR
Ronald E. Bitonti.......................   6,212,998        21,787
Todd G. Cole............................   6,215,139        19,646
Reynold C. MacDonald....................   6,220,871        13,914
William J. Morgan.......................   6,219,544        15,241
Charles E. Packard......................   6,230,128         4,657
Thomas S. Rabone........................   6,224,104        10,681
Lyle B. Stevenson.......................   6,219,371        15,414
Richard E. Stoddard.....................   6,229,619         5,166
Marshall F. Wallach.....................   6,229,942         4,843


ITEM 5.  OTHER INFORMATION

         See the "Introduction" Section of this Form 10-Q Report.

                     KAISER VENTURES INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.     Exhibits
                --------
Exhibit 10.1    Members Operating Agreement dated June 19, 1997 between Kaiser
                Recycling Corporation and West Valley Recycling & Transfer, Inc.

Exhibit 10.1.1  Performance Guaranty and Indemnification Agreement (KRC
                Obligations) dated June 19, 1997 given by Kaiser Ventures Inc.
                for the benefit of West Valley MRF, LLC and West Valley
                Recycling & Transfer, Inc.

Exhibit 10.2    Loan Agreement dated as of June 1, 1997 between West Valley MRF,
                LLC and California Pollution Control Financing Authority.

Exhibit 10.2.1  Indenture Agreement dated as of June 1, 1997 between California
                Pollution Control Financing Authority and BNY Western Trust
                Company for the benefit of $9,500,000 California Pollution
                Control Financing Authority Variable Rate Demand Solid Waste
                Disposal Revenue Bonds (West Valley MRF, LLC Project) Series
                1997A

Exhibit 10.3    Remarketing Agreement dated as of June 1, 1997, and among West
                Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney,
                Inc. with regard to $9,500,000 California Pollution Control
                Financing Authority Variable Rate Demand Stock Waste Disposal
                Revenue Bonds (West Valley MRF, LLC Project) Series 1997A

Exhibit 10.4    Reimbursement Agreement dated as of June 1, 1997 between West
                Valley MRF, LLC and Union Bank of California, N.A.

Exhibit 10.4.1 Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A.

Exhibit 10.5 Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A.

Exhibit 10.5.1 Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A.


Exhibit 27      Financial Data Schedule for second quarter 10-Q.

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

                              KAISER VENTURES INC.



Dated:  August 13, 1997       /s/ James F. Verhey
                              -------------------
                              James F. Verhey
                              Principal Financial Officer