Form 10-Q/A
period 1997-06-30
KAISER VENTURES INC
filed 1997-09-02
CIK 729365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended June 30, 1997        Commission File Number 0-18858

                              KAISER VENTURES INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          94-0594733
  -------------------------------                         -------------------
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

                                    Yes X  No
                                       ---

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections l2, 13 or l5(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    Yes X  No
                                       ---

On August 6, 1997, the Company had 10,521,975 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

1. Amendment to Consolidated Balance Sheet - Part I, Item 2.

         As filed with the Securities and Exchange Commission via EDGAR, the numbers for "Investment in common stock of Penske Motorsports, Inc." were transposed as set forth on the Assets page of the Consolidated Balance Sheet. Accordingly, the Assets page of the Consolidated Balance Sheet is hereby amended to read as follows:

                           CONSOLIDATED BALANCE SHEETS

                                      AS OF

                                                          JUNE 30,       DECEMBER 31,
                                                            1997           1996
                                                            ----           ----
                                                          (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents........................... $  4,734,000   $  8,482,000
   Accounts receivable and other, net of allowance for
    doubtful accounts of $1,387,000 and $1,034,000,
    respectively.......................................    5,957,000      3,217,000
    Insurance settlement receivable....................      119,000        119,000
                                                        ------------   ------------

                                                          10,810,000     11,818,000
                                                        ------------   ------------

Investment in common stock of Penske Motorsports, Inc.
 (Fair market value of 1,627,923 shares equal to
 $53,005,000 as of June 30, 1997)......................   39,978,000     38,863,000
                                                        ------------   ------------

Investment in Fontana Union Water Company..............   16,108,000     16,108,000
                                                        ------------   ------------

Investment in West Valley MRF..........................    2,326,000      1,024,000
                                                        ------------   ------------
Real Estate
   Land and improvements...............................   52,980,000     52,274,000
   Real estate under development.......................    4,412,000      6,393,000
                                                        ------------   ------------

                                                          57,392,000     58,667,000
                                                        ------------   ------------

Other Assets
   Landfill permitting and development.................    8,287,000      5,645,000
   Buildings and equipment (net).......................    2,668,000      2,210,000
                                                        ------------   ------------

                                                          10,955,000      7,855,000
                                                        ------------   ------------

Total Assets........................................... $137,569,000   $134,335,000
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

                                                     KAISER VENTURES INC.


Dated: September 2, 1997                             /s/ James F. Verhey
                                                     -------------------------
                                                     James F. Verhey
                                                     Principal Financial Officer