Form 10-Q
period 1997-09-30
KAISER VENTURES INC
filed 1997-11-13
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997          Commission File Number 0-18858



                             KAISER VENTURES INC.
                             --------------------
            (Exact name of registrant as specified in its charter)



            DELAWARE                                             94-0594733
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



                   3633 East Inland Empire Blvd., Suite 850
                          Ontario, California  91764
              -------------------------------------------------
            (Address of principal executive offices and zip code)



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

                                  Yes  X  No
                                     -----

On November 7, 1997, the Company had 10,613,315 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                       TABLE OF CONTENTS TO FORM 10-Q/1/


                                                                            PAGE
                                                                            ----

INTRODUCTION

   BUSINESS UPDATE...........................................................  1

PART I

   Item 1.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.......................  8

   Item 2.        FINANCIAL STATEMENTS....................................... 18

                  CONSOLIDATED BALANCE SHEETS................................ 18

                  CONSOLIDATED STATEMENTS OF INCOME.......................... 20

                  CONSOLIDATED STATEMENTS OF CASH FLOWS...................... 21

                  CONSOLIDATED STATEMENT OF CHANGES IN
                   STOCKHOLDERS' EQUITY...................................... 22

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................. 23

PART II

   Item 1.        LEGAL PROCEEDINGS.......................................... 27

   Item 2.        CHANGES IN SECURITIES...................................... 28

   Item 3.        DEFAULTS UPON SENIOR SECURITIES............................ 28

   Item 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.......... 28

   Item 5.        OTHER INFORMATION.......................................... 28

   Item 6.        EXHIBITS AND REPORTS ON FORM 8-K........................... 28

SIGNATURES................................................................... 30

---------------------
/1/ The pagination of this printed third quarter 10-Q Report does not necessarily correspond with the pagination of the third quarter 10-Q Report as filed with the Securities and Exchange Commission on EDGAR.

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

          THE READER IS ENCOURAGED TO READ THIS FORM 10-Q REPORT IN CONJUNCTION WITH THE 10-K REPORT, THE 10-Q REPORT FOR THE QUARTER ENDING MARCH 31, 1997 AND THE 10-Q REPORT FOR THE QUARTER ENDING JUNE 30, 1997, SINCE THE INFORMATION CONTAINED HEREIN IS OFTEN AN UPDATE OF THE INFORMATION IN SUCH REPORTS.

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


                                 INTRODUCTION

BUSINESS UPDATE

GENERAL

  Kaiser Ventures Inc. ("Kaiser" or the "Company" which shall be deemed to include its wholly-owned subsidiaries unless otherwise provided herein) continues to work on the development, as necessary, of its principal assets:
(i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company which is leased to Cucamonga County Water District ("Cucamonga") pursuant to a 102-year take-or-pay lease; (ii) an approximately 11.50% interest in Penske Motorsports, Inc. ("PMI"), a publicly traded motorsports company;
(iii) approximately 668 acres (gross) of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); (iv) an approximate 73% interest in Mine Reclamation Corporation ("MRC"), the Company seeking to permit a rail-haul municipal solid waste landfill in Riverside County (the "Landfill Project"); and (v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. The Company also has approximately $112,900,000 of federal net operating loss tax carryforwards as of December 31, 1996, which arose primarily as a result of the bankruptcy reorganization of KSC. The Company is the reorganized successor of KSC.

  Since the filing of the 1996 Form 10-K Report and the first and second quarter 1997 10-Q Reports, there have been particularly significant developments with regard to the Landfill Project, and the continued redevelopment of the Mill Site Property. Specifically, the Landfill Project received approval by the

                     KAISER VENTURES INC. AND SUBSIDIARIES

Riverside County Board of Supervisors and the United States Bureau of Land Management ("BLM") announced its decision to approve the proposed Federal land exchange. In addition, 15 acres of the Napa Lots sold for $4.30 per square foot. See the more detailed discussion on these developments below. A reader of this Form 10-Q Report is strongly encouraged to read the entire report, together with the Company's 1996 Form 10-K Report and first and second quarter 10-Q Reports for 1997 for background information and a complete understanding as to material developments concerning the Company.

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

  The Company is continuing with its litigation against Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease and the Lease Rate. A trial on the matter is currently scheduled to commence on December 8, 1997. There is no assurance that the trial may not be delayed.

INVESTMENT IN PENSKE MOTORSPORTS, INC.

  The Company currently owns 1,627,923 shares, or approximately 11.50% of the outstanding common stock of PMI. PMI is traded on the NASDAQ National Market under the symbol "SPWY". The Company's ownership interest in PMI was acquired as a result of: (i) its contribution in November, 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which TCS has been built; and (ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December, 1996 pursuant to which the Company received PMI shares as partial payment for the property.

  PMI is a leading promoter and marketer of professional motorsports in the United States as well as an owner and operator of speedway facilities. During the third quarter, PMI continued its acquisition of ownership interests in motor sports facilities and/or operators. As of September 30, 1997, PMI owned: (i) Michigan International Speedway, Inc. which owns and operates the Michigan Speedway, in Brooklyn, Michigan; (ii) The California Speedway Corporation, which owns and operates The California Speedway near Los Angeles, California; (iii) Pennsylvania International Raceway, Inc. which owns and operates the Nazareth Motor Speedway in Nazareth, Pennsylvania; (iv) approximately seventy percent (70%) of the stock of North Carolina Motor Speedway, Inc. which owns and operates the North Carolina Motor Speedway, Rockingham, North Carolina; (v) a forty percent (40%) interest in Homestead-Miami Speedway, LLC, the operator of the Metro-Dade Homestead Motorsports Complex in Dade County, Florida; (vi) a seven percent (7%) interest in Grand Prix Association of Long Beach, Inc. (NASDAQ:GPLB) the owner and operator of the Toyota Grand Prix of Long Beach, the annual CART PPG Cup Race run on the streets of Long Beach, California and the owner and operator of Gateway International Raceway in Madison, Illinois and Memphis Motorsports Park in Millington, Tennessee; (vii) Motorsports International Corp., a motorsports apparel and memorabilia company; and (viii) Competition

                     KAISER VENTURES INC. AND SUBSIDIARIES

Tire West, Inc. and Competition Tire South, Inc., distributors of Goodyear racing tires in the mid-west and southern regions of the United States.

  In addition to PMI's recent acquisitions, on August 12, 1997, PMI announced that it had entered into an option agreement to acquire approximately 640 acres in Adams County, Colorado near Denver International Airport for possible construction of a motorsports complex.

  For the third quarter of 1997, PMI announced an 84% increase in gross revenues to a record $44.0 million and a 36% increase in net income to a record $8.8 million or $0.63 per share. For the first nine months of the year, PMI announced net income of $18.3 million or $1.33 per share. Due to the seasonal nature of racing, losses are generally anticipated in the first and fourth quarters of the year while earnings are generally anticipated in the second and third quarters. As a result, the Company's reported share of PMI's net income/loss will reflect the seasonal nature of PMI's business. The Company began accounting for its share of PMI's net income as of April 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The following table sets forth the range of the low and high reported bid price of PMI's common stock for the first, second and third quarter of 1997, as reported on the NASDAQ National Market System.

          1997:                 LOW       HIGH
                               ------    ------
          Third Quarter        $32.50    $34.58
          Second Quarter       $27.25    $32.38
          First Quarter        $25.00    $30.75

  On November 10, 1997, the closing price of PMI's common stock was $27.31.

PROPERTY REDEVELOPMENT

  Mill Site Redevelopment Plan. During the third quarter the Company continued its efforts to redevelop the balance of its Mill Site Property.

  The formal entitlement and permitting process for a substantial portion of the Company's Mill Site property continued during the third quarter. The formal entitlement and permitting commenced in April 1997, when the Company filed an application for a Specific Plan with San Bernardino County for all of its property except for approximately 26 acres within the City of Rancho Cucamonga and approximately 135 acres known as the East Slag Pile property. Most technical studies are complete and preparation of a draft environmental impact report is underway by the County's independent consultant. The entire entitlement and permitting process is currently anticipated to be substantially completed by the end of the first quarter of 1998. However, there is no assurance that there will be delays in the entitlement and permitting process.

  Finally, the Company continues to undertake the environmental remediation activities necessary to develop the Mill Site.

WEST VALLEY MATERIALS RECOVERY FACILITY

  The West Valley MRF, a materials recycling and waste transfer facility, is owned by West Valley MRF, LLC, a limited liability company, equally owned by subsidiaries of the Company and Burrtec Waste

                     KAISER VENTURES INC. AND SUBSIDIARIES

Industries, Inc. ("Burrtec"), Burrtec is a privately-held municipal waste hauler company. The West Valley MRF is located on property previously owned by the Company. Construction of Phase 1 of the Mill Site MRF, which includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services, is nearing final completion. Construction of Phase 1 was sufficiently complete in October so as to allow the commencement of limited waste transfer operations. Final construction and equipment costs for Phase 1 are still anticipated to be within the original $10,300,000 budget for the project.

NAPA LOTS

  On September 30, 1997, a newly formed company owned by the same individuals as Budway Enterprises, Inc. ("Budway"), a distributor of steel and other products, completed the purchase of 15.7 acres of the Napa Lots for approximately $2,943,000, or approximately $4.30 a square foot. The sales price increased from the originally announced sales price of $4.25 per square foot due to the extension of the original closing date of the transaction until September 30, 1997. At closing, the Company received $1,500,000 in cash, less normal closing adjustments. The balance of the purchase price of approximately $1,443,000 is represented by buyer's promissory note. The note requires a payment of approximately $554,000 in principal in nine equal monthly installments plus interest at ten percent (10%) per annum with the remaining principal balance of approximately $909,000 payable $25,000 per quarter plus interest at the same ten percent (10%) rate. All remaining principal and interest are due and payable on the seventh anniversary of the note. The note is secured by a lien on the property sold and by the guarantee of Budway and one of its individual owners. The Company will subordinate its note receivable to the construction and permanent financing for a warehouse and distribution center to be built on the property. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Financing. Since its initial acquisition of an equity interest in MRC, the Company, through its wholly-owned subsidiary, Eagle Mountain Reclamation, Inc., has made additional equity investments in MRC through a series of private placements with other MRC shareholders. Currently, the Company's ownership interest in MRC is approximately 73%. Because additional funding was needed to continue permitting activities, MRC completed a private placement for $2.4 million during the third quarter with the Company agreeing to provide MRC with up to 75%, or approximately $1.8 million, of the $2.4 million. A separate $2.5 million private placement was previously completed in the First Quarter of 1997, with the Company's portion being approximately $1.9 million. With the acceleration of certain expenditures it is also currently anticipated that the Company may make additional equity contributions to MRC of up to $3.0 million in 1998. Financing in addition to that noted above will be required to complete the permitting of the Landfill Project and to ultimately construct the Landfill Project.

                     KAISER VENTURES INC. AND SUBSIDIARIES

     Approval by Riverside County of the Landfill Project. After approval of the Landfill Project by the Riverside Planning Commission and after a number of public hearings held by the Riverside County Board of Supervisors, on August 26, 1997, the Board of Supervisors, by a four to one vote, approved the Landfill Project. Final approval of the Development Agreement and environmental impact report ("EIR") for the Landfill Project and related land use matters was made by the Board of Supervisors on September 9, 1997 by a three to one vote, with one supervisor that previously voted in favor of the Landfill Project absent from the meeting. In the opinion of the Company's management, approval of the Landfill Project is a major step forward in the continued development of the Landfill Project. MRC's and the Company's focus will now be on obtaining the necessary technical permits for the Landfill Project, defending pending and anticipated litigation involving the Landfill Project and completing the proposed federal land exchange.

     The Landfill Project was approved to receive up to 20,000 tons per day (6 days a week) of non-hazardous municipal sold waste. However, MRC is limited during the first ten years of operations to 10,000 tons per day of non-County waste plus the waste generated from within the County. After ten years, MRC may request an increase in daily tonnage up to the maximum of 20,000 tons, but such increase must be reviewed by and receive the approval of an independent scientific panel as discussed in more detail below.

  The Development Agreement. As a part of the process of considering the Landfill Project, the Company and MRC negotiated a Development Agreement with Riverside County. The Development Agreement, while in final form, is not effective until consummation of the federal land exchange discussed below. In summary, the Development Agreement among Riverside County, MRC, the Company, and two of the Company's subsidiaries, Kaiser Eagle Mountain, Inc. and Eagle Mountain Reclamation, Inc., provides the mechanism by which MRC acquires long term vested land use rights for a landfill, and generally governs the relationship among the parties to the Agreement. The Development Agreement also addresses such items as the duties and indemnification obligations to Riverside County, the extensive financial assurances to be provided to Riverside County, the reservation and availability of landfill space for waste generated within Riverside County, events of default and remedies as well as a number of other items.

  In addition, the financial payments to or for the benefit of Riverside County and others are detailed in the Development Agreement and in the Purchase and Sale Agreement, which is a part of the Development Agreement. The Purchase and Sale Agreement requires a per ton payment on non-County waste determined from a base rate which is the greater of $2.70 per ton or ten percent (10%) of the landfill tip fee up to 12,000 tons of non-County waste. The 10% number increases to 12 1/2% for all non-County waste once non-County waste exceeds 12,000 tons per day. The per ton payment to the County also increases as volume increases. The per ton payments on non-County Waste to Riverside County are summarized as follows:

================================================================================
 AVERAGE TONS PER DAY OF
    NON-COUNTY WASTE                     PAYMENT TO RIVERSIDE COUNTY
================================================================================
     0       -   7,000          greater of 10% (12.5% once volume exceeds 12,000
                                tpd) or $2.70 ("Base")

      7,000  -  10,000                           Base plus $.80

     10,000  -  12,000                           Base  +  $1.30

     12,000  -  16,000                           Base  +  $2.30

     16,000  -  20,000                           Base  +  $3.30
================================================================================

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Other major payments include: (i) partial funding for up to four rail crossings with $1 million due at the commencement of construction of the landfill and an additional $1 million over the course of landfill operations;
(ii) financial assistance for the host community, Lake Tamarisk, comprised of $500,000 due at the commencement of construction of the landfill plus an additional approximately $1.5 million due over the course of landfill operations; and (iii) funding for non-California Environmental Quality Act reduction air emission programs of $600,000 over the course of operations.

  The initial term of the Development Agreement is fifty years. However, the term can be extended to November 30, 2088. In order to obtain an increase in the initial 50-year term of the Development Agreement and/or an increase in the initial 10,000 tons per day limit on out-of-County waste, an independent scientific panel is convened to review such a request. The scientific panel is to be made up of five independent scientists and engineers selected by the University of Riverside, California (the "University") with the approval of the Company and MRC. If the University and the Company/MRC are unable to agree on the panel members, two members are to be selected by the University, two by MRC/the Company and the fifth member is to be selected by the other four members. There are procedures in place if the University does not participate in the selection of the panel members for any reason. The panel is to conduct its review within eight months of any request. The panel, in effect, is to limit its review to confirming that MRC has substantially complied with all development approvals, the environmental mitigation measures and all regulatory permits and that the potential environmental impacts of the landfill are the same as identified in the EIR. There are various appeal procedures depending upon the initial and final findings of the panel.

  Environmental Trust Fund. Pursuant to the terms of the Development Agreement and other related documents, $.90 of the per ton payment made to Riverside County by MRC on out-of-County municipal solid waste will be deposited into an environmental trust. In addition, MRC directly pays $.90 per ton into the environmental trust for in-County waste deposited into the landfill. Funds in the environmental trust are to be used within Riverside County for: (a) the protection, acquisition, preservation, and restoration of parks, open space, biological habitat, scenic, cultural, and scientific resources; (b) the support of environmental education and research; (c) the mitigation of the Project's environmental impacts; and (d) the long term monitoring of the above mentioned items.

  Finally, MRC has agreed to pay $.10 per ton of municipal solid waste deposited into the landfill to the National Parks Foundation for the benefit of the National Park Service.

  State Litigation-Return to Writ. The state litigation surrounding the Landfill Project has two subparts: the "return to the writ" previously issued by the San Diego Superior Court and a newly filed lawsuit which is discussed in more detail below. In 1994, the San Diego Superior Court ruled that the EIR for the Landfill Project approved by Riverside Court in November, 1992 was defective in eight areas. This resulted in the issuance of a writ (a form of legal document) ordering Riverside County to comply with the court's decisions and the California Environmental Quality Act ("CEQA"), which is the statutory basis for the preparation and evaluation of an EIR. The County and MRC have sought to comply with the court's decisions and the writ by preparing a new EIR and going through the entire evaluation and political process again. This culminated in the final approval of the EIR and related land use approvals by Riverside County on September 9, 1997. On September 19, 1997, Riverside County filed with the San Diego Superior Court a return to the writ which detailed the reasons as to how the eight defects in the former EIR were remedied by the new EIR.

  On September 30, 1997, there was a hearing before Judge McConnell of the San Diego Superior Court with regard to the return to the writ. At the hearing, Judge McConnell established various filing and

                     KAISER VENTURES INC. AND SUBSIDIARIES

briefing deadlines and tentatively scheduled a hearing date on any objections to the writ being satisfied by the new EIR. Subsequently, objections to the return to the writ were filed by all the previous parties to the litigation except for Eagle Crest Energy Company ("ECEC"). On October 20, 1997, the San Diego Superior Court entered an order discharging the original objections of ECEC. The remaining original project opponents maintain that MRC and the Company failed to correct in the new EIR any of the eight deficiencies found to exist in the 1992 approved EIR. On November 10, 1997, there was a second hearing before Judge McConnell which resulted in a modified briefing schedule and a new scheduled hearing date. A hearing on the return to writ is currently schedule for December 31, 1997. However, there is no assurance that there will not be delays in this matter and that a hearing on the return to the writ will actually be held on December 31, 1997.

  State Litigation-New Lawsuit. Under CEQA, participants in the administrative and political process have the ability to commence litigation with regard to an EIR within thirty days after the approval of the EIR. Several project opponents did file a new lawsuit in Riverside County on October 10, 1997. The plaintiffs in this new litigation are generally the same plaintiffs as in the lawsuit commenced in 1992 with a few exceptions. Notably, ECEC and the City of Coachella are not plaintiffs in the new lawsuit. There is only one new plaintiff, the Center for Community Action and Environmental Justice, a local environmental group originally organized to address environmental issues associated with the String Fellows acid pits located in Riverside County.

  The claims made in the petition are fairly typical of a CEQA lawsuit. The only non-CEQA claim is a claim that the Development Agreement with Riverside County violates California Proposition 218, an amendment to California's constitution. Proposition 218 generally requires a vote of taxpayers if a new tax is levied by a governmental or quasi-governmental entity.

  MRC and the Company believe they have various defenses to the new litigation. There are also deadlines prescribed by statute for CEQA lawsuits which should result in a trial on the new CEQA causes of action, if one is necessary, by no later than the summer of 1998.

  Approval of Federal Land Exchange. In conjunction with the landfill permitting process, the Company proposed transferring to the U.S. Bureau of Land Management ("BLM") approximately 2,800 acres of Kaiser-owned property along the railroad right-of-way, which property has been identified as prime desert tortoise habitat, in exchange for fee ownership of approximately 3,500 acres of primarily disturbed land within the Landfill Project area. The BLM announced on September 25, 1997, its decision to approve the proposed federal land exchange with the Company. Formal notice of the land exchange was published on October 6, 1997, which commenced a 45-day protest period with respect to the proposed land exchange. When the protest period is over, the BLM will consider and respond to any protests and take final administrative action. A decision on the requested rights-of-way is anticipated to be made by the BLM at about the same time as it responds to any protests to the proposed land exchange.

     Risks. As is discussed in more detail in the Company's 1996 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project which must be overcome to achieve the financing, permitting, construction and operation of the Landfill Project. There are active opponents to the Landfill Project. Given the legal challenges that have occurred to date and the controversies that generally surround landfill projects, additional legal challenges are likely. In addition, there is and will be substantial competition with other rail-haul projects as well as other landfills for waste. The current anticipated time schedule for the Landfill Project is based on forward-looking information and as a result, the time schedule may not be achieved, because of the risks associated with the Project as well as delays inherent in the process.

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

INTERIM ACTIVITIES

  Revenues from interim activities are generated from various sources primarily related to the Mill Site Property. Significant components of interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag and metallics to outside contractors, water and wastewater treatment service revenues (through 1996), revenues from the sale of excess equipment and assets and other miscellaneous short-term activities.

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

  In addition, due to the concentration of motorsport racing events between April and September, PMI's operations have been, and will continue to be, highly seasonal. Except for a limited number of event weekends in October, 1997 at TCS and PMI's recently acquired North Carolina Speedway, PMI has no current plans to host events in the first and fourth quarters at its existing facilities. As a result, the Company's reported share of undistributed equity in the earnings of PMI will likely be positive (income) in the second and third quarters and negative (loss) in the first and fourth quarters.

RESULTS OF OPERATIONS

ANALYSIS OF RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

  An analysis of the significant components of the Company's resource revenues for the Quarters ended September 30, 1997 and 1996 follows:

                                               1997           1996       % INC. (DEC)
                                               ----           ----       ------------
ONGOING OPERATIONS
   Water resource.......................... $1,165,000     $  944,000         23%
   Property redevelopment..................    383,000        295,000         30%
   Income from equity method investments...  1,000,000        642,000         56%
                                            ----------     ----------

     TOTAL ONGOING OPERATIONS..............  2,548,000      1,881,000         35%

INTERIM ACTIVITIES
   Lease, service and other................    429,000        442,000         (3%)
                                            ----------     ----------

     TOTAL RESOURCE REVENUES............... $2,977,000     $2,323,000         28%
                                            ==========     ==========

REVENUES AS A PERCENTAGE OF TOTAL
 RESOURCE REVENUES:
   Ongoing operations......................         86%            81%
   Interim activities......................         14%            19%
                                            ----------     ----------

     TOTAL RESOURCE REVENUES...............        100%           100%
                                            ==========     ==========

  Resource Revenues. Total resource revenues for the third quarter of 1997 were $2,977,000, compared to $2,323,000 for 1996. Revenues from ongoing operations increased 35% during the quarter to $2,548,000 from $1,881,000 in 1996, while revenues from interim activities decreased 3% to $429,000 from $442,000 in 1996. Revenues from ongoing operations as a percentage of total revenues increased to 86% in 1997 from 81% in 1996.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,165,000 during the third quarter of 1997 compared to $944,000 for 1996. The 23% increase in water revenues during the quarter primarily reflects: (a) an increase, as of February 1, 1997, in the effective non-interruptible untreated water rate being paid by Cucamonga from $346.00 to $351.00 per acre foot; and (b) a return to the maximum amount of water that Cucamonga (through Fontana Union) can draw from the Colton/Rialto Basin wells. As previously disclosed, the annual amount of water available to Fontana Union from such wells was temporarily reduced during 1996 to 720 acre feet from 3,000 acre feet due to low water levels detected in the Colton/Rialto Basin wells.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  In addition, as also previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts actually received from Cucamonga. The total amount of lease payments in dispute as of September 30, 1997 is approximately $1,165,000. MWD has stated that it may further refine its rate structure in the future.

  Property redevelopment revenues were $383,000 for 1997 compared to $295,000 for 1996. The 30% increase from 1996 is primarily a result of the reclassification of the Mill Site sewer treatment plant service fees as property redevelopment revenues as a result of the Company's renovation of the plant and its renewed commitment to provide sewer services to PMI and future Mill Site tenants ($78,000).

  Income from equity method investments increased to $1,000,000 for the third quarter of 1997 compared to $642,000 for 1996. The increase of $358,000 reflects the Company's share of the reported third quarter net income of PMI, of which the Company recorded its 11.50% share ($520,000) partially offset by the elimination of the management fee which the Company received from PMI through March 31, 1997, ($162,000). The Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996.

  Interim Activities. Revenues from interim activities for the third quarter of 1997 were $429,000 compared to $442,000 for 1996. The 3% decrease in revenues from interim activities in 1997 is primarily attributable to lower revenues from tenant services, from metallics and scrap sales ($30,000), and from the reclassification of the sewer treatment plant service fees as property redevelopment revenues ($54,000) being partially offset by increases in Mill Site tenant revenue ($49,000) and slag revenue ($24,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the third quarter of 1997 increased to $916,000 from $834,000 in 1996. Operations and maintenance costs for 1997 were $341,000 compared to $303,000 for 1996. The 13% increase in 1997 operations and maintenance costs was primarily due to higher property tax expense associated with the completed offsite improvements for portions of the Mill Site property ($16,000) and increased maintenance and supplies costs for buildings and equipment ($26,000). Administrative support expenses for the third quarter of 1997 increased 8% to $575,000 from $531,000 for 1996. This increase was primarily due to higher outside professional costs ($11,000), increases in insurance expense relating to the addition of environmental pollution insurance coverage for the Mill Site ($12,000) and depreciation expense relating to the newly completed railroad and sewer plant improvements at the Mill Site ($21,000).

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter of 1997 increased 12% to $912,000 from $812,000 for 1996. The increase is primarily due to higher payroll and related expenses ($70,000) and higher professional and outside consulting expenses ($25,000).

  Net Interest Expense. Net interest expense for the third quarter of 1997 was $276,000 compared to $156,000 in 1996. The increase was due primarily to the interest expense ($92,000) associated with the $3,000,000 in additional borrowings under the Union Bank of California ("Union Bank") credit facility.

                     KAISER VENTURES INC. AND SUBSIDIARIES

     Pre-Tax Income and Income Tax Provision. The Company recorded income before income tax provision of $873,000 for the third quarter of 1997, a 68% increase from the $521,000 recorded in 1996. An income tax expense of $380,000 was recorded in the third quarter of 1997 as compared with $225,000 in 1996. Historically, over 90% of the tax provisions are not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOL's"). Consequently, pretax income is an important indicator of the Company's performance.

     Net Income. For third quarter of 1997, the Company reported net income of $493,000, or $.05 per share, a 67% increase from the net income of $296,000, or $.03 per share, reported for 1996.

      Mill Site land sale. During the third quarter of 1997 the Company sold approximately 15.7 acres of the Mill Site Property to McLeod Properties, Fontana LLC for $2,943,000, or $4.30 per square foot, for use as a rail-truck intermodal distribution facility for Budway Enterprises, Inc. The transaction closed on September 30, 1997 at which time the Company received $1,500,000 in cash and a note receivable for $1,443,000. The Company has agreed to subordinate its note receivable to a construction / permanent loan in order to facilitate the construction of a building on the property. Although the Company considers the sale to have been fully consummated during the third quarter, generally accepted accounting principles require the gain to be deferred and recognized under the cost recovery method, once proceeds received from the buyer exceeds the Company's basis in the property sold.

ANALYSIS OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  An analysis of the significant components of the Company's resource revenues for the nine months ended September 30, 1997 and 1996 follows:

                                               1997           1996       % INC. (DEC)
                                               ----           ----       -------------
ONGOING OPERATIONS
   Water resource.......................... $3,462,000     $3,060,000             13%
   Property redevelopment..................  1,114,000        835,000             33%
   Income from equity method investments...  2,227,000      1,526,000             46%
                                            ----------     ----------

   TOTAL ONGOING OPERATIONS................  6,803,000      5,421,000             25%

INTERIM ACTIVITIES
   Lease, service and other................  1,232,000      1,327,000             (7%)
                                            ----------     ----------

   TOTAL RESOURCE REVENUES................. $8,035,000     $6,748,000             19%
                                            ==========     ==========

REVENUES AS A PERCENTAGE OF TOTAL
 RESOURCE REVENUES:
   Ongoing operations......................         85%            80%
   Interim activities......................         15%            20%
                                            ----------     ----------

   TOTAL RESOURCE REVENUES.................        100%           100%
                                            ==========     ==========

  Resource Revenues. Total resource revenues for the nine months of 1997 were $8,035,000, compared to $6,748,000 for 1996. Revenues from ongoing operations increased 25% during the nine months to $6,803,000 from $5,421,000 in 1996, while revenues from interim activities declined 7% to $1,232,000 from $1,327,000 in 1996. Revenues from ongoing operations as a percentage of total revenues increased to 85% in 1997 from 80% in 1996.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $3,462,000 during the nine months of 1997 compared to $3,060,000 for 1996. The 13% increase in water revenues during the quarter primarily reflects: (a) an increase, as of February 1, 1997, in the effective non-interruptible untreated water rate being paid by Cucamonga from $346.00 to $351.00 per acre foot; and (b) a return to the maximum amount of water that Cucamonga (through Fontana Union) can draw from the Colton/Rialto Basin wells. As previously disclosed, the annual amount of water available to Fontana Union from such wells was temporarily reduced during 1996 to 720 acre feet from 3,000 acre feet due to low water levels detected in the Colton/Rialto Basin wells.

  In addition, as also previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts actually received from Cucamonga. The total amount of lease payments in dispute as of September 30, 1997 is approximately $1,165,000. MWD has stated that it may further refine its rate structure in the future.

  Property redevelopment revenues were $1,114,000 for 1997 compared to $835,000 for 1996. The 33% increase from 1996 is primarily a result of: (a) the reclassification of the Mill Site sewer treatment plant service fees as property redevelopment revenues as a result of the Company's renovation of the plant and its renewed commitment to provide sewer services to PMI and future Mill Site tenants ($214,000); and (b) higher iron ore and aggregate sales ($62,000).

  Income from equity method investments increased to $2,227,000 for the nine months of 1997 compared to $1,526,000 for 1996. The increase of $701,000 reflects the Company's share of the reported net income of PMI for the nine months, of which the Company recorded its 11.91% share ($1,026,000) partially offset by the elimination of the management fee which the Company received from PMI through March 31, 1997, ($325,000). The Company's equity interest in PMI declined, as of June 1, 1997, from 12.29% to 11.50% as a result of the approximate 907,000 shares that PMI issued in connection with the acquisition of a majority interest in North Carolina Motor Speedway, Inc. The Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996.

  Interim Activities. Revenues from interim activities for the nine months of 1997 were $1,232,000 compared to $1,327,000 for 1996. The 7% decrease in revenues from interim activities in 1997 is primarily attributable to lower revenues from tenant services, from metallics and scrap sales ($195,000), and from the reclassification of the sewer treatment plant service fees as property redevelopment revenues ($161,000); being partially offset by increases in tenant rental revenue ($88,000), railroad switching revenue ($82,000), and slag revenue ($91,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the nine months of 1997 increased to $2,623,000 from $2,388,000 in 1996. Operations and maintenance costs for 1997 were $972,000 compared to $812,000 for 1996. The 20% increase in 1997 operations and maintenance costs was primarily due to higher property tax expense associated with the completed offsite improvements for portions of the Mill Site property ($72,000) and increased maintenance and supplies costs for buildings and equipment ($76,000). Administrative support expenses for the nine months of 1997 increased 5% to $1,651,000 from $1,576,000 for 1996. This

                     KAISER VENTURES INC. AND SUBSIDIARIES

increase was primarily due to increases in insurance expense relating to the addition of environmental pollution insurance coverage for the Mill Site ($63,000) and depreciation expense relating to the newly completed railroad and sewer plant improvements at the Mill Site ($40,000), partially offset by lower salaries and outside professional costs ($30,000).

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the nine months of 1997 increased 15% to $3,087,000 from $2,690,000 for 1996. The increase is due to higher salary and related expenses ($144,000) and higher professional and outside consulting expenses ($252,000).

  Net Interest Expense. Net interest expense for the nine months of 1997 was $696,000 compared to $406,000 in 1996. The increase was due primarily to the interest expense associated with the $3,000,000 in additional borrowings under the Union Bank credit facility ($242,000).

  Pre-Tax Income and Income Tax Provision. The Company recorded income before income tax provision of $1,629,000 for the nine months of 1997, a 29% increase from the $1,264,000 pretax income recorded in 1996. An income tax provision of $706,000 was recorded in the nine months of 1997 as compared with $547,000 in 1996. Historically, over 90% of the tax provisions are not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOL's"). Consequently, pretax income is an important indicator of the Company's performance.

  Net Income. For the first nine months of 1997, the Company reported net income of $923,000, or $.09 per share, a 29% increase from the $717,000, or $.07 per share, reported for 1996.

  Mill Site land sale. During the third quarter of 1997 the Company sold approximately 15.7 acres of the Mill Site Property to McLeod Properties, Fontana LLC for $2,943,000, or $4.30 per square foot, for use as a rail-truck intermodal distribution facility for Budway Enterprises, Inc. The transaction closed on September 30, 1997 at which time the Company received $1,500,000 in cash and a note receivable for $1,443,000. The Company has agreed to subordinate its note receivable to a construction/permanent loan in order to facilitate the construction of a building on the property. Although the Company considers the sale to have been fully consummated during the third quarter, generally accepted accounting principles require the gain to be deferred and recognized under the cost recovery method, once proceeds received from the buyer exceeds the Company's basis in the property sold.

                        SECTION 2:  FINANCIAL POSITION

  Cash, and Cash Equivalents. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $2,196,000 to $6,286,000 at September 30, 1997 from $8,482,000 at December 31, 1996. Included in cash and cash equivalents is $3,246,000 and $1,766,000 held solely for the benefit of MRC at September 30, 1997 and December 31, 1996, respectively. The decrease in cash and cash equivalents is due primarily to the funding of $5,387,000 in capital expenditures and $1,494,000 in environmental remediation.

  Working Capital. During the nine months of 1997, current assets decreased $2,856,000 to $8,962,000 while current liabilities increased $4,561,000 to $17,619,000. The decrease in current assets resulted primarily from the $2,196,000 decrease in cash and cash equivalents, discussed above, and a $1,280,000 decrease in accounts receivable, partially offset by a $584,000 increase in notes receivable. The increase in current liabilities resulted primarily from the reclassification from long term to current liabilities of the note payable issued as part of the purchase of the Lusk Joint Ventures ($4,900,000). The balance of this note

                     KAISER VENTURES INC. AND SUBSIDIARIES

payable is due in July 1998. Also included in current liabilities at September 30, 1997 and December 31, 1996 is $6,286,000 and $5,757,000, respectively, for environmental remediation expenditures expected to be incurred over the next 12 months. Finally, current liabilities at September 30, 1997, and December 31, 1996 include $1,566,000 and $1,616,000, respectively, in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the nine months of 1997 by $7,417,000 to a negative $8,657,000 at September 30, 1997.

     Real Estate. Real Estate decreased $3,487,000 during the first nine months of 1997 due: (a) to the closing of the Company's restructured joint venture with Burrtec Waste Industries for the West Valley MRF and the resulting contribution of 23 acres of land into West Valley MRF, LLC ($2,199,000); and (b) the sale of
15.7 acres of land to McLeod Properties, Fontana, LLC ($2,225,000). These reductions were partially offset by capital expenditures ($937,000) related to continuing redevelopment of the Mill Site properties.

     Investments. The increase in investment in PMI is related to: (a) the Company's recording of an increase in its equity investment in PMI as a result of PMI's issuance of 907,000 shares of common stock in order to increase its investment in North Carolina Motor Speedway ("NCMS") from 4.5% to 70% ($3,128,000) and; (b) the Company's recording of its share of equity in PMI's undistributed income during the first nine months of 1997 ($2,115,000). The increase in investment in West Valley MRF LLC ($1,488,000) is due to Kaiser's contribution of the land into the joint venture ($2,199,000) partially being offset by net reimbursements from the joint venture ($711,000).

     Other Assets. The increase in other assets ($5,184,000) is primarily related to: a) capitalized landfill permitting and development costs incurred by MRC ($3,400,000); b) the long term portion of the note receivable associated with the Mill Site (Napa Lot) land sale ($860,000) and; c) railroad and sewer plant improvements at the Mill Site ($1,120,000). These increases were partially offset by an increase in accumulated depreciation of $271,000.

  Environmental Remediation. As is discussed extensively in the Company's 1996 Form 10-K Report, the Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $20 million and $32 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected. In addition, the Company elected, in 1996, to restate its balance sheets to show as a separate liability rather than, as previously, an offset to land, the amount of future environmental related costs reflected in its financial statements. The restatement reflects the original $34.7 million remediation adjustment to land; the $6.6 million groundwater remediation reserve recorded in 1988 when the Company emerged from bankruptcy as the reorganized successor of KSC; and the net $12.5 million in environmental insurance litigation settlement proceeds received in 1995 being offset by approximately $22.3 million in remediation and other environmental costs expended through September 30, 1997.

  As of September 30, 1997, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet was approximately $30.9 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $32.2 million as of December 31, 1996. The decrease is a result, primarily, of the $1.3 million in remediation and other environmental costs incurred on the Mill Site property during the first nine months of 1997.

                     KAISER VENTURES INC. AND SUBSIDIARIES

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

  Long-term Debt. As of September 30, 1997, the Company had $4,000,000 in long-term debt, comprised solely of borrowings under the $30,000,000 revolving-to-term credit facility with Union Bank. The other debt related to the purchase of properties from the Lusk Joint Ventures was reclassified to current liabilities in July 1997 since the balance of the note is due in July 1998.

  Long-term Liabilities. The decrease in other long-term liabilities is primarily due to: a) the $1,265,000 in environmental remediation undertaken during the first nine months of 1997; b) the reclassification of $527,000 from long term into current environmental remediation; c) partially off set by the deferral of $656,000 in gain on the sale of real estate; and d) the $191,000 increase in deferred tax liabilities associated with the increase in the investment in PMI, from its purchase of NCMS with common stock.

  Minority Interest. As of September 30, 1997, the Company has recorded $2,878,000 of minority interest relating to MRC in which the Company had approximately a 73% equity interest.

  Contingent Liabilities. The Company has contingent liabilities more fully described in the notes to the financial statements.

  Stockholders' Equity. The $4,845,000 increase in stockholders' equity for the nine months ended September 30, 1997 included: a) the write-up of the investment in PMI due to the use of PMI common stock for an increase in its investment in North Carolina Motor Speedway from 4.5% to 70% ($2,937,000); b) net income ($923,000); c) issuance of common stock ($330,000); and d) deferred tax expense credited to equity due to the utilization of the Company's reorganization NOL carryforwards ($655,000). (See Note 2).

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

  In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (the "Lease Rate") upon which the lease

                     KAISER VENTURES INC. AND SUBSIDIARIES

payments are calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of approximately 9.0% per year during the past 35 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at less than 5.0% per year for the next 3-5 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. A ruling in favor of the Company would result in the receipt of all or a portion of the $1,165,000 of lease payments in dispute as of September 30, 1997, which the Company has fully reserved.

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

  In regard to the redevelopment of the remaining approximately 600 acres (net) of the Mill Site Property, the Company is currently undertaking efforts to obtain the entitlement and permits necessary to develop approximately 466 acres
(net) for a variety of possible commercial, industrial and recreational uses. These efforts, which will continue throughout 1997 and into 1998, include the approval of possible changes that would alter and improve the existing access to portions of the Mill Site Property. In support of these efforts, the Company expects to spend, in 1997, up to approximately $7.3 million for required environmental remediation and approximately $4.4 million for real estate entitlement and improvement expenditures. The $7.3 million to be spent in 1997 for required environmental remediation is a component of the $20-32 million estimated to complete all future remediation and other environmental costs relating to the Mill Site Property. In addition, substantial capital expenditures beyond the $4.4 million projected for 1997 will be required to complete the necessary on-site and off-site improvements for the redevelopment of remaining Mill Site property.

  The West Valley MRF, which the Company and Burrtec Waste Industries Inc. jointly own, is under construction on 23 acres of the Mill Site property adjacent to TCS. Financing for the construction of the West Valley MRF is in place and the facility commenced limited operations in October 1997. The ultimate success of West Valley MRF is dependent upon the ability of Burrtec Waste Industries Inc. to negotiate

                     KAISER VENTURES INC. AND SUBSIDIARIES

economically viable agreements with local communities and waste handlers to bring their municipal and recyclable waste to the West Valley MRF.

  In regard to the Eagle Mountain Landfill, MRC continues to pursue the activities necessary to re-permit the Landfill Project. The final EIR/EIS was completed and released in January 1997 and on May 7, 1997 the Riverside County Planning Commission voted to approve the EIR and forward its recommendations to the Riverside County Board of Supervisors. The Riverside County Board of Supervisors gave final approval to the Landfill Project on September 9, 1997. The Company is now involved in defending the EIR/EIS from litigation brought by the opponents to the Landfill Project in an effort to block the Landfill Project. The Company spent $3.7 million for support of MRC's landfill re-permitting and litigation defense efforts in 1997 and expects to spend up to an additional $3.0 million in 1998.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) amounts available under its revolving-to-term credit facility with Union Bank (less $4,850,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue to fund the development of its long-term projects and investments. As was discussed in more detail above, the Company expects to commit, in 1997, a total of approximately $15.4 million for capital projects and investments. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, partnerships, joint venture arrangements, additional equity or the sales or monetization of assets.

  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as the reorganized successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at December 31, 1997, are estimated to be approximately $112.9 million for federal purposes and $10.3 million for California purposes. The federal NOLs expire in varying amounts over a period from year 2000 to 2010 while the California NOLs expire in year 1997 and 2000.

  If within a three-year period, 50% or more of the stock of the Company changes ownership, the future annual use of NOLs may be limited. The annual limitation would be calculated as the product of: (i) the highest long-term tax-exempt rate for a designated period prior to the ownership change; and (ii) the market value of the Company at such time.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     AS OF

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        1997            1996
                                                                        ----            ----
                                                                     (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents..................................     $  6,286,000     $  8,482,000
   Accounts receivable and other, net of allowance for
       doubtful accounts of $1,478,000 and $1,034,000,
       respectively...........................................        1,973,000        3,217,000
   Insurance settlement receivable............................          119,000          119,000
   Note receivable............................................          584,000              ---
                                                                   ------------     ------------

                                                                      8,962,000       11,818,000
                                                                   ------------     ------------

Investment in common stock of Penske Motorsports, Inc.
  (Fair market value of 1,627,923 shares equal to
   $54,485,000 as of September 30, 1997)......................       44,106,000       38,863,000
                                                                   ------------     ------------

Investment in Fontana Union Water Company.....................       16,108,000       16,108,000
                                                                   ------------     ------------

Investment in West Valley MRF.................................        2,512,000        1,024,000
                                                                   ------------     ------------

Real Estate
   Land and improvements......................................       55,180,000       52,274,000
   Real estate under development..............................              ---        6,393,000
                                                                   ------------     ------------

                                                                     55,180,000       58,667,000
                                                                   ------------     ------------

Other Assets
   Note Receivable............................................          860,000              ---
   Landfill permitting and development........................        9,030,000        5,645,000
   Buildings and equipment (net)..............................        3,149,000        2,210,000
                                                                   ------------     ------------

                                                                     13,039,000        7,855,000
                                                                   ------------     ------------

Total Assets..................................................     $139,907,000     $134,335,000
                                                                   ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     AS OF

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        1997            1996
                                                                        ----            ----
                                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable..........................................      $  1,680,000     $  2,936,000
   Accrued liabilities.......................................         4,491,000        4,125,000
   Current portion of long-term debt.........................         5,162,000          240,000
   Environmental remediation.................................         6,286,000        5,757,000
                                                                   ------------     ------------

                                                                     17,619,000       13,058,000
                                                                   ------------     ------------

Long-term Liabilities
   Deferred gain on sale of real estate......................           656,000              ---
   Accrued liabilities.......................................         1,638,000        1,685,000
   Deferred tax liabilities..................................         2,149,000        1,958,000
   Long-term debt............................................         4,000,000        8,102,000
   Environmental remediation.................................        24,674,000       26,466,000
                                                                   ------------     ------------

                                                                     33,117,000       38,211,000
                                                                   ------------     ------------

Total Liabilities............................................        50,736,000       51,269,000
                                                                   ------------     ------------

Minority Interest............................................         2,878,000        1,618,000
                                                                   ------------     ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
       13,333,333 shares; issued and outstanding
       10,584,760 and 10,488,114 respectively................           318,000          315,000
   Capital in excess of par value............................        74,356,000       70,437,000
   Retained earnings since November 15, 1988.................        11,619,000       10,696,000
                                                                   ------------     ------------

Total Stockholders' Equity...................................        86,293,000       81,448,000
                                                                   ------------     ------------

Total Liabilities and Stockholders' Equity...................      $139,907,000     $134,335,000
                                                                   ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  -------------------------   --------------------------
                                                      1997           1996        1997           1996
                                                      ----           ----        ----           ----
RESOURCE REVENUES
 Ongoing Operations
      Water resource............................  $ 1,165,000   $   944,000   $ 3,462,000    $ 3,060,000
      Property redevelopment....................      383,000       295,000     1,114,000        835,000
      Income from equity method investments.....    1,000,000       642,000     2,227,000      1,526,000
                                                  -----------   -----------   -----------    -----------

        Total ongoing operations................    2,548,000     1,881,000     6,803,000      5,421,000
                                                  -----------   -----------   -----------    -----------

 Interim Activities
      Lease, service and other..................      429,000       442,000     1,232,000      1,327,000
                                                  -----------   -----------   -----------    -----------

        Total resource revenues.................    2,977,000     2,323,000     8,035,000      6,748,000
                                                  -----------   -----------   -----------    -----------

RESOURCE OPERATING COSTS
 Operations and maintenance.....................      341,000       303,000       972,000        812,000
 Administrative support expenses................      575,000       531,000     1,651,000      1,576,000
                                                  -----------   -----------   -----------    -----------

        Total resource operating costs..........      916,000       834,000     2,623,000      2,388,000
                                                  -----------   -----------   -----------    -----------

INCOME FROM RESOURCES...........................    2,061,000     1,489,000     5,412,000      4,360,000

 Corporate general and administrative
  expenses......................................      912,000       812,000     3,087,000      2,690,000
                                                  -----------   -----------   -----------    -----------

INCOME FROM OPERATIONS..........................    1,149,000       677,000     2,325,000      1,670,000

 Net Interest expense (income)..................      276,000       156,000       696,000        406,000
                                                  -----------   -----------   -----------    -----------

INCOME BEFORE INCOME TAX PROVISION..............      873,000       521,000     1,629,000      1,264,000

 Income tax provision
       Currently payable........................       28,000        16,000        51,000         39,000
       Deferred tax expense credited to equity..      352,000       209,000       655,000        508,000
                                                  -----------   -----------   -----------    -----------

NET INCOME......................................  $   493,000   $   296,000   $   923,000    $   717,000
                                                  ===========   ===========   ===========    ===========

EARNINGS PER SHARE..............................  $       .05   $       .03   $       .09    $       .07
                                                  ===========   ===========   ===========    ===========
Weighted Average Number of Shares
 Outstanding....................................   10,793,000    10,708,000    10,762,000     10,722,000


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)

                                                                             1997           1996
                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................................      $   923,000    $    717,000
   Provision for income tax which is credited to equity...........          655,000         508,000
   Equity income in Penske Motorsports Inc........................       (2,065,000)     (1,039,000)
   Depreciation and amortization..................................          542,000         538,000
   Allowance for doubtful accounts................................           28,000         339,000
   Changes in assets:
       Accounts receivable and other..............................        1,296,000       6,707,000
   Changes in liabilities:
       Current liabilities........................................          516,000      (3,419,000)
                                                                        -----------    ------------

   Net cash flows from operating activities.......................        1,895,000       4,351,000
                                                                        -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Minority interest and other liabilities........................        1,260,000         605,000
   Proceeds from Mill Site land sale..............................        1,500,000             ---
   Investment in Penske Motorsports, Inc..........................              ---         236,000
   Environmental remediation expenditures.........................       (1,494,000)     (5,223,000)
   Capital expenditures...........................................       (5,387,000)     (6,858,000)
   Other investments..............................................         (762,000)       (219,000)
                                                                        -----------    ------------

   Net cash flows from investing activities.......................       (4,883,000)    (11,459,000)
                                                                        -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock.......................................          147,000         121,000
   Borrowings under revolver-to-term credit facility..............        2,000,000       3,000,000
   Payment of loan fees...........................................         (175,000)            ---
   Principal payments on note payable.............................       (1,180,000)       (180,000)
                                                                        -----------    ------------

   Net cash flows from financing activities.......................          792,000       2,941,000
                                                                        -----------    ------------

NET CHANGES IN CASH AND CASH EQUIVALENTS..........................       (2,196,000)     (4,167,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....................        8,482,000      10,937,000
                                                                        -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD....................      $ 6,286,000    $  6,770,000
                                                                        ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)

                                               COMMON STOCK          CAPITAL IN
                                        -------------------------    EXCESS OF       RETAINED
                                             SHARES      AMOUNT      PAR VALUE       EARNINGS        TOTAL
                                        ----------------------------------------------------------------------
Balance at December 31, 1996............   10,488,114    $315,000    $70,437,000    $10,696,000    $81,448,000

   Increase in investment in Penske
    Motorsports, Inc....................          ---         ---      2,937,000            ---      2,937,000


   Issuance of shares of
    Common stock........................       96,646       3,000        327,000            ---        330,000

   Provision for income tax
    Credited to equity..................          ---         ---        655,000            ---        655,000

   Net Income...........................          ---         ---            ---        923,000        923,000
                                           ----------   ---------    -----------   ------------    -----------

Balance at September 30, 1997...........   10,584,760    $318,000    $74,356,000    $11,619,000    $86,293,000
                                           ==========   =========    ===========   ============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

  The unaudited, consolidated financial statements as of September 30, 1997, and for the three and nine month periods ended September 30, 1997 and 1996, as well as related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at September 30, 1997, and results of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996.

  The Company has reclassified certain 1996 information to conform with the 1997 presentation.


NOTE 2.  STOCKHOLDERS' EQUITY

  During 1997 and 1996 the Company recorded transactions directly to stockholders' equity other than changes resulting from net income or equity transactions with shareholders. These transactions include deferred tax expense credited to equity due to the utilization of the Company's reorganization NOL carryforwards, and the increase in equity due to the Penske Motorsports, Inc. ("PMI"), Initial Public Offering in March 1996. PMI's purchase of North Carolina Motorspeedway ("NCMS") in May 1997. These amounts for the three and nine months ended September 30, 1997 and 1996 are as follows:

                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30              SEPTEMBER 30
                                                           1997        1996          1997         1996
                                                           ----        ----          ----         ----
Deferred tax expense credited to equity................   $352,000    $209,000    $  655,000    $  508,000
Investment increase in Penske Motorsports, Inc.........        ---         ---     2,937,000     6,116,000
                                                          --------    --------    ----------    ----------

                                                          $352,000    $209,000    $3,592,000    $6,624,000
                                                          ========    ========    ==========    ==========

NOTE 3.  CUCAMONGA LEASE

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. The Company continues its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. The dispute centers upon whether or not the Lease Rate in the Cucamonga Lease should be interpreted as the Company asserts to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct Lease Rate, the Company has elected to reserve the full amount in dispute and report revenues on

                     KAISER VENTURES INC. AND SUBSIDIARIES

the basis of amounts received. The total amount of lease payments in dispute as of September 30, 1997 is approximately $1,165,000.


NOTE 4.  INVESTMENT IN WEST VALLEY MRF, LLC

  The Company and Burrtec Waste Industries, Inc. ("Burrtec"), a privately-held company, completed their revised agreement for the development, construction and operation of the West Valley MRF, a municipal solid waste transfer and recovery facility. Effective June 19, 1997, Kaiser Recycling Corporation ("KRC") and West Valley Recycling & Transfer, Inc. ("WVRT"), Burrtec's wholly owned subsidiary, which are the equal members of the newly created limited liability company, West Valley MRF, LLC, entered into a Members Operating Agreement which is substantially the equivalent of a joint venture agreement but for a limited liability company. The West Valley MRF is under construction and is expected to be completed during the fourth quarter of this year.

  Pursuant to the terms of the Members Operating Agreement, KRC contributed an approximately 23 acre parcel of the Mill Site on which the West Valley MRF is being constructed while WVRT contributed all of the goodwill of Burrtec's recycling business presently operated out of Riverside County, thereby, entitling West Valley MRF, LLC to receive all revenues generated from this business after the closing date.

  Most of the financing for the projected cost of the West Valley MRF approximately $10,300,000, including reimbursement of most of the previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of $9,500,000 in California Pollution Control Financing Authority (the "Authority") Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A (the "Bonds"). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. ("Union Bank"). The Bonds have a stated maturity date of June 1, 2012, although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank the Company and KRC are each liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC.

  The Company will be accounting for its investment in West Valley MRF, LLC under the equity method.


NOTE 5.  INVESTMENT IN PENSKE MOTORSPORTS, INC.

  The Company currently owns 1,627,923 shares, or approximately 11.50% of the outstanding common stock of PMI. Effective May 19, 1997, PMI issued approximately 907,000 shares of its common stock to acquire the majority interest in NCMS, the owner and operator of an approximately 1 mile oval track in Rockingham, North Carolina. That transaction resulted in the dilution of the Company's percentage of ownership in PMI from 12.29% to 11.50%. NCMS hosts two NASCAR Winston Cup series races, two NASCAR Busch Grand National Races and the annual Unocal 76/Rockingham Pit Crew Championship. As a result of PMI's increased investment in NCMS, the Company recorded an increase in its equity investment in PMI of $3,128,000 and recorded a corresponding increase in capital in excess of par value and deferred tax liabilities of $2,937,000 and $191,000, respectively.

                     KAISER VENTURES INC. AND SUBSIDIARIES


NOTE 6.  SALE OF MILL SITE REAL ESTATE

  During the third quarter of 1997 the Company sold approximately 15.7 acres of its Mill Site Property to McLeod Properties, Fontana LLC for $2,943,000, or $4.30 per square foot, for use as a rail-truck intermodal distribution facility for Budway Trucking, Inc. The transaction closed on September 30, 1997 at which time the Company received $1,500,000 in cash and a note receivable for $1,443,000. The Company has agreed to subordinate its note receivable to a construction / permanent loan in order to facilitate the construction of a building on the property. Although the Company considers the sale to have been fully consummated during the third quarter, generally accepted accounting principles require the gain to be deferred and recognized under the cost recovery method, once proceeds received from the buyer exceeds the Company's basis in the property sold.


NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION

  During the nine months ended September 30, 1997 the Company issued $305,000 of common stock for payment of 1996 bonuses and 1997 compensation.

  The Company has carried back a note receivable for $1,443,000 from McLeod Properties, Fontana LLC from the sale of 15.7 acres of Mill Site real estate.


NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

  The Company anticipates recovery of the remediation costs incurred through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. Further, the Company has provided certain financial assurances to the DTSC in connection with the anticipated remediation activities, the primary one being the dedication of approximately $4.8 million of Kaiser's Union Bank Credit facility.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Finally, as disclosed in the Company's 1996 Form 10-K Report, the City of Ontario, California commenced litigation against the Company alleging that the Company has contaminated one of its municipal wells. The Company believes sufficient amounts have been accrued for this contingency.



                 (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

  As discussed in the Company's Form 10-K Report for 1996, the Company is engaged in certain claims and litigation, which if resolved adverse to the Company or the Company's interests, would have a material adverse impact on the Company. Except as note below, there were no material developments in any legal proceeding in the third quarter of 1997.

  Landfill Project Environmental Impact Report Litigation. For a more complete discussion of the Landfill Project EIR litigation described below, please see the "Introduction-Waste Management-Landfill Project" section of this Report. With the approval of a new EIR for the Landfill Project by the Riverside County Supervisors on September 9, 1997, and the return to writ filed by Riverside County on September 19, 1997, the three original legal actions to the EIR approved in 1992 were effectively reactivated. On October 21, 1997, all the parties to the original litigation, except for Eagle Crest Energy Company, filed objections to the County's assertion that the new EIR remedied the deficiencies previously found to have existed in the 1992 EIR. On October 30, 1997, the San Diego Superior Court discharged the writ with respect to Eagle Crest Energy Company. A hearing on the return writ is currently scheduled on December 31, 1997.

  In connection with the new EIR for the Landfill Project, a new lawsuit was filed in Riverside County Superior Court on October 10, 1997 by Center For Community Action and Environmental Justice, Eagle Mountain Landfill Opposition Coalition, National Parks and Conservation Association, Laurence and Donna J. Charpied, Richard M. Marsh and Daniel S. Roman (Petitioners and Plaintiffs) against County of Riverside, The Board of Supervisors of the County of Riverside and the Individual Members Thereof (Respondents and Defendants), Kaiser Steel Resources, Inc.(now known as Kaiser Ventures Inc.), Mine Reclamation Corporation and Kaiser Eagle Mountain, Inc. (Real Parties In Interest and Defendants (Case No. 663033).

  MRC and the Company believe they have defenses with respect to the EIR litigation and are vigorously defending such litigation.

  Centennial Insurance Company. On November 5, 1997, the Company was served with a complaint brought by Centennial Insurance Company in San Bernardino County Superior Court seeking approximately $115,000 in damages from the Company and other defendants related to the alleged theft of property from the Company's Mill Site Property (Centennial Insurance Company, Plaintiff v. Kaiser Resources Inc., et.al., San Bernardino County Superior Court - Rancho Cucamonga Division, Case No. RCV 30545). Because this lawsuit was just initiated, the Company has not had the opportunity to fully investigate the merits of the lawsuit.
However, based upon a preliminary investigation, the Company believes the lawsuit is without merit and will vigorously defend against it.

  Apollo Wood Recovery, Inc. On November 11, 1997, the Company and two individual officers of the Company were served with a complaint brought by Apollo Wood Recovery, Inc. in San Bernadino Superior Court seeking unspecified damages, but which are estimated to exceed $100,000. The plaintiff is a tenant on the Company's Mill Site Property. In summary the complaint alleges that the Company, Lee Redmond and Terry L. Cook, officers of the Company, falsely represented the status of the permitting of the property on which Plaintiff operates its business, committed fraud, interfered with the plaintiff's

                     KAISER VENTURES INC. AND SUBSIDIARIES

business, engaged in unfair trade practices and other similar causes of action. The Company believes the lawsuit is without merit and will vigorously defend against such lawsuit. (Apollo Wood Recovery, Inc. v. Kaiser Ventures Inc., Terry
L. Cook, Lee Redmond, Apollo Wood & Metal Recycling Ltd., Shirley Isom Construction Company, Troy Isom and Does 1 through 40, San Bernardino Superior Court, Case No. SCN 42863.)

ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         See the "Introduction" Section of this Form 10-Q Report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits
             --------

         The following exhibits are filed as a part of this Report:

                     KAISER VENTURES INC. AND SUBSIDIARIES

Exhibit 10.1 Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc.

Exhibit 10.2 Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc.

Exhibit 10.3 Promissory Note of McLeod Properties, Fontana LLC, dated September 30, 1997 payable to the order of Kaiser Ventures Inc.

Exhibit 10.3.1 Guaranty Agreement of Budway Enterprises, Inc. and V.M. McLeod dated September 30, 1997.

Exhibit 10.3.2 Subordinated Deed of Trust, Assignment of Leases and Rents and Security Agreement dated September 30, 1997 given by McLeod Properties, Fontana LLC for the benefit of the Kaiser Ventures Inc.

Exhibit 27       Financial Data Schedule for second quarter 10-Q.

           B.    Reports on Form 8-K.
                 --------------------

                 A Form 8-K report dated October 20, 1997 was filed on October 29, 1997, regarding the filing of an amended Schedule 13D by the New Kaiser Voluntary Employees' Beneficiary Association ("VEBA") and the filing of an amended Schedule 13D by Pacholder Associates, Inc. and reporting that the investment advisors of VEBA and the Pension Benefit Guaranty Corporation entered into a Cooperation Agreement. The 8-K Report was filed as an Item 1 matter.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KAISER VENTURES INC.



Dated:  November 13, 1997     /s/ James F. Verhey
                              -------------------
                              James F. Verhey
                              Principal Financial Officer