Form 10-K405
period 1997-12-31
KAISER VENTURES INC
filed 1998-03-31
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   [_]            For the fiscal year ended December 31, 1997
                                      OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-18858

                             KAISER VENTURES INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      94-0594733
---------------------------------                 ------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization                     Identification No.)

                          3633 E. Inland Empire Blvd.
                                   Suite 850
                              Ontario, CA  91764
                         -----------------------------

             (Address of principal executive offices and zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (909) 483-8500

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                     Name of Each Exchange
           Title of Each Class                        on which Registered
      -----------------------------                 -----------------------
      COMMON STOCK ($.03 PAR VALUE)                 Nasdaq Stock Market(SM)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No ___
                                        ---
The aggregate market value of the registrant's Common Stock, $.03 par value, held by non-affiliates of the registrant was approximately $51,203,719 based upon the average of the bid and ask prices of registrant's Common Stock on the Nasdaq Stock Market(SM) at March 20, 1998, or $10.875 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___
                          ---
At March 20, 1998, 10,612,815 shares of the registrant's Common Stock, $.03 par value, were outstanding, including 136,919 shares deemed outstanding but reserved for issuance to the general unsecured creditors of Kaiser Steel Corporation.

DOCUMENTS INCORPORATED BY REFERENCE: The Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated into Part III of this Form 10-K.

                        TABLE OF CONTENTS TO FORM 10-K
                        ------------------------------

                                    PART I

Item 1.    BUSINESS..........................................................    1

Item 2.    PROPERTIES........................................................   29

Item 3.    LEGAL PROCEEDINGS.................................................   32

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS..........................................................   35

                                    PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS......................................   36

Item 6.    SELECTED FINANCIAL DATA...........................................   37

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................   38

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................   49

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................   49

                                   PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT.......................................................   50

Item 11.   EXECUTIVE COMPENSATION............................................   50

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT...................................................   50

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................   50

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K..............................................   51

                                    PART I


FORWARD LOOKING INFORMATION

  EXCEPT FOR THE HISTORICAL STATEMENTS AND DISCUSSIONS CONTAINED HEREIN, STATEMENTS CONTAINED IN THIS 10-K REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ANY 10-K, ANNUAL REPORT TO STOCKHOLDERS, 10-Q OR 8-K REPORT OF THE COMPANY MAY INCLUDE FORWARD-LOOKING STATEMENTS. IN ADDITION, OTHER WRITTEN OR ORAL STATEMENTS, WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS, HAVE BEEN MADE AND MAY BE MADE IN THE FUTURE BY THE COMPANY. WHEN USED OR INCORPORATED BY REFERENCE IN THIS 10-K REPORT OR IN OTHER WRITTEN OR ORAL STATEMENTS, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED, EXPECTED OR PROJECTED. FOR EXAMPLE, ACTUAL RESULTS COULD MATERIALLY DIFFER FROM THOSE PROJECTED AS A RESULT OF FACTORS SUCH AS, BUT NOT LIMITED TO: GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AND SOUTHERN CALIFORNIA; THE IMPACT OF FEDERAL, STATE, AND LOCAL LAWS AND REGULATIONS ON THE COMPANY'S DEVELOPMENT ACTIVITIES; THE IMPACT OF WEATHER ON THE COMPANY'S CONSTRUCTION RELATED ACTIVITIES; THE DISCOVERY OF UNANTICIPATED ENVIRONMENTAL CONDITIONS ON ANY OF THE COMPANY'S PROPERTIES; THE FAILURE OF THE BANKRUPTCY DISCHARGE GRANTED TO THE COMPANY TO ADDRESS CLAIMS AND LITIGATION THAT RELATE TO THE PRE-BANKRUPTCY ACTIVITIES OF KAISER STEEL CORPORATION; OR THE FAILURE TO OBTAIN ANY REQUIRED APPROVAL OR PERMIT FOR THE PROPOSED EAGLE MOUNTAIN LANDFILL PROJECT OR DEVELOPMENT OF THE COMPANY'S REAL ESTATE. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENTION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


ITEM 1.   BUSINESS

GENERAL

  Kaiser Ventures Inc. ("Kaiser" or the "Company", including its wholly-owned subsidiaries unless otherwise provided herein) is an asset development company based in Southern California. The Company is the reorganized successor to Kaiser Steel Corporation ("KSC") which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Today, the Company's principal assets include: (i) a 50.88% ownership interest in Fontana Union Water Company ("Fontana Union") which is leased to Cucamonga County Water District ("Cucamonga") pursuant to a 102-year take-or-pay lease; (ii) an 11.51% ownership interest in Penske Motorsports, Inc. ("PMI"), a publicly traded motorsports company; (iii) approximately 629 acres (gross) of the former KSC steel mill site (the "Mill Site Property") which is currently undergoing redevelopment; (iv) a 50% joint venture interest in the West Valley Material Recovery Facility and Transfer Station ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (v) an approximate 73% ownership interest in Mine Reclamation Corporation ("MRC"), the company seeking to permit a rail-haul municipal solid waste landfill (the "Landfill Project"); and (vi) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site") which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the property which is leased to MRC for the Landfill Project.

  In addition, the Company's financial position is enhanced by approximately $113 million of federal net operating loss tax carryforwards ("NOLs"), as of December 31, 1997, which arose through the KSC bankruptcy reorganization and which are expected to reduce most of the Company's federal tax liability in the near future. The Company also has approximately $2.4 million of California net operating loss carryforwards as of December 31, 1997. The federal NOL's expire between the year 2000 through 2010 while the California NOL's expire between year 2000 through 2002.

  The Company's primary business strategy is to convert its existing under-utilized assets into equity in new businesses joint ventures, long-term leases, or by contributing assets in exchange for an ownership interest in operating companies. This strategy enables the Company to minimize its capital investment, reduce its risk, and benefit from the operational expertise of its strategic partners or lessees. This strategy is illustrated by the successful development of the Company's Fontana Union water rights into a long-term, take-or-pay lease with Cucamonga, and by the Company's contribution of Mill Site property to PMI for construction of the California Speedway ("TCS") in exchange for an ownership interest in PMI. The Company will continue to focus on its existing projects and asset base while seeking additional growth opportunities, primarily through strategic joint ventures or acquisitions. While this is the Company's general philosophy, the Company may choose to become more directly involved in a particular project, such as the Landfill Project, when appropriate, or if the Company believes its active participation will enhance long-term shareholder value.

  To support the development of its current long-term projects and assets, the Company is also engaged in a number of short-term interim activities on the Mill Site Property including month-to-month property rentals and the sale of existing slag and other materials at the site. These interim activities have historically generated a material portion of the Company's revenues and enabled the Company to remain profitable in each full fiscal year since emerging from the KSC bankruptcy. The Company anticipates that short-term property rentals and other interim revenues will continue to decline as development of the remaining Mill Site Property proceeds.

SUMMARY OF SIGNIFICANT DEVELOPMENTS IN 1997

  During 1997, a number of material events occurred which affected the Company, therefore, readers are encouraged to read this Report it in its entirety in order to adequately understand the impact of these events on the Company. In Management's opinion, three material events were particularly significant: (a) the San Diego Court's ruling relative to the Landfill Project's environmental impact report ("EIR"); (b) the filing of revised Form 13D's related to the Company's two largest shareholders: the New Kaiser Voluntary Employee Benefit Association ("VEBA") and the Pension Benefit Guarantee Corporation ("PBGC"); and
(c) the creation of a special committee by the Board of Directors to evaluate strategic alternatives and transactions with respect to the Company and its assets.

  In regard to the Landfill Project, MRC received the necessary land use and environmental approvals from the Riverside County Board of Supervisors on September 9, 1997. Subsequently, two separate legal actions were pursued by opponents to the Eagle Mountain Landfill Project which argued that the environmental impact report ("EIR") approved by Riverside County was defective. The first action challenged the County's and MRC's assertion that the new EIR satisfied the requirements of the July, 1994 decisions of San Diego County Superior Court Judge Judith McConnell. The second action was the commencement of a new lawsuit in Riverside County. The environmental challenges in the new lawsuit were dismissed on December 16, 1997. However, with respect to the first action, the San Diego County Superior Court issued, on December 31, 1997, a tentative ruling that preliminarily concluded that the new EIR was deficient in several areas. On February 17, 1998, the Court issued its final ruling. In its final ruling, the Court reversed itself with regard to several items in its tentative ruling which were initially determined adverse to the Landfill Project. However, the Court still concluded that the new EIR was deficient in two areas: the Landfill Project's impacts on the threatened desert tortoise and Joshua Tree National Park. For more detailed information on this matter, please see "Municipal Solid Waste Management Landfill Project."

  As a result of the Court's final ruling, the Company and MRC are currently evaluating their available options with respect to the Landfill Project. These options include, but are not limited to: (i) appealing the Court's decision;
(ii) taking the actions believed necessary to correct the deficiencies in the EIR in compliance with the Court's decision; (iii) indefinitely postponing the Landfill Project in some manner; or (iv) a combination of these or other alternatives. Depending upon the course of action ultimately selected by MRC and the Company, there could be a material adverse impact to the financial statements of the Company, including a possible write down of the Company's investment in MRC to the lower of cost or fair market value. The Company anticipates a final decision on what course of action will be taken by MRC and the Company by mid-1998.

  In regard to the revised Form 13D's filed by VEBA and the investment advisor of the PBGC, they disclosed that a Cooperation Agreement was entered into between the PBGC's and VEBA's respective investment advisors. A copy of the Cooperation Agreement was filed with the Form 13D's. The VEBA and PBGC own 33% and 20% of the Company's stock respectively. The Cooperation Agreement provides, among other things, that the parties are considering pursuing one or more strategies involving the Company and its assets. Such alternatives include distributing the PMI stock, securitizing and/or distributing the payments from the Cucamonga Lease, pursuing the full development and operation of the Eagle Mountain Landfill Project, selling or merging the Company, or jointly selling the Company stock owned by PBGC and VEBA.

  In addition, the Company's Board of Directors appointed a special committee (the "Special Committee") to evaluate and consider pursuing, among other things, various strategic alternatives and transactions with respect to the Company and its assets. The Special Committee has retained outside legal counsel and the investment banking firm of Merrill Lynch to assist it in its work.

  These events, as well as other events, such as the successful opening of TCS on property formerly owned by the Company, are discussed in more detail in this Report.

WATER RESOURCES

  Background. Municipalities in Southern California traditionally have long depended on the availability of water from Northern California and the Colorado River for significant portions of their water supply. Heavy usage of and competing demands for these traditional sources, however, have decreased the reliability of these imported sources and forced municipalities to seek alternative water supplies. In addition, it is increasingly expensive to obtain and deliver these imported water supplies. As a result, locally available Southern California water resources continue to be increasingly important and valuable.

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

  Kaiser's ownership of Fontana Union entitles the Company to receive, annually, its proportionate share of Fontana Union's water which historically totals approximately 34,000 acre feet per year (an acre foot equals approximately 325,000 gallons). In addition, when other shareholders of Fontana Union do not take their annual proportionate shares of water, the unclaimed water for each year from those shareholders is divided pro rata among those shareholders that do take such water. Currently, the Company's pro rata interest in unclaimed water raises its effective overall share from 50.88% to approximately 55.66%. Over time, the Company expects this supplemental source of water to be reduced or eliminated as minority shareholders who do not currently utilize all their water begin to use, sell, or lease their water interests.

  Lease to Cucamonga County Water District. In 1989, the Company leased its shares of Fontana Union stock to Cucamonga, a local water district with an "A-" credit rating from Moody's Investor Services. Under the terms of the 102-year take-or-pay lease (the "Cucamonga Lease"), Cucamonga is entitled to receive all of the Company's proportionate share of water from the foregoing sources. Cucamonga pays the Company for all of the Company's share of water based upon fixed quantities of water at a rate of 68.13% of the Metropolitan Water District of Southern California's (the "MWD") charge for untreated, non-interruptible water as available through Chino Basin Municipal Water District. Thus, on a quarterly basis, Cucamonga pays for its proportionate share of the agreed upon annual quantities regardless of fluctuations in actual water flows and actual receipt and use of water, except in certain limited situations as discussed in more detail below. During 1997 and 1996, the Cucamonga Lease generated $5.1 million and $4.5 million, respectively, in revenues to the Company.

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

  However, there are limited circumstances in which the amount of water can be adjusted. As an example, in 1996, the agreed upon quantity of water from one source of water, the Colton/Rialto wells, was temporarily reduced in accordance with the terms of the Cucamonga Lease. Under the terms of the Cucamonga Lease, Cucamonga pays the Company based upon a presumed annual production of 3,000 acre feet from the Colton/Rialto wells through 1997 and beginning in 1998 and thereafter 3,100 acre feet, provided that the water level in certain index wells is above a certain level. This amount is a component of the 34,000 acre feet of annual water described above. In the second quarter of 1996, the Company was informed that the average water level in the index wells dropped below the specified level thereby resulting in a reduction in production and the agreed upon quantity under the Cucamonga Lease to a maximum of 920 acre feet. With this reduction in production from the Colton/Rialto wells, the gross revenues to the Company pursuant to the Cucamonga Lease declined in 1996 by approximately

$269,000. However, in the fourth quarter of 1996, the wells again began pumping at their historical levels. Thus, revenues generated from the Rialto/Colton wells during 1997 were again based upon an annual production of 3,000 acre feet.

  Another source of water leased by the Company to Cucamonga pursuant to the Cucamonga Lease is the Company's proportionate share of water from what is known as the Chino Basin agriculture pool transfers. These transfers represent that portion of water allocated to agricultural users in the Chino Basin, which is not used by such agricultural users in a particular water year. As a result, the Company through Fontana Union is entitled to a share of this surplus water, which Cucamonga pays for under the Cucamonga Lease. The historical average of annual agricultural pool transfers to Fontana Union has been approximately 4,000 acre feet but the amount has fluctuated in recent years. Agricultural pool transfers were only 2,557 acre feet for the 1995/96 water year apparently due to increased and more accurate reporting of water usage by the agricultural interests during the year. For the most recent water year, the 1996/97 water year, the agricultural transfer was 3,832 acre feet. For the 1997/98 water year, it is anticipated that the agricultural pool transfer will be in the range of 3,500 to 4,000 acre feet. See "Part 1, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a complete discussion of the revenues derived pursuant to the Cucamonga Lease.

  The Company's future lease revenue increases are primarily dependent upon any adjustments in the MWD water rates and other fees upon which the lease rate is calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including the MWD need for funds to finance capital improvements and to cover its fixed operational and overhead costs. The MWD water rate has increased at an average rate in excess of 8.6% per year over the last 25 years. The MWD rate increases are often cyclical in nature depending upon such factors as water availability, consumption, capital projects and available reserves. Recent effective rate increases, as of July 1 of each year, have been 12.7% in 1991, 21.2% in 1992, 18.2% in 1993, 5.3% in 1994. As
discussed in more detail below, in 1995 a dispute arose as to MWD's rate increase and the amount payable to the Company under the terms of the Cucamonga Lease. Cucamonga asserted that the rate increases for the years 1995, 1996 and 1997 were substantially less than those asserted by the Company. Past rate increases are not necessarily indicative of future rate increases by MWD.

  On July 1, 1995, MWD implemented changed rates and a new rate structure. As a result of these changes, the Company asserted that all the changed rates and items implemented by MWD, which must be paid in order to receive untreated, non-interruptible water from MWD, are to be included in the calculation of the MWD rate payable under the terms of the Cucamonga Lease. Cucamonga disputed the Company's interpretation of the Cucamonga Lease which would result in a rate increase greater than 2.7%, the 1995 rate of increase Cucamonga asserted was the appropriate rate increase. Similarly, there is a dispute over the MWD rate and thus the Cucamonga Lease rate for 1996 and 1997. Cucamonga asserted there was no rate increase in 1996 and only a 1.5% increase in 1997, while the Company believes that there would have been greater increases in the Cucamonga Lease rate in 1996 and 1997 if the Cucamonga Lease is interpreted in accordance with Company's understanding of the Cucamonga Lease. Alternatively, the Company asserted that the MWD rate as defined in the Cucamonga Lease had been discontinued, requiring the parties to negotiate a new lease rate in accordance with the terms of the Cucamonga Lease. Because the Company and Cucamonga were unable to resolve this dispute, in 1996 the Company instituted litigation against Cucamonga in San Bernardino County Superior Court.

  A trial on the matter was held in March, 1998. After a five-day trial, the Court concluded that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995.

Therefore, the terms of the Cucamonga Lease require the parties to negotiate in good faith a new substitute rate. If the parties are unable to agree on a substitute rate, the matter is referred to arbitration. There is no specified time period in which the new substitute rate must be established.

  Cucamonga has, to date, paid its obligations under the Cucamonga Lease on a timely basis, but at a level that reflects the lower rates that the Company has been disputing. The Company bills Cucamonga for the full amount it asserts it is entitled to receive under the Cucamonga Lease, but has elected to create a reserve for the amount in dispute. Therefore, water revenues are reported in the amounts actually received from Cucamonga. Consequently, the recently announced court decision does not affect the Company's financial statements but it may have a positive impact on the future revenues the Company receives from Cucamonga.

  Pursuant to the Cucamonga Lease, if any of the Fontana Union water sources become sufficiently contaminated as to be unusable after treatment and/or blending, Cucamonga is not obligated to pay for the quantities of available but unusable water. The Company is aware of only one limited source of water that has been affected by contamination. Two water wells owned by Fontana Union have been closed because of contamination apparently originating from the Mid-Valley Landfill owned by San Bernardino County. The closure of these two wells has, to date, not impacted and is not currently anticipated to impact the payments received by the Company pursuant to the Cucamonga Lease. However, the Company will closely monitor the situation to make sure that it is prepared to undertake the activities necessary to protect itself from any revenue loss due to the contamination of these two wells.

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

INVESTMENT IN PENSKE MOTORSPORTS, INC.

  The Company owns 1,627,923 shares, or approximately 11.51% of the common stock of PMI. As discussed in more detail below, the Company's ownership interest in PMI was acquired as a result of: (i) its contribution in November, 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which TCS was built and successfully commenced operations in June 1997; and (ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December 1996. In March 1996, PMI became a publicly traded company. PMI is traded on the Nasdaq National Market under the symbol "SPWY".

  PMI is a leading promoter and marketer of professional motorsports in the United States as well as an owner and operator of speedway facilities. PMI currently owns: (i) Michigan International Speedway, Inc. which owns and operates the Michigan Speedway ("MIS"), in Brooklyn, Michigan; (ii) The California Speedway Corporation, which owns and operates TCS near Los Angeles, California; (iii) Pennsylvania International Raceway, Inc. which owns and operates the Nazareth Motor Speedway ("Nazareth") in Nazareth, Pennsylvania;
(iv) North Carolina Motor Speedway, Inc. which owns and operates the North Carolina Motor Speedway ("NCMS") in Rockingham, North Carolina; (v) a forty-five percent (45%) interest in Homestead-Miami, LLC, the operator of the Metro-Dade Homestead Motorsports Complex: in Dade County, Florida; (vi) Motorsports International Corp. ("MIC"), a motorsports apparel and memorabilia company; and
(vii) Competition Tire West, Inc. and Competition Tire South, Inc., distributors of Goodyear racing tires in the mid-west and southern regions of the United States.

  On March 27, 1998, PMI announced the sale of its seven percent (7%) interest in Grand Prix of Long Beach, Inc. (Nasdaq:GPLB), the organizer and operator of the annual CART PPG Cup Race run on the streets of Long Beach, California and the owner and operator of Gateway International Raceway in Madison, Illinois and Memphis Motorsports Park in Millington, Tennessee to Dover Downs Entertainment, Inc. for a reported $5,270,000.

  PMI, excluding Homestead-Miami Speedway, promoted a total of 17 major racing events at MIS, Nazareth, TCS and NCMS in 1997 and expects to promote a total of 19 major racing events at these speedways in 1998. Of the seventeen 1997 events, 11 were stock car races, 9 of which were sanctioned by National Association of Stock Car Racing ("NASCAR"), 4 (including an Indy Lights Series event) were Indy car races sanctioned by Championship Auto Racing Teams, Inc. ("CART"), and 2 were Craftsman Truck Series races sanctioned by NASCAR. NASCAR events promoted by PMI in 1997 included 4 NASCAR races associated with the Winston Cup Series, 4 races associated with the NASCAR Busch Grand National Series, and 2 races associated with the NASCAR Craftsman Truck Series.

  PMI's 1998 scheduled racing events at all of its facilities, excluding GPLB, are as follows:

         DATE                            RACE                               CIRCUIT                        FACILITY
February 21              GM Goodwrench Service Plus 200        NASCAR Busch Grand National         North Carolina Speedway
February 22              GM Goodwrench Service Plus 400        NASCAR Winston Cup                  North Carolina Speedway
March 15                                                       PPG-Dayton Indy Lights              Homestead-Miami Speedway
March 15                 Marlboro Grand Prix of Miami          CART/Fed EX Championship            Homestead-Miami Speedway
                         Presented by Toyota
April 4                                                        NASCAR Slim Jim All-Pro             Homestead-Miami Speedway
April 4                  Florida Dodge Dealers 400             NASCAR Craftsman Truck              Homestead-Miami Speedway
April 25                                                       Kool, Toyota Atlantic Championship  Nazareth Speedway
April 26                                                       PPG-Dayton Indy Lights              Nazareth Speedway
April 26                 Bosch Spark Plug Grand Pix Presented  CART/FedEx Championship             Nazareth Speedway
                         By Toyota
May 2                    Auto Club 200                         NASCAR Winston West                 California Speedway
May 2                    IROC Round II                         IROC                                California Speedway
May 3                    California 500 Presented by NAPA      NASCAR Winston Cup                  California Speedway
May 16                                                         USRRC/F2000                         Homestead-Miami Speedway
May 17                                                         USRRC NTB Trans Am                  Homestead-Miami Speedway
May 17                                                         USRRC Can-Am GT                     Homestead-Miami Speedway
May 17                   First Union 200                       NASCAR Busch Grand National         Nazareth Speedway
May 17                                                         NASCAR Featherlite Modified Tour    Nazareth Speedway
June 13                  ARCA 200                              ARCA                                Michigan Speedway
June 13                  IROC Round II                         IROC                                Michigan Speedway
June 14                  Miller Lite 400                       NASCAR Winston Cup                  Michigan Speedway
July 12                                                        NASCAR Slim Jim All-Pro             Nazareth Speedway
July 12                  NAPA AutoCare 200                     NASCAR Craftsman Truck              Nazareth Speedway
July 18                  No Fear Challenge                     NASCAR Craftsman Truck              California Speedway

July 18                                                        NASCAR Winston West                 California Speedway
July 19                  Kenwood Home & Car Audio 300          NASCAR Busch Grand National         California Speedway
July 25                  Detroit News 100                      PPG-Dayton Indy Lights              Michigan Speedway
July 26                  US 500 Presented by Toyota            CART/FedEx Championship             Michigan Speedway
August 15                Pepsi 200 Presented by DeVilbiss      NASCAR Busch Grand National         Michigan Speedway
August 16                Pepsi 400 Presented by DeVilbiss      NASCAR Winston Cup                  Michigan Speedway
October 31                                                     PPG-Dayton Indy Lights              California Speedway
October 31               ACDelco 200                           NASCAR Busch Grand National         North Carolina Speedway
November 1               Marboro 500 Presented by Toyota       CART/FedEx Championship             California Speedway
November 1               ACDelco 400                           NASCAR Winston Cup                  North Carolina Speedway
November 14                                                    NASCAR Goody's Dash                 Homestead-Miami Speedway
November 15                                                    NASCAR Slim Jim All-Pro             Homestead-Miami Speedway
November 15              Jiffy Lube Miami 300                  NASCAR Busch Grand National         Homestead-Miami Speedway

  A complete discussion of PMI, its business and financial results, is found in the Form 10-K Report for the year ended December 31, 1997 prepared and filed by PMI.

  Total 1997 revenues for PMI, on a consolidated basis, were $109.8 million with a net income of $16.4 million. After a fourteen percent (14%) increase in average shares outstanding, 1997 earnings per share increased thirty two percent (32%) from $.90 per share in 1996 to $1.19 per share in 1997. As discussed below, the Company began accounting for its share of PMI's net income as of April 1, 1996. The Company's share of PMI's net income for 1997 was $1,840,000 plus a management fee of $162,000, which ended in the first quarter of 1997.

  The following table sets forth the range of the low and high reported bid price of PMI's common stock for the quarter indicated, as reported on the NASDAQ National Market System.

1997                                  LOW                    HIGH
                                 -------------           -------------
          Fourth Quarter                $24.38                  $33.88
          Third Quarter                 $32.50                  $34.58
          Second Quarter                $27.25                  $32.38
          First Quarter                 $25.00                  $30.75

  On March 20, 1998, the range of the low and high reported bid price of PMI's common stock were $31.38 and $33.00, respectively.

  Agreements Affecting the Company's Ownership Interest in PMI. In connection with the November 22, 1995 transaction whereby the Company acquired its initial ownership interest in PMI, and in connection with the sale of Speedway Business Park in December 1996, the Company entered into several agreements that affect the Company's ownership interest in PMI. The November 22, 1995 Organization Agreement contains, among other things, the terms and conditions pursuant to which the Company acquired its initial ownership interest in PMI. The Organization Agreement was later amended at the time of PMI's initial public offering in March 1996. Pursuant to the Organization Agreement, the Company has certain continuing indemnification obligations including one with respect to various environmental matters. The Organization Agreement also grants to PMI a right of first refusal to participate in any transaction or opportunity that directly relates to the conduct or ownership of a motorsports complex that comes to the Company, PSH Corp. or an affiliate of either, excluding International Speedway Corporation ("ISC"), an owner of twenty percent (20%) of the stock of PSH Corp., the majority owner of PMI.

  PSH Corp., PMI and the Company also entered into a Shareholders Agreement (the "Shareholders Agreement") at the time of the November 22, 1995 transaction. It was subsequently amended in March

1996. The Shareholders Agreement provides that if PSH Corp. desires to transfer any shares of capital stock of PMI for consideration to an unrelated third party, PSH Corp. must first offer such shares to the Company on the same terms and conditions as the proposed transfer. The Shareholders Agreement also provides that if the Company desires to transfer any shares of capital stock of PMI for consideration to an unrelated third party, the Company must first offer such shares to PSH Corp. at a price equal to the average of the Nasdaq National Market closing price of PMI's shares for the previous thirty calendar days. However, with the Company's consent, PSH Corp. has effectively transferred its right of first refusal to ISC. Thus, ISC has the right to purchase such shares on the same terms and conditions as PSH Corp.. If ISC elects not to purchase such shares, then PSH Corp. has the right to purchase such shares on the same terms and conditions as the proposed transfer. In either case, if the non-transferring party elects not to purchase such shares, then the transferring party may transfer its shares to the unrelated third party.

  The Shareholders Agreement also provides that PSH Corp. will vote its PMI shares in the election of directors for one nominee of the Company to the Board of Directors of PMI. Richard E. Stoddard, the Company's Chairman of the Board and Chief Executive Officer, is on the Board of Directors of PMI and is one of the three board members constituting PMI's Executive Committee and also serves on the Compensation Committee. Finally, under the terms of the Shareholders Agreement, PMI continued to pay the Company a fee of $162,000 through the first quarter of 1997, the last quarter before the opening of TCS.

  The Company also entered into a Registration Rights Agreement with PMI pursuant to which PMI granted incidental registration rights to the Company, subject to certain limitations, each time PMI files a registration statement with the Securities and Exchange Commission in connection with the sale of its common stock. In December 1996, as a part of the sale of Speedway Business Park to PMI, the Company and PMI entered into a Conditional Demand Registration Rights Agreement. In summary, this agreement requires PMI, in the event there should ever be an event of default on a loan secured by the PMI stock and the lender forecloses on the PMI stock, subject to certain limitations and conditions, to register the shares of PMI stock owned by such lenders.

PROPERTY REDEVELOPMENT

MILL SITE PROPERTY

  Background. From 1942 through 1983, KSC operated a steel mill in Southern California near the junction of the Interstate 10 and Interstate 15 freeways and approximately three miles to the northeast of Ontario International Airport.
The Mill Site Property is located approximately 45 miles east of Los Angeles in one of California's fastest growing regions, and is served by two major railroads, the Burlington Northern Santa Fe and the Union Pacific (formerly Southern Pacific). The Mill Site Property consists of four distinct parcels of land: the Central Mill Site (originally approximately 595 acres (gross)), the South Mill Site (approximately 290 acres (gross)), the West End Property (approximately 240 acres (gross)) and the Valley Boulevard Property (approximately 42 acres (gross)). The property also includes approximately 35 acres used for the San Sevine flood control channel. As discussed in more detail above, approximately 534 acres of the Central Mill Site Property are now owned by PMI. (See "Part I, Item 1. Business - Investment in PMI"). In addition, as discussed in more detail below, approximately 16 acres were sold during 1997 to a third party and approximately 23 acres were contributed for the benefit of the WVMRF. The map on the following page illustrates the location of these four parcels and the Company's current ownership of such parcels.

              [Map illustrating property owned by the Company in

San Bernardino County, California and Map Illustrating Proposed Major
                         Improvements to the Property]

  The Mill Site Property has its own water rights, originally 2,930 acre feet per year that are entirely distinct from the Company's interest in Fontana Union. A portion of these water rights, 1,300 acre feet, was sold as a part of a settlement of litigation and other claims with an adjoining landowner, and another portion, 475 acre feet, was contributed with the property now owned by The California Speedway Corporation. Thus, the Company now owns 1,155 acre feet of annual water rights associated with the Mill Site Property of which 630 acre feet are jointly owned with California Steel Industries ("CSI"). CSI has the right of first use of the 630 acre feet, with payment to the Company, through June 30, 2004, with the Company having the right of first use thereafter.

  Mill Site Redevelopment Plan. The Company is continuing with its plans to redevelop the balance of the Mill Site Property. After: (i) completion of the transactions with PMI; (ii) taking into account the land to be used for the WVMRF; and (iii) the sale of one of the NAPA lots to an affiliate of Budway Enterprises, Inc., the Company now owns approximately 629 acres (gross). However, depending upon the final redevelopment plan and after taking into account slope loss, rail road easements, the San Sevaine flood control channel, proposed streets and highway improvements, the sewer treatment facility, and other similar items, the Company anticipates having approximately 500 useable acres available for development.

  The remaining Napa Lot, which constitutes approximately a 15 acre portion of the Central Mill Site Property, and the WVMRF site, as discussed below, have already received the entitlements and permits necessary for their development. However, the balance of the Mill Site Property owned by the Company, requires various entitlements and permits from San Bernardino County prior to redevelopment. The entitlement and permitting process formally commenced in the second quarter of 1997 with the Company filing an application for the "Kaiser Commerce Center" Specific Plan with San Bernardino County for all of its property except for approximately 26 acres within the City of Rancho Cucamonga and the approximately 135 acres of property commonly referred to as the "East Slag Pile" property.

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

  If development of the Kaiser Commerce Center occurs as provided in the proposed Specific Plan, it will have a major impact on the local economy. In an economic study prepared by The Natelson Company, Inc. and released in the first quarter of 1998, it is projected that over 9,500 permanent new jobs and approximately $575 million per year in additional economic activity in San Bernardino County will be generated by the project's full development, with 5,200 of those jobs created on site. There are no assurances, however, that the Kaiser Commerce Center will ultimately be approved for development as currently proposed or as to the timing and scope of ultimate development.

  Separately and in addition to the permitting and entitlement process with the County, the Company is working with the California Department of Transportation and San Bernardino County to design and obtain approval for an improved interchange at Etiwanda Avenue and the I-10 Freeway. Such freeway improvements near the Mill Site Property would also involve the realignment of at least one existing street and the construction of other street improvements.

  As a result of additional technical studies and review, the entire entitlement and permitting process is currently anticipated to be completed by the third quarter of this year and involve an expenditure of approximately $1.5 million. In addition, as discussed in more detail below, the Company will continue to evaluate and undertake the required environmental remediation of portions of the Mill Site Property. The approximately 405 (net) aces that comprise the Kaiser Commerce Center contained limited areas with affected soils that require remediation.

  Significant capital funds will be required to implement the infrastructure and access improvements discussed above. However, the Company will seek to minimize its capital investments for these improvements by structuring joint ventures and leases or by contributing portions of the land for an ownership interest in operating companies seeking to develop the land. In addition, the Company will seek other sources of funds, if available, such as local tax increment financing as well as Federal highway improvement funds. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

  To further encourage development of the Mill Site Property, the Company and the San Bernardino County Economic Development Department jointly sought and obtained the designation of the Mill Site Property, with the exception of the approximately 26 acre Rancho Cucamonga parcel, as a Recycling Market Development Zone ("RMDZ"). RMDZ's are intended to create incentives to attract businesses that recycle or utilize recycled products.

  Development of Central Mill Site-Napa Lots and WVMRF site. The portions of the Central Mill Site Property still owned by the Company are one of the Napa Lots (approximately 15 acres) and portions of the property on which the WVMRF is to be expanded. These parcels are debt free and are described in greater detail below.

     NAPA Lots. Adjoining TCS are approximately 31 acres of property, called the "Napa Lots", that were ultimately developed into two industrial zoned, rail-served lots. On September 30, 1997, one of the Napa Lots, of approximately 15.7 acres, was sold to an affiliate of Budway Enterprises Inc. ("Budway"), a distributor of steel and other products, for approximately $2,943,000, or approximately $4.30 per square foot resulting in a gain of $656,000 which has been deferred. At closing, the Company received $1,500,000 in cash, less closing adjustments. The balance of the purchase price of approximately $1,443,000 is represented by a promissory note from the buyer. The note requires a payment of approximately $554,000 in principal in nine equal monthly installments plus interest at ten percent (10%) per annum with the remaining principal balance of approximately $909,000 payable $25,000 per quarter plus interest at the same ten percent (10%) rate. The note is secured by a lien on the property sold and by the guarantee of Budway and one of its individual owners. The Company has subordinated its note receivable to approximately $6.0 million in construction and permanent financing for a warehouse and distribution center being built on the property. Although the Company considers the sale to have been fully consummated during 1997, generally accepted accounting principles require the gain to be deferred and recognized under the cost recovery method, i.e., once proceeds received from the buyer exceed the Company's basis in the property sold.

     The remaining NAPA Lot of approximately 15 acres does have some impacted soil stock piled on a portion of the lot. Once this soil is removed and environmental clearance is received, the lot will be available for sale.

     The WVMRF. In June, 1997, the Company through its wholly-owned subsidiary, Kaiser Recycling Corporation ("KRC"), contributed approximately 23 acres to West Valley MRF, LLC, the limited liability company owned fifty percent (50%) by the Company and fifty percent (50%) by Burrtec Waste Industries, Inc. As discussed in greater detail below under "Waste Management-West Valley MRF", West Valley MRF, LLC constructed and began operation of a materials recycling and waste transfer facility in the second half of 1997. Approximately 7 acres of the Central Mill Site are still currently reserved for possible contribution to West Valley MRF, LLC if expansion of the MRF requires such property. However, a portion of the reserved property includes the Mill Site tar pits which must be remediated and, therefore, may not ultimately be available for development. (See "Mill Site Environmental Matters" below).

  West End and Valley Boulevard Properties. The West End Properties (approximately 240 acres (gross)) is located to the West of the Central Mill Site Property across the San Sevaine Channel. The Valley Boulevard Property (approximately 42 acres (gross)) is located South of the Central Mill Site and adjoins the I-10 Freeway. In 1989 and 1990, the Company entered into joint venture agreements with Lusk Ontario Industrial Partners II, a California limited partnership, whose general partner was The Lusk Company (collectively "Lusk"), with respect to the West End Property and the Valley Boulevard Property. In July 1994, the Company, through a wholly owned subsidiary, Kaiser Steel Land Development, Inc., purchased the properties out of the Lusk Joint Ventures for a total consideration of $15,000,000. The Company paid approximately $9,000,000 in cash at closing and Lusk carried back $6,000,000 pursuant to a promissory note secured, solely, by a first deed of trust on the properties. The principal amount of the note accrues interest at 1.5% over the prime rate. Principal payments of $60,000 plus accrued interest are to be made quarterly with a balloon payment due on the fourth anniversary of the note, July 28, 1998. The Company currently anticipates drawing on its existing credit facility to repay the obligation on its due date. See also "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K Report.

  The West End Property has no known material environmental remediation requirements although two limited areas require further investigation and may require limited remediation. On the West End Property there are several older metal warehouse buildings which are rented out to a variety of short term tenants and which will need to be demolished as the redevelopment of the West End Property proceeds. In the second half of 1997, the Company began the activities necessary to demolish one of the major remaining buildings, Fabrication No. 3 Building, and related structures. Such activities included terminating leases with certain tenants in and surrounding the Fabrication No. 3 Building and conducting various environmental surveys. The actual demolition of Fabrication No. 3 Building and related structures commenced in the first quarter of 1998.

  The Company also provides railroad switching services for many of the tenants on this property. The Company believes that the West End Property could be redeveloped in a variety of ways, including a modern industrial, rail-served distribution and commercial park, once the appropriate permitting and entitlements are obtained and assuming that economic conditions justify the redevelopment. The development of the West End Property will involve substantial expenditures for grading and infrastructure improvement.

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

  South Mill Site. The South Mill Site consists of approximately 290 acres and is debt free. This property was used by KSC primarily as a storage area for slag, a non-hazardous rock-like byproduct of iron and steel production, as well as for the Company's sewage and wastewater treatment plants. The sewer treatment plant is discussed in more detail below. The Company's hazardous treatment plant was closed in mid-1994 in connection with the expiration of the Company's contract to treat the waste of an adjacent property owner. These uses have historically provided the Company with interim revenues and positive cash flow while waiting to begin redevelopment of the property.

  The west portion of the South Mill Site, known as the West Slag Pile, was used only for the storage of slag. There is no known environmental remediation required with respect to this property although additional investigation will be required. Although the slag is being removed and sold by a third party contractor, thereby, producing a current revenue stream for the Company, the amount of slag is such that it is unlikely to be cleared in less than 5-10 years without cost to the Company. However, if the West Slag Pile, West End Property and the street and freeway improvements are constructed as currently contemplated, it is anticipated that most of the remaining slag will be utilized in the grading and construction process. As noted above, the Company is currently pursuing the possible use of this portion of the property as a commercial truck stop and other related uses.

  The eastern portion of the South Mill Site known as the East Slag Pile, is also mostly covered by slag. However, up to approximately 40 acres in the southeast corner of this property will require some form of remediation as discussed in "Mill Site Environmental Matters" below. Although the Company is exploring uses of the property that may not require the complete removal of the hazardous materials and slag, the definitive redevelopment of this entire property is likely to be delayed until any required remediation is completed. Depending upon the type of environmental remediation required, this property could have potential commercial and recreational uses.

  In addition to the area of the East Slag Pile requiring remediation, the Company applied to the California Environmental Protection Agency Department of Toxic Substance Control ("DTSC") to use up to approximately 6.5 acres of the South Mill Site as a corrective action management unit ("CAMU") in which certain types of impacted materials from other locations from the Mill Site Property would be stored and capped. Approval of the CAMU was received in February 1998. See "Mill Site Environmental Matters" below.

  Sewer Services. The Company operates a sewage treatment facility on the South Mill Site that serves property historically owned by the Company or KSC. The Company currently provides sanitary sewer services to CSI, an adjoining landowner, from its sewage treatment plant located on the northeastern end of the South Mill site property for a total revenue in 1997 of $223,000. CSI is also obligated to pay a substantial portion of the operating costs of the sewer treatment plant.

  In addition, pursuant to a Sewer Services Agreement, the Company has agreed to provide sanitary sewer treatment services for the wastewater generated by the property owned by The California Speedway Corporation. In consideration for such services, The California Speedway Corporation pays to the Company an annual fee of $88,800 in quarterly installments, which commenced in April 1997, adjusted annually by increases in the consumer price index. The agreement also grants an option to The California Speedway Corporation to purchase the Company's wastewater treatment facility in certain circumstances such as if the Company terminates the Sewer Services Agreement or the Company discontinues providing sewer treatment services. In order to provide this sewer service, the Company has expanded the capacity of and refurbished the treatment plant at a cost of approximately $2.3 million. Approximately $988,000 of the $2.3 million of the costs to upgrade the sewer treatment plant were paid by The California Speedway Corporation.

  The sewer treatment facility also currently serves the West Valley MRF and is anticipated to serve the former Mill Site as it is developed if alternatives are not otherwise available on a cost effective basis.

  Completion of the improvements to the sewer treatment facility, totaling approximately $213,000 will be undertaken in 1998.

MILL SITE ENVIRONMENTAL MATTERS

  The operation of a steel mill by the Company's predecessor, KSC, resulted in known contamination of limited portions of the Company's Mill Site Property. The Company is subject to a 1988 consent order (the "Consent Order") with the DTSC, which requires the Company to investigate and remediate hazardous materials on the Mill Site Property. Under the Consent Order, the phased remediation was originally scheduled to be completed by July 1998. However, in late 1997, the Company was granted a seven (7) year extension to complete its required obligations under the Consent Order. The Consent Order, as amended, provides for a general outline of the known tasks and the timing of performing such tasks. Any particular item of investigation and/or remediation can be modified with the consent of the DTSC.

  During 1997, the Company undertook a number of activities with regard to environmental matters. These activities included, but were not limited to, remediation of impacted soil on the site of the WVMRF, investigation of the sewer treatment facility and adjacent areas, investigation of buildings planned for demolition for such items as asbestos containing materials and lead based paint, and preparation of a draft supplemental groundwater study. The Company also undertook preliminary investigations of available and alternative technologies for remediation of the tar pits located on the Central Mill Site and the landfill in the East Slag Pile.

  In addition, the Company expended considerable effort in seeking approval for a CAMU with the DTSC. The CAMU was approved by the DTSC in February 1998. The CAMU will be in the northeast portion of the East Slag Pile on land that was previously used by a bankrupt former tenant of KSC for a waste pickling facility and will be used for the on-site disposal of affected soils and materials from the balance of the Mill Site Property. Upon termination of the use of the CAMU, the CAMU will be capped and closed in compliance with the DTSC's policies. The CAMU is a less expensive alternative than transporting the affected soils and materials to an off-site disposal facility.

  While the Company has monitored certain groundwater wells in the past, the DTSC requested and the Company intends to implement a supplemental groundwater investigation study. In 1997, a draft supplemental ground water study was furnished to the DTSC for its review and comment. It is currently anticipated that the DTSC and the Company will agree in 1998 on the methodology and scope of the supplemental groundwater investigation. As a part of the supplemental study of groundwater, in late 1996, the Company drilled the first two test wells on the on property owned by TCS, i.e., the Central Mill Site. Initial results from these two test wells were positive for the Company in that they did not indicate any groundwater contamination that would require remediation.

  In addition, the Company previously settled certain obligations of groundwater contamination with the California Regional Water Quality Control Board. The settlement required a $1.5 million cash payment by the Company, which was made in February 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality project. These water rights are unrelated to those leased to Cucamonga. In 1995, the Company contributed 18,000 acre feet of its water in storage thus, satisfying the first 18 years of its obligation.

  The Company's cost for investigation, remediation, site cleanup, and all other environmental related activities for 1997 totaled approximately $1.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K Report for additional information.

  While there are a number of smaller environmentally-related Mill Site projects such as disposing inactive PCB transformers and removing or containing of some asbestos containing materials, based on currently know information, the major outstanding environmental issues to be addressed that will likely involve material expenditures are: (i) the approximately 7 acre parcel containing the tar pits which parcel is located adjacent to the Mill Site MRF property; (ii) the East Slag Pile waste management unit (sometimes referred to as the East Slag Pile landfill); (iii) remediation of the sewer treatment plant, as appropriate;
(iv) additional groundwater monitoring including groundwater related items; (v) completion of the above described CAMU; and (vi) investigation and possible remediation of two limited areas on the West End Property.

  The Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters will be between approximately $20 million and $31 million (i.e., the original high range of the estimate of approximately $32 million less 1997 expenditures), depending both upon the ultimate extent of the environmental remediation and clean-up involved and upon which approved remediation alternatives are eventually selected. The Company anticipates recovery of the future remediation costs incurred through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. This range assumes a capping alternative can be used for the East Slag Pile waste management unit on the East Slag Pile and the tar pits parcel and that the CAMU can accept all the impacted soil currently scheduled for deposit into the CAMU. As of December 31, 1997, the total short-term and long-term environmental remediation liability reflected on the Company's balance sheet was approximately $30.7 million, the high end of the probable range of future remediation and other environmental costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Form 10-K Report.

  Although ongoing environmental investigations are being conducted on the Company's property and management believes it is currently in a position to estimate with some reasonable certainty future investigation and remediation costs, there can be no assurance that the actual amount of environmental remediation expenditures to be incurred will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified. Accordingly, future facts and circumstances could cause these estimates to change significantly. Further, the Company has provided certain financial assurances to the DTSC in connection with anticipated remediation activities, the primary one being the dedication of approximately $4.8 million of Kaiser's Union Bank Credit facility. See Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  The Company is also involved, from time-to-time, in legal proceedings concerning environmental matters. In February 1996, the City of Ontario, California served a complaint on the Company alleging that the Company is liable for environmental contamination of one of its municipal wells. See "Part I, Item 3. Legal Proceedings."

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

  The Company's wholly-owned subsidiary, Kaiser Eagle Mountain, Inc., owns and operates the Eagle Mountain Townsite. The Company currently leases a portion of the Eagle Mountain Townsite to a private company, which operates a minimum security prison for the State of California. In order to redevelop the Eagle Mountain Townsite, the Company has filed a Specific Plan with the County of Riverside. The Townsite Specific Plan is included in the processing of the Landfill Project.

  If the land exchange with the United States Bureau of Land Management (the "BLM") is completed (see page 27 "Proposed BLM Land Exchange" in this Form 10-K Report), the Eagle Mountain Townsite will expand to approximately 1,100 acres.

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

MUNICIPAL SOLID WASTE MANAGEMENT

THE WEST VALLEY MRF

  West Valley MRF, LLC. In 1989, the California legislature enacted legislation, AB 939, which currently requires all municipalities to recycle or divert 25% of their solid waste streams from landfills by the year 1995 and 50% by the year 2000. In addition, counties are required to demonstrate to the State of California that they have at least 15 years of available landfill capacity. An alternative to these requirements is the transportation of solid waste to an independent or municipally-owned materials recovery facility, commonly referred to as "MRF", which will separate recyclable materials for either storage or sale to a variety of users. The residue waste from the recycling process is disposed of at landfills. In response to this potential market opportunity, the Company and Burrtec Waste Industries, Inc. ("Burrtec"), a local waste hauler, entered into a joint venture agreement (the "MRF Joint Venture") in 1989 to construct and operate a rail-served regional solid waste transfer station and MRF to be located on approximately 30 acres of the Central Mill Site (the "WVMRF"). From 1989 through 1996 Burrtec and the Company secured the necessary permits and entitlements to build and operate a MRF and unsuccessfully sought to be integrated into San Bernardino County's Municipal waste system.

  In 1997, the Company and Burrtec restructured their MRF joint venture whereby a limited liability company, West Valley MRF, LLC was formed to construct and operate the WVMRF. Effective June 19, 1997, a wholly-owned subsidiary of the Company, Kaiser Recycling Corporation ("KRC") and West Valley Recycling & Transfer, Inc. ("WVRT"), Burrtec's wholly owned subsidiary, entered into a Members Operating Agreement ("MOA") which is substantially the equivalent of a joint venture agreement but for a limited liability company. Other ancillary and related agreements to the MOA were also entered into as of June 19, 1997. Pursuant to the terms of the MOA, KRC contributed an approximately 23 acre parcel of the Mill Site on which Phase 1 of the WVMRF was constructed and WVRT contributed all of the goodwill of Burrtec's recycling business that was operated out of Riverside County entitling West Valley MRF, LLC to all revenues generated from such business after the closing date. Under the terms of the MOA, KRC and the Company remain responsible for any pre-existing environmental conditions and WVRT is responsible for environmental issues that may arise related to the future deposit or release, if any, of hazardous substances.

  The MOA also addresses such items as the terms and conditions for the contribution of up to approximately 7 acres of additional property by KRC to West Valley MRF, LLC; future capital and financing transactions; the governance of West Valley MRF, LLC through the creation and operation of an Executive Committee; voting rights; indemnification obligations between the members of West Valley MRF, LLC; the daily operation of the WVMRF by WVRT pursuant to a separate Operation and Maintenance Agreement; distribution of cash flow in various circumstances; rights of first refusal and various rights related to a sale or deemed sale of a member's ownership interest in West Valley MRF, LLC and the terms of any such sale, including a non-completion provision in certain circumstances; events of default; remedies upon the occurrence of an event of default by KRC or WVRT including the possible purchase of a member's interest in West Valley MRF, LLC at a discount from appraised value; and termination and dissolution of West Valley MRF, LLC. The Company and Burrtec have each given their separate Performance Guaranty Agreement pursuant to which they respectively guaranty the prompt performance of their respective subsidiary's obligations under the MOA and in the case of Burrtec, also under the Operations and Maintenance Agreement which deals with the daily operation of the WVMRF by WVRT.

  Financing, Construction and Operation of the WVMRF. Phase 1 of the WVMRF, which includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services, was constructed and equipped, at a total cost of approximately $10.3 million, in the last half of 1997. It became operational on a limited basis in late October 1997 and became fully operational as of January 1998. The WVMRF currently receives and processes approximately 800 to 1,000 tons per day of non-hazardous commercial and municipal solid waste. Phase 1 of the WVMRF is permitted to receive and process up to 2,000 tons per day (six days a week) of solid waste. Upon the construction of future phases, the WVMRF could receive and process up to 5,000 tons per day of commercial and municipal solid waste.

  Most of the financing for Phase I was obtained through the issuance and sale of $9,500,000 in California Pollution Control Financing Authority (the "Authority") Variable Rate Demand Solid Waste Disposal Revenue Bonds Series 1997A (the "Bonds"). This tax-exempt financing transaction represented by the Bonds, which effectively closed on June 25, 1997, are limited obligations of the Authority payable solely from and secured by a pledge and lien on, the loan payments made by West Valley MRF, LLC and funds that may be drawn on an irrevocable direct pay letter of credit issued by Union Bank of California, N.A. ("Union Bank"). Neither the faith and credit nor the taxing power of the State of California or any political subdivision thereof is pledged to the payment of the principal or interest on the Bonds. The Bonds are backed by a letter of credit issued by Union Bank. Pursuant to a Guaranty Agreement with

Union Bank, the Company and KRC are liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by West Valley MRF, LLC. Burrtec and its affiliates in effect are also liable under a separate Guaranty Agreement with Union Bank for the other fifty percent (50%) of the principal and interest on the Bonds in the event of a default by Borrower. Fitch Investors Service rated the Bonds upon issuance as "AA-/F-1+."

  The interest rate for the Bonds varies weekly and has averaged approximately 3.5% per annum since inception. The Bonds have a stated maturity date of June 1, 2012, although the West Valley MRF, LLC is required pursuant to an agreement with Union Bank to annually redeem a portion of the Bonds on a stated schedule. Beginning in 1998, the West Valley MRF, LLC is required to redeem $100,000 in principal amount of the Bonds with the annual redemption increasing to a maximum of $940,000 in the year 2011.

  West Valley MRF, LLC and Union Bank have executed a Reimbursement Agreement, which among other things, sets the terms and conditions whereby the West Valley MRF, LLC is: (i) required to repay Union Bank in the event of a draw under the letter of credit; (ii) grants the Bank certain security interests in the property of West Valley MRF, LLC; (iii) establishes the redemption schedule for the Bonds; and (iv) sets forth certain financial and other covenants West Valley MRF, LLC must comply with during the term of the Bonds. The Company and KRC have also provided to Union Bank an Environmental Guaranty Agreement pursuant to which they are jointly and severally liable for any liability that may be imposed on Union Bank for pre-existing environmental conditions on the Borrower's property acquired from KRC that the Borrower fails to timely address. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  Potential Dispute with San Bernardino County. San Bernardino County recently asserted that the WVMRF's current operations are in violation of the MRF's conditional use permit because much of the waste processed at the WVMRF is deposited into Orange County, California landfills. One of the purported conditions in the WVMRF's conditional use permit states that the residue from the MRF is to be deposited into San Bernardino County landfills until November 23, 1998. West Valley MRF, LLC believes that this purported condition is invalid and not enforceable for a variety of reasons. However, if upheld, the violation of such condition could lead to the revocation of the conditional use permit under which the WVMRF operates. San Bernardino County has initiated discussions with the West Valley MRF, LLC to determine if there can be a mutually acceptable arrangement pursuant to which the WVMRF can be integrated into the County's landfill system without adversely impacting the economics of the WVMRF. Litigation could result if these negotiations do not reach a mutually acceptable conclusion.

  Competition. Although other entities have proposed to develop MRFs that would serve the same broad geographic area as that of the Mill Site MRF, the Company believes that none of them has yet completed the permitting process. However, Burrtec does own and operate a MRF in Agua Mansa, California located approximately 15 miles from the WVMRF that could compete in very limited areas for waste that might otherwise go to the WVMRF. Agua Mansa is currently anticipated to have little if any impact in the WVMRF.

LANDFILL PROJECT

  Background. Many of Southern California's current landfills are located in urban areas and are old, unlined, and lack current environmental safeguards. Furthermore, it is becoming increasingly expensive and difficult to permit and open new landfills or to expand existing landfills in urban areas due to political opposition and stringent government regulations, including recent federal regulations. The Company believes that Southern California will begin to face a shortage of safe, permitted landfill capacity beginning in the next decade. However, the anticipated shortage in landfill capacity that was originally predicted to occur in the 1980's and early 1990's did not develop as anticipated because several regional landfills were expanded and a number of other landfills were seeking to expand their permitted capacity. In addition, the anticipated life of many existing landfills also increased because of better landfill management techniques and reduced waste tonnage due to recycling and the recent California recession.

  The Eagle Mountain Site. The Company's 11,350 acre Eagle Mountain site, located in the remote California desert approximately 200 miles east of Los Angeles, consists of three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. The Company has leased approximately 4,654 acres of the idled mine site and the rail line to MRC for development of a rail-haul solid-waste landfill (the "Landfill Project"). As discussed in more detail below, effective as of January 1, 1995, the Company, through a wholly-owned subsidiary, Eagle Mountain Reclamation, Inc. ("EMR"), became a 70% shareholder in MRC and, through subsequent investments in MRC, is currently an approximately 73% shareholder in MRC.

  In anticipation of Southern California's ultimate need for new environmentally safe landfill capacity, MRC in 1988 began the planning and permitting for a 20,000 ton per day rail-haul, non-hazardous solid waste landfill at Kaiser's Eagle Mountain Site. The Company believes that the Eagle Mountain Site has many unique attributes which make it particularly well-suited for a rail-haul, solid waste landfill including, but not limited to, its remote location, arid climate, available and suitable materials for the proposed liner system and daily cover, and rail access.

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

  Founding, Ownership and Restructuring of MRC. MRC was formed in 1982 by waste industry professionals to address the anticipated solid waste disposal problem in Southern California. In order to utilize Kaiser's Eagle Mountain Site, the Company, through its subsidiary Kaiser Eagle Mountain, Inc., entered into a lease with MRC in 1988 for the development of the Landfill Project (the "MRC Lease"). In 1990, a subsidiary of Browning Ferris Industries ("BFI"), purchased a 50% interest in MRC. BFI provided a majority of MRC's funding subsequent to its initial investment, which resulted in BFI becoming the majority owner of MRC.

  As of August 1, 1994, the ownership of MRC was restructured as part of BFI's withdrawal from MRC. As part of the restructuring, BFI returned to MRC all of its common and preferred stock in MRC and paid off all of MRC's outstanding bank indebtedness leaving MRC substantially debt free. In addition, BFI provided MRC with funds in excess of $5,000,000 to be used to fund ongoing development activities. BFI also agreed to leave in place certain financial assurances associated with the permits that had been granted to MRC through August 1, 1996. Those financial assurances were never used.

  MRC was further restructured effective January 1, 1995, when the Company through Eagle Mountain Reclamation ("EMR"), a wholly-owned subsidiary separate from the subsidiary that owns the land at Eagle Mountain, acquired common stock in MRC representing a 70% ownership interest. This transaction was effective as of January 1, 1995. In exchange for the ownership interest, the MRC Lease was amended to eliminate MRC's obligation to pay minimum rent. MRC forgave all current contingent non-recourse obligations the Company would have had to repay MRC out of future royalties.

  Operation and Financing of MRC. With the acquisition of the equity interest in MRC, the Company, through MRC, has taken a more active role in the permitting of the Landfill Project and in assisting MRC, as appropriate, in raising the funds necessary to complete the permitting process. The completion of the Landfill Project is dependent upon, among other things, MRC's continuing ability to raise additional equity capital.

  Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company has continued, to date, to make investments in MRC. Through a series of private placements with existing MRC shareholders, from July 1995 through December 31, 1997, a total of $10.8 million has been raised by MRC, with Kaiser contributing approximately $8.1 million of that amount. Due to the uncertainty associated with the Landfill Project, the Company is evaluating its continuing investment in MRC. In this regard, the Company has agreed to advance funds to MRC for a limited period in 1998 pending the Company's determination, in light of the San Diego County Superior Court's recent ruling, of what course of action to pursue with regard to the Landfill Project. It is anticipated that the initial 1998 advance will total up to approximately $900,000 and that the Company may invest additional funds in MRC during 1998 depending upon what course of action the Company may ultimately decide to pursue.

  MRC continues to pursue other financing from prospective investors as well as other means of raising funds or commitments such as the sale of capacity rights, air space or disposal agreements.

  MRC Lease. In connection with the reorganization of MRC, the MRC Lease was amended effective July 29, 1994, and again amended effective January 1, 1995, with the Company's acquisition of a 70% interest in MRC. Under the terms of the MRC Lease, as amended to date, MRC is responsible for substantially all project costs and activities, including landfill design, permitting, construction and operation. MRC has also agreed to indemnify the Company against claims arising from MRC's activities, including any environmental damage that may be caused to the leased property by MRC's operations. The MRC Lease also provides, among other things that: (i) the Company must give MRC notice of any proposed sale of its interest in the Eagle Mountain property, and MRC has a right of first refusal to purchase such interest under certain circumstances; (ii) the Company and MRC may not participate in another project that employs a railroad in connection with the storage or disposal of solid waste in counties surrounding the landfill; and (iii) MRC has certain rights to terminate the MRC Lease including: (a) upon the Company's default under the terms of the MRC Lease; (b) upon 180 days notice at any time during the six month period immediately following the receipt of all the necessary permits for the Landfill Project; and
(c) at any time upon two year's notice.

  The MRC Lease was again amended as of January 1, 1996. The amendment reduced the amount of land that MRC leases from the Company by approximately 50%. MRC continues to lease from the Company all the real property necessary for the Project.

  The Company maintains and may exercise all rights it has under the MRC Lease, including the right to re-acquire the land leased to MRC through its subsidiary, Kaiser Eagle Mountain, Inc., for the Landfill

Project. In the event the Company re-acquires the Landfill Project, depending upon the circumstances, such as upon MRC's default due to lack of funds, the non-BFI shareholders, at the time of the July 1994 amendment to the MRC Lease, shall have the right to continue in the project in some manner.

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

  Once the landfill is operational, under the current terms of the MRC Lease, the Company will receive, as landlord of the Eagle Mountain Site, the greater of
(i) a royalty of $2.00 per ton of waste received; or (ii) a royalty payment calculated as a designated percentage of the landfill tipping fees charged by MRC. The future royalty payment paid to the Company by MRC is based on MRC's gross collections, which are basically equivalent to the tipping fees to be charged by MRC at the landfill. In calculating gross collections, MRC may deduct certain items, including any federal or state fees, the host fees paid to Riverside County and other charges imposed or required to be collected at the landfill. Certain other revenues are also excluded from the definition of gross collections, including any MRC revenue from salvage, recycling or reclamation operations or from the disposal of waste from certain areas near the Landfill Project. In addition to the royalty payment, the Company will receive an additional $0.15 royalty for every ton of waste transported to the landfill on the Company's 52-mile rail line.

  The following table illustrates the royalty payment formula set forth in the MRC Lease.

  Monthly        Average            % Fee              Net              # Days
  Royalty     =   Daily      X   Payable to   X      Tipping     X        in
  Payment        Tonnage           Kaiser          Fee Per Ton        Operation

             Average
         Daily Tonnage/1/                         Tipping Fee Percentage Payable to Kaiser
----------------------------------     --------------------------------------------------------
     0  -  3,500                         10.0% on all tonnage during applicable month
     3,501  -  4,999                     10.0% on first 3,500 tons; 15.0% on balance during
                                         applicable month
     5,000  -  8,999                     15.0% on all tonnage during applicable month
     9,000  -  20,000                    18.5% on all tonnage during applicable month

----------------------------------
/1/  Determined over the number of operating days in a calendar month.

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

  Disposal costs consist principally of tipping fees and transportation costs associated with the hauling of waste to the landfill. Tipping fees currently vary widely among landfills, partly as a result of real and perceived landfill capacity shortages in areas, pending closure deadlines and partly as a result of increased costs of construction, operation and/or closure. Tipping fees do not include transportation costs, which may vary significantly depending upon such factors as distance to the landfill and method of handling the waste. It is unknown at this time if disposal costs in Southern California will sufficiently increase as to make the Eagle Mountain landfill attractive to those controlling the disposal of waste. See the discussion on disposal fees below.

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

  In order to construct and operate the Landfill Project, MRC is required to obtain numerous government permits and approvals relating to such matters as land use compatibility, groundwater protection, air quality emissions, habitat protection, and rodent, pest and litter controls. The process for obtaining these permits and approvals is often difficult, expensive and time-consuming, particularly because the siting of landfills is a highly political issue and often draws opposition from environmental groups and local residents.

  Through the first half of 1994, MRC was making substantial progress in obtaining the necessary permits to commence construction of the Landfill Project. As of June 1, 1994, MRC had received 17 of the required 20 permits and two more of the permits were in draft form and were anticipated to be issued soon. However, as discussed in detail below, many of the permits were suspended or voided due to the adverse outcome of litigation involving the environmental impact report ("EIR")/environmental impact study ("EIS") for the Landfill Project approved by Riverside County in 1992.

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

  In July 1994, the San Diego County Superior Court issued its decisions on the challenges to the EIR for the Landfill Project. Of the more than seventy (70) areas of concern initially raised by the plaintiffs in the cases, the Court announced that it had eight (8) areas of concern in which the EIR was deficient, thus requiring corrective action. (This same court has subsequently ruled on a new EIR for the Landfill Project as discussed below).

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

  In March 1995, MRC initiated the necessary re-permitting process by filing its land use applications with Riverside County and has worked with the County and BLM in the preparation of a new EIR/EIS. The draft EIR/EIS was made available to the public in July 1996, with the comment period on the draft EIR/EIS closing in September 1996. The BLM held public hearings on the draft EIR/EIS and received extensive public comment. In addition, by the close of the public comment period in September 1996, numerous written comments were received.

  The new final EIR/EIS was released to the public in January 1997 and, as discussed in more detail below, received final approval on September 9, 1997.

  Approval by Riverside County of the Landfill Project. After approval of the Landfill Project by the Riverside Planning Commission and after a number of public hearings held by the Riverside County Board of Supervisors, on August 26, 1997, the Board of Supervisors, by a four to one vote, approved the Landfill Project. Final approval of the Development Agreement, EIR for the Landfill Project and related land use matters was made by the Board of Supervisors on September 9, 1997.

  The Landfill Project was approved to receive up to 20,000 tons per day (6 days a week) of non-hazardous municipal solid waste. However, MRC is limited during the first ten years of operations to 10,000 tons per day of non-County waste plus the waste generated from within the County. After ten years, MRC may request an increase in daily tonnage up to the maximum of 20,000 tons, but such increase must be reviewed by and receive the approval of an independent scientific panel as discussed in more detail below.

  State Litigation-Return to Writ. After the September, 1997 approval of the EIR, the litigation with respect to the EIR resumed. The state litigation surrounding the Landfill Project has two subparts: the "return to the writ" previously issued by the San Diego Superior Court and a newly filed lawsuit which is discussed in more detail below. As noted above, in 1994, the San Diego Superior Court ruled that the EIR for the Landfill Project approved by Riverside County in November 1992 was defective in eight areas. This resulted in the issuance of a writ (a form of legal document) ordering Riverside County to comply with the court's decisions and the California Environmental Quality Act ("CEQA"), which is the statutory basis for the preparation and evaluation of an EIR. The County and MRC have sought to comply with the court's decisions and the writ by preparing a new EIR and completing the entire evaluation and political process again. This culminated in the final approval of the EIR and related land use approvals by Riverside County on September 9, 1997. On September 19, 1997, Riverside County filed with Judge Judith McConnell of the San Diego Superior Court a return to the writ which detailed the reasons as to how the eight defects in the former EIR were remedied by the new EIR. Judge McConnell presided over the 1994 hearing on the adequacy of the 1992 EIR.

  Objections to the return to the writ were filed by all the previous parties to the litigation except for Eagle Crest Energy Company ("ECEC"). On October 20, 1997, the San Diego Superior Court entered an order discharging the original objections of ECEC. The remaining original project opponents maintain that MRC and the Company failed to correct in the new EIR any of the deficiencies found to exist in the 1992 approved EIR. After receipt of briefs, on December 31, 1997, Judge McConnell held a hearing on the objections filed by opponents to the Landfill Project. On the day of and just prior to the holding of such hearing, Judge McConnell issued a tentative ruling that preliminarily concluded that the EIR was still inadequate with respect to most of the issues raised in her 1994 decisions.

  On February 17, 1998, Judge McConnell issued her final ruling with respect to the new EIR. Judge McConnell reversed herself with respect to several of the items she initially had determined to be defective, but found that the new EIR was still inadequate in two general areas: (i) the threatened desert tortoise; and (ii) impacts to Joshua Tree National Park. Specifically, according to Judge McConnell, there was no substantial evidence in the record to support the new EIR's conclusion that the impact to the desert tortoise would be mitigated to a level below significance. In particular the Court concluded that there was a lack of required tortoise-proof fencing and cited the Desert Tortoise Recovery Plan that recommends no new landfills be constructed in desert tortoise habitat. With respect to Joshua Tree National Park, the Court found that the EIR improperly split its analyses of the total "wilderness experience" into two parts: wilderness resources and the wilderness experience. The Court also found that there was no support for the conclusion that "non-wilderness" areas within the Park should be treated any differently from other areas within the Park. The Court also expressed concerns about the effect of the night time lighting on the Park resulting from the possible expansion of the Eagle Mountain Townsite and also concluded that the EIR failed to analyze the impact to biological resources of the Park as a complete and interrelated system.

  State Litigation-New Lawsuit. Under CEQA, participants in the administrative and political process have the ability to commence litigation with regard to an EIR within thirty days after the approval of the EIR. Several project opponents did file a new lawsuit in Riverside County on October 10, 1997. The plaintiffs in this new litigation are generally the same plaintiffs as in the lawsuit commenced in 1992 with a few exceptions. Notably, ECEC and the City of Coachella were not plaintiffs in the new lawsuit. There was only one new plaintiff, the Center for Community Action and Environmental Justice, a local environmental group originally organized to address environmental issues associated with the String Fellows acid pits located in Riverside County.

  The claims made in the petition were fairly typical of a CEQA lawsuit. The only non-CEQA claim is a claim that the Development Agreement with Riverside County violates California Proposition 218, an amendment to California's Constitution. Proposition 218 generally requires a vote of taxpayers if a new tax is levied by a governmental or quasi-governmental entity.

  On December 19, 1997, the environmental claims in the new Riverside County lawsuit were dismissed because the plaintiffs failed to timely commence the litigation.

  Evaluation of Alternatives. As a result of Judge McConnell's final ruling, the Company and MRC are evaluating their available alternatives with respect to the Landfill Project. These alternatives include, but are not limited, to: (i) appealing the Court's decision in whole or in part; (ii) taking the actions believed necessary to correct the deficiencies the Court found to exist in the EIR; (iii) postpone or terminate the Landfill Project; or (iv) a combination of these or other alternatives. The Company's and MRC's ultimate course of action will depend upon a number of factors such as the length of time to accomplish any alternative, the likelihood of success, the amount of and availability of funds necessary to accomplish a particular alternative, and the anticipated marketability of the Landfill once permitted. Depending upon the course of action ultimately selected by the Company and MRC, there could be a material adverse impact to the financial statements of the Company, including a write down of the Company's investment in MRC to the lower of cost or fair market value. A final decision on what course of action will be taken by MRC and the Company should be made by mid-1998.

  The Development Agreement. As a part of the process of considering the Landfill Project, the Company and MRC negotiated a Development Agreement with Riverside County. The Development Agreement, while in final form, is not effective until consummation of the federal land exchange discussed below. In summary, the Development Agreement among Riverside County, MRC, the Company, and two of the Company's subsidiaries, Kaiser Eagle Mountain, Inc. and Eagle Mountain Reclamation, Inc., provides the mechanism by which MRC acquires long-term vested land use rights for a landfill and generally governs the relationship among the parties to the Agreement. The Development Agreement also addresses such items as the duties and indemnification obligations to Riverside County; the extensive financial assurances to be provided to Riverside County; the reservation and availability of landfill space for waste generated within Riverside County; and events of default and remedies as well as a number of other items.

  In addition, the financial payments to, or for the benefit of Riverside County and others, are detailed in the Development Agreement and in the Purchase and Sale Agreement, which is a part of the Development Agreement. The Purchase and Sale Agreement requires a per ton payment on non-County waste determined from a base rate which is the greater of $2.70 per ton or ten percent (10%) of the landfill tip fee up to 12,000 tons of non-County waste. The 10% number increases to 12 1/2% for all non-County waste once non-County waste exceeds 12,000 tons per day. The per ton payment to the County also increases as volume increases. The per ton payments on non-County Waste to Riverside County are summarized as follows:

              ------------------------------------------------------------------------------------
               Average Tons Per Day
               of Non-County Waste                           Payment to Riverside County
              ------------------------------------------------------------------------------------
                0       -   7,000                        Greater of 10% (12.5% once volume exceeds
                                                         12,000 tpd) or $2.70 ("Base")

                7,000   -  10,000                                  Base plus $.80

                10,000  -  12,000                                   Base + $1.30

                12,000  -  16,000                                   Base + $2.30

                16,000  -  20,000                                   Base + $3.30
         ----------------------------------------------------------------------------------------

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

  The initial term of the Development Agreement is fifty years. However, the term can be extended to November 30, 2088. In order to obtain an increase in the initial 50-year term of the Development Agreement and/or an increase in the initial 10,000 tons per day limit on out-of-County waste, an independent scientific panel will be convened to review such a request. The scientific panel will be made up of five independent scientists and engineers selected by the University of Riverside, California (the "University") with the approval of the Company and MRC. If the University and the Company/MRC are unable to agree on the panel members, two members are to be selected by the University, two by the Company/MRC and the fifth member is to be selected by the other four members. Alternative procedures are in place in the event the University does not participate in the selection of the panel members for any reason. The panel will conduct its review within eight months of any request for capacity expansion. The panel, in effect, is to limit its review to confirming that MRC has substantially complied with all development approvals, the environmental mitigation measures and all regulatory permits and that the potential environmental impacts of the landfill are the same as identified in the EIR. Various appeal procedures are available depending upon the initial and final findings of the panel.

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

  In conjunction with the landfill permitting process, the Company plans to transfer to the BLM approximately 2,800 acres of Kaiser-owned property along the railroad right-of-way, which has been identified as prime desert tortoise habitat, in exchange for fee ownership of approximately 3,500 acres of land within the Landfill Project area. Specifically, the Company will receive fee ownership of various non-fee mining interests currently held by the Company near the large open pits. After extensive review and analysis, in October 1993, the BLM issued its Record of Decision approving the land exchange with the Company. The decision of the BLM approving the land exchange was challenged by the filing of appeals with the Interior Board of Land Appeals ("IBLA"), the agency having immediate appellate jurisdiction over the BLM's decision. However, as discussed in more detail below, in March, 1995, the BLM announced that it would join in Riverside County's additional environmental review, and requested that the IBLA remand the decision on appeal for further agency action.

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

  The BLM is the lead Federal agency for the EIS. The National Parks Service ("NPS") has been a cooperating agency for the EIS. As noted above, the final EIR/EIS was distributed in January 1997 after a series of public hearings held by the BLM and after the conclusion of an over 60 day public comment period. In September, 1997, the BLM announced that it had approved the proposed land exchange. Approval commenced a forty-five (45) day protest period during which opponents to the proposed land exchange may raise objections. Objections were received and we understand that responses are currently being prepared by the BLM. The Company currently anticipates a final decision by the BLM on the land exchange and the rights-of-way during the second quarter of 1998.

  Competition. The solid waste disposal industry is highly competitive with a few large, integrated waste management firms and a significant number of smaller, independent operators.

  Assuming the Landfill Project is ultimately permitted, the success of the Landfill Project depends largely upon MRC's ability to secure solid waste disposal contracts from municipalities and waste haulers in this highly competitive environment. The ability of MRC to secure such waste disposal contracts is predicated upon a number of factors including, but not limited to, MRC's ability to (i) charge disposal fees comparable to those of its competitors; (ii) provide financial and environmental safeguards against potential liability; (iii) provide sufficient long-term capacity; and (iv) commence operations prior to the expansion of existing landfills or the opening of other large capacity, rail-haul landfills. Currently, there are over 18 major existing municipal solid waste landfills in Southern California serving the same geographic area as that proposed by the Landfill Project (primarily Los Angeles, Orange, Riverside and San Bernardino Counties). While a number of Southern California landfills are scheduled to close in the next several years as they reach capacity, several of them, including El Sobrante Landfill in Riverside County and Puente Hills in Los Angeles County, are in the process of expanding the permitted capacities of their existing facilities.

  The Company is also currently aware of at least two other enterprises seeking to develop rail-haul, solid waste disposal facilities which would be located in Southern California and would compete directly with the Landfill Project. These proposed cut-and-fill landfills include: (i) a landfill to be developed in a desert site in San Bernardino County by Rail Cycle of Los Angeles, a joint venture between Waste Management, Inc. and the Santa Fe Railway Company, Inc.; and (ii) Mesquite Regional Landfill to be developed in Imperial County by a partnership including Western Waste Industries and SP Environmental Systems, Inc., an affiliate of the Southern Pacific Transportation Company. Both projects are being developed by well established waste management companies, which control significant waste streams in Southern California as a result of their waste hauling businesses. Both of these rail haul projects received certification of their respective EIRs in late 1995. The Mesquite Regional Landfill is considered much further along in the permitting process than the Eagle Mountain Landfill Project because it is ready for construction subject to the receipt of several technical permits. The EIR for the Mesquite Regional landfill and the EIR for Rail Cycle were subject to separate legal challenges which are now concluded without further action on such EIR's required. The Rail Cycle project is also contingent upon the approval of a business tax by the voters, which has failed once.

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

  Disposal Fees. While the Company believes that it will take several years for MRC's projected disposal fees to be aligned at competitive levels with other urban landfills, it also currently believes that the advantages afforded by the Eagle Mountain site should enable it, in the long-term, to compete effectively with both existing and other proposed landfills. Within the last year, there has been a general reduction in disposal or "tipping fees" in several areas of Southern California. The reduction in tipping fees was accelerated with the bankruptcy of Orange County, California. As a means of generating revenue, Orange County reduced its tipping fee to out-of-county trash from $38.50 to as low as $18.00 per ton depending upon the length of the time commitment. Trash generated within Orange County still pays approximately $38.50 per ton tipping fee. Riverside County also adopted a two-tier tipping fee structure. The tipping fee would generally be $30.00 for direct haul to a landfill and $25.00 if the waste is processed through a transfer station or materials recycling facility. Facing the loss of waste from its system, San Bernardino County dropped its tipping fee from $35.50 per ton to $28.50 per ton for fifteen (15) year commitments.

  Risk Factors. Management believes that the advantages afforded by the Eagle Mountain site should enable it, in the long-term, to compete effectively with both existing and other proposed landfills provided the Landfill Project can be permitted. In addition, the success of the Landfill Project depends upon the development of the anticipated shortage in landfill capacity in Southern California over the next several years. However, there is no assurance that the Company is currently able or will be able to compete effectively with anticipated landfill space and pricing competition or that other forms of competition will not result. Furthermore, there is no assurance that the Landfill Project can obtain all the necessary permits or that it can be successful in defending against legal challenges to the Landfill Project. To date, MRC has not been successful in litigation challenging the adequacy of the EIR. Finally, there is a risk that sufficient and suitable financing may not be made available to MRC in order to allow it to continue to pursue the Landfill Project.

EMPLOYEES

  As of March 20, 1998, Kaiser had 25 full-time and 2 part-time employees. In addition, as of March 20, 1998, MRC, the Company's subsidiary, had 6 full-time employees.


Item 2.  PROPERTIES

OFFICE FACILITIES

  The Company's principal offices are located at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764. The Company leases approximately 7,500 square feet in Ontario, California, pursuant to a lease agreement expiring in August 1999. The Company also maintains offices on the Mill Site Property, at the Eagle Mountain site and in Denver, Colorado. MRC leases an office in Palm Desert, California for a term that expires in 1998, and maintains an office at the Eagle Mountain Site.

EAGLE MOUNTAIN, CALIFORNIA

  The Kaiser Eagle Mountain idle iron ore mine and the adjoining Eagle Mountain Townsite are located in Riverside County, approximately ten miles northwest of Desert Center, California. Desert Center is located on Interstate 10 between Indio and Blythe. The heavy duty maintenance shops and electrical power distribution system have been kept substantially intact since the 1982 shutdown. The

Company also owns several buildings, a water distribution system, a sewage treatment facility, and related infrastructure. The Eagle Mountain Townsite includes more than 300 single family homes, approximately 100 of which have been renovated and are currently in use. Most of the houses in use are leased to Management and Training Corporation ("MTC") for use in conjunction with a permitted 500-bed community-custody facility operated under a contract with the California Department of Corrections. Utilization of the remaining houses and related facilities will require additional renovation activities plus approval by Riverside County of a Townsite Specific Plan.

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

FONTANA, CALIFORNIA

  With the acquisition of approximately 534 acres by The California Speedway Corporation for the construction of TCS and related facilities, the contribution and reservation of property for the West Valley MRF and the sale of a NAPA Lot, the Company now owns approximately 629 acres (gross) near Fontana, California. All of the Company's property is debt free with the exception of the West End and Valley Boulevard parcels, which total approximately 282 acres (gross). The West End and Valley Boulevard parcels are subject to an outstanding loan with an approximate principal balance of $5,102,000. Located on the Mill Site Property is extensive infrastructure, including, water and sewage treatment facilities, and several old single-story office, storage and industrial buildings. However, all the buildings previously on the Central Mill Site Property have been demolished as part of the development of TCS. Various buildings and other improvements are also being demolished on the West End. The Company has historically had a number of short-term lease arrangements with unaffiliated entities for portions of this property.

  There is one active deep water well on the property, with capacity significantly in excess of the current water needs for the property. Another deep water well formerly owned by the Company is located on the property acquired by The California Speedway Corporation, although it was taken out of service due to the development of TCS. The Company's remaining water well is now currently used only for irrigation purposes by TCS. See "Part I, Item 1. Business." The Company originally had adjudicated water rights to extract 2,930 acre-feet of water per year for use on the property. However, the Company as part of the transaction with PMI and the Company's agreement to sell a portion of these water rights to

CSI, an adjoining landowner, in connection with the settlement of certain disputes and litigations with such company, the Company owns the following water rights associated with the Mill Site Property: (i) 525 annual acre feet; (ii) 475 annual acre feet as tenants in common with The California Speedway Corporation which has the right of first use; and (iii) 630 acre feet as tenants in common with CSI, with CSI having the first right of use, with payment to the Company, through June 30, 2004 and the Company having the first right of use thereafter. In addition, the Company currently has rights to approximately 5,500 acre-feet of water in storage, effective as of December 1997. Pursuant to a settlement agreement reached with the California Regional Water Quality Control Board in 1993, the Company is obligated to contribute 1,000 acre feet of water per year for 25 years for the purposes of a regional de-salter project. In 1995, the Company contributed 18,000 acre feet of water in storage, which satisfies the Company's obligation under the settlement agreement for the first 18 years.

  Further, the DTSC has determined that limited portions of the property require environmental remediation. The Company is working with the DTSC to remediate the impacted areas. As discussed in "Item 1. Business - Mill Site Environmental Matters," the Company undertook significant remediation activities in 1997. As a result of the Company's experience in remediating the limited portion of the motorsports complex and other areas requiring remediation, the Company is evaluating other alternatives for the remediation of the remaining impacted areas of its property. See "Item 1. Business."

LAKE TAMARISK, CALIFORNIA

  Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development Corporation ("LTDC"), a wholly-owned subsidiary of the Company, owns 77 improved lots including one residential structure. LTDC also owns a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk.

OTHER REAL ESTATE PROPERTIES

  The Company owns numerous small land parcels and iron ore deposits in the high desert area of Southern California and in Huerfano and Archuleta Counties in Colorado, including the Silver Lake Mine west of Baker, California and 190 acres near Afton Canyon, California.

FONTANA UNION WATER COMPANY

  The Company, through a wholly owned subsidiary, owns 7,632.63 shares or approximately 51% of the outstanding stock of Fontana Union, a California mutual water company. These shares entitle the Company (or its lessee) to receive, at cost, its proportionate share of Fontana Union's water. Fontana Union owns surface and groundwater rights in the Fontana, California area with annual average production of approximately 34,000 acre-feet (plus approximately 3,500-4,000 acre feet relating to the annual Chino Basin agricultural pool transfer). The Company's shares of Fontana Union stock are currently leased to Cucamonga. The Fontana Union shares and the lease of such shares to Cucamonga are currently pledged as collateral for the Company's $30,000,000 revolving-to-term credit facility. See "Item 1. Business - Water Resources." See "Item 3 - Legal Proceedings."

ITEM 3.  LEGAL PROCEEDINGS

  The Company, in the normal course of its business, is involved in various claims and legal proceedings. Except for those matters described below, management believes these matters will not have a material adverse effect on Kaiser's business or financial condition. Significant legal proceedings, including those, which may have a material adverse effect on the Company's business or financial condition, are summarized as follows:

LITIGATION

  Eagle Mountain EIR Litigation. This litigation involved three separate legal challenges to the EIR for the Landfill Project certified by the Riverside County Board of Supervisors in October 1992. These cases were heard in the San Diego County Superior Court. The Court's decisions required MRC to prepare a new EIR, which was completed and certified in September 1997. The original litigation against the EIR was resumed before Judge Judith McConnell of the San Diego County Superior Court. In February 1998, the San Diego County Superior Court announced its final decision and concluded that the new EIR was still deficient in two principal respects. The Court's two remaining areas of concern involve the threatened desert tortoise and Joshua Tree National Park. The Company and MRC are now evaluating their alternatives with respect to the Landfill Project. For a more extensive discussion of this litigation, please see "Municipal Solid Waste Management - Landfill Project - State Litigation-Return to Writ."

  In addition to the "return to writ" litigation before Judge McConnell, a separate lawsuit challenging the validity of the new EIR was filed in Riverside County. The environmental challenges in this lawsuit were dismissed in December 1997.

  Warburton Litigation. The Company, KSC and KSC Recovery were named or became cross-defendants in certain litigation in the U.S. Federal District Court for the District of Northern California (Case No. C-93-1114 CW) commenced by IMACC Corporation ("IMACC") against Dorothy Warburton ("Warburton") and others seeking a determination of liability, contribution and indemnification for the costs of environmental remediation for two sites that had been used at one time by IMACC in conjunction with its barrel reconditioning business. Warburton is the owner of the sites in question. At one time, KSC, through a wholly owned subsidiary, owned the business now operated by IMACC. Certain other Warburton family defendants are claiming that they should be indemnified by KSC's subsidiary or by the Company for actions they took while officers of the KSC subsidiary. A settlement was reached in the litigation with respect to the environmental claims, which required payment of less than $100,000 by the Company and by KSC Recovery. The Company's cash contribution to the settlement will be immaterial. While there was a tentative settlement of the environmental matters (which has now been finalized), a trial was held in November 1996, relating to the indemnity claims and related matters. The Court had previously ruled that either the Company or KSC was the alter ego of KSC's subsidiary, Myers Drum Company. The Court also subsequently ruled that in these particular circumstances, the request for indemnification did not rise to the level of being a claim in bankruptcy at the time of the bankruptcy and thus could not be discharged. With the announcement of the Court's decision, there remains a dispute among the parties over the award of attorneys' fees. Two of the estates claim that the Company and IMACC jointly owe them approximately $1.7 million in attorneys fees and IMACC believes it is in turn entitled to attorneys' fees. Even if the Company should be found liable for the attorneys' fees, which it vigorously contests, IMACC is obligated to indemnify the Company for all such amounts. Since the Company believes it has full indemnification coverage from IMACC, no provision for any potential loss has been made in the accompanying financial statements.

  Theft Related Litigation. The Company and certain of its subsidiaries are defendants in three separate lawsuits related to alleged thefts of items from tenants or users of sites formerly leased on the West End Property. The alleged basis of each lawsuit is that the Company failed to provide proper security resulting in a breach of contract and negligence by the Company by allowing theft to occur. The Company believes it has numerous defenses to each of these litigation matters. Defense of each matter has been tendered and accepted by the Company's insurance carrier although the Company is paying defense costs in excess of those paid by the carrier. If the Company should be found negligent in any of these cases, insurance coverage may be available for any damages awarded. If the Company is found to have breached a contract, insurance coverage may not be available. The Company is vigorously defending each lawsuit.

  Johnson Machinery, Inc. is the plaintiff in one of the three lawsuits in which it is alleged that the Company is liable for the theft of equipment or other items from land leased by the Company. Johnson Machinery claims that there was a theft of equipment with a value of approximately $1.2 million from a warehouse on the West End Property. (Johnson Machinery, Inc. v. Lusk/Kaiser West End Joint Venture et al. - San Bernardino County Superior Court: Case No. RCV 23757).

  In November 1997, Centennial Insurance Company commenced litigation in San Bernardino County Superior Court seeking approximately $115,000 in damages from the Company and other defendants related to the alleged theft of property from the Company's West End Property that was stored in a semi-truck of a common carrier leasing a site from the Company (Centennial Insurance Company, v. Kaiser Resources Inc., et al., San Bernardino County Superior Court - Rancho Cucamonga Division, Case No. RCV 30545).

  In February 1998, the Company was served with a complaint alleging that the Company, certain subsidiaries of the Company and others are liable for approximately $1.8 million paid by Nippon Fire & Marine Insurance Co., Ltd. to Toshiba America Information System, Inc. as a result of the theft of a load of lap top computers from a semi-truck owned by PST Vans a former tenant on the West End Property. (Nippon Fire & Marine Insurance Co., Ltd., a corporation, and Toshiba America Information System, Inc. v. PST Vans, Inc., a corporation; PST Van Line, Inc. a corporation; Burns International, Inc., a corporation; Burns International Security Services, Inc., a corporation; Borg-Warner Security Corporation, a corporation; Kaiser Steel and Land Development, Inc., a corporation; Kaiser Ventures Inc., a corporation; Kaiser Resources Inc., a corporation; Lusk-Kaiser West End Joint Venture, a business entity (Case No. CV97-9558 CBM (VAPx)).

  Apollo Wood Litigation: On November 11, 1997, the Company and two individual officers of the Company were served with a complaint brought by Apollo Wood Recovery, Inc. in San Bernardino Superior Court seeking unspecified damages, but which are estimated to exceed $100,000. The plaintiff is a tenant on the Company's Mill Site Property. In summary, the complaint alleges that the Company and two officers of the Company falsely represented the status of the permitting of the property on which Plaintiff operates its business, committed fraud, interfered with the plaintiff's business, engaged in unfair trade practices and other similar causes of action. The Company believes the lawsuit is without merit and is vigorously defending such lawsuit. (Apollo Wood Recovery, Inc. v. Kaiser Ventures Inc., Terry L. Cook, Lee Redmond, Apollo Wood & Metal Recycling Ltd., Shirley Isom Construction Company, Troy Isom and Does 1 through 40, San Bernardino Superior Court, Case No. SCN 42863.)

  Cucamonga Litigation: In 1996, the Company initiated legal action against Cucamonga. The dispute involved amounts owed to the Company under the terms of its lease of

Fontana Union Water stock to Cucamonga. The dispute arose out of a change made by the Metropolitan Water District in its water rates and rate structure effective July 1, 1995. After a five-day trial on the matter in March 1998, the San Bernardino County Superior Court ruled that the lease rate had been discontinued effective July 1, 1995. Thus, the parties are required to negotiate in good faith a substitute lease rate as provided under the terms of the lease with Cucamonga. For more detailed information, please see "Water Resources - Lease to Cucamonga County Water District."

  Asbestos Suits. The Company along with KSC are currently named in approximately ten active asbestos lawsuits. The Company and KSC have been previously named in other asbestos suits but for various reasons those suits are not currently being pursued. Most of the plaintiffs alleged that they worked in ship yards in the Oakland/San Francisco, California area in the 1940's and that KSC was in some manner associated with one or more shipyards or has successor liability from another "Kaiser" entity. Most of these lawsuits are third party premises claims claiming injury resulting from exposure to asbestos and involve multiple defendants. The Company anticipates that it will be named as a defendant in additional asbestos lawsuits. All of the complaints are non-specific. As such it is not practical at this time to determine the true nature and extent of the claims against the Company and KSC. To date, several, but not all, of the plaintiffs have agreed that they will not personally pursue the Company, but they have been granted the right to pursue the Company's insurance coverage, to the extent there is coverage. The Company currently believes that it does have insurance coverage for at least a portion of the claims and has tendered these suits for defense. The Company also currently believes that it has various defenses to these claims, including the discharge granted to it in connection with KSC's bankruptcy reorganization. The KSC bankruptcy estate, through KSC Recovery has been incurring defense costs, which should in large part be reimbursed by insurance. However, this is an evolving area of the law and the factual discovery with respect to many of these lawsuits has not been completed.

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

   The Company and the City reached a settlement concerning the matter before the U.S. Bankruptcy Court which was approved by the U.S. Bankruptcy Court in October. Under the terms of the settlement, the Company has agreed to waive its bankruptcy-related defenses to the City's prosecution of claims for groundwater contamination caused by mercury or other priority pollutants. In return, the City agreed to dismiss the California litigation as to all claims related to total dissolved solids, total dissolved carbons and sulfates, and to be bound by the 1993 Settlement Agreement between Kaiser and the California Regional Water Quality Control Board. The City has not yet filed an amended complaint. The Company and the City of Ontario are engaging in informal discovery and discussions. The Company currently believes it has numerous defenses in the litigation.

BANKRUPTCY CLAIMS

  The Company's predecessor, KSC, was in reorganization under Chapter 11 of the United States Bankruptcy Code from February 1987 until November 1988. Pursuant to the KSC Plan of Reorganization (the "KSC Plan"), the Company established a subsidiary, KSC Recovery, which was engaged in the process of pursuing certain legal actions on behalf of the former creditors of KSC and handling the remaining administrative duties of the KSC bankruptcy estate, including claims resolution. All litigation and bankruptcy administration costs are borne by KSC Recovery, which maintains a cash reserve from previous litigation and other recoveries to fund anticipated ongoing litigation and administration costs. All major remaining claims in the bankruptcy estate were settled in 1995, with completion of one major settlement occurring in 1996. Resolution of these claims allowed for a distribution of cash and stock to most of the unsecured creditors of the KSC bankruptcy estate in the second quarter of 1996.
Consistent with KSC Recovery's role solely as an agent of the former KSC creditors, the Company's consolidated statements of operations and cash flows do not reflect any of KSC Recovery's activities. Because of the minimum activities of the KSC bankruptcy estate, the Bankruptcy Court terminated its supervision over the estate in October 1996.

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

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock commenced trading on the NASDAQ National Market System in the fourth quarter of 1990 under the symbol "KSRI." In June 1993, Kaiser changed its name to Kaiser Resources Inc. and symbol to "KRSC." Most recently, the Company changed its name, in June 1995, to Kaiser Ventures Inc., but its trading symbol remained the same. The following table sets forth the range of the high and low reported bid price of the Company's Common Stock for the periods indicated, as reported on the NASDAQ National Market System.


                                                                       Low               High
                                                                       ---               ----
                 1997:
                 Fourth quarter..............................       $    10.00       $    15.06
                 Third quarter...............................       $    10.75       $    14.88
                 Second quarter..............................       $     7.50       $    10.50
                 First quarter...............................       $     8.50       $    10.75

                 1996:
                 Fourth quarter..............................       $     8.25       $    10.00
                 Third quarter...............................       $     8.75       $     9.50
                 Second quarter..............................       $     9.38       $    12.75
                 First quarter...............................       $    11.00       $    13.13

  As of March 20, 1998, there were 2,310 holders of record of the Company's Common Stock.

  As of March 20, 1998, the Company held 136,919 shares that are deemed outstanding but reserved for issuance to the former general unsecured creditors of KSC pursuant to the KSC Plan.

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


SELECTED STATEMENT OF INCOME DATA
FOR THE YEARS ENDED DECEMBER 31:                   1997          1996          1995          1994           1993
                                                   ----          ----          ----          ----           ----
Total revenues...............................   $10,006,000   $15,331,000   $11,053,000   $12,471,000    $10,591,000

Costs and expenses...........................     7,815,000     7,066,000     7,938,000     8,593,000      8,144,000
                                                -----------   -----------   -----------   -----------    -----------

Income from operations.......................     2,191,000     8,265,000     3,115,000     3,878,000      2,447,000

Net interest expense (income)................       672,000       819,000       665,000      (155,000)      (466,000)
                                                -----------   -----------   -----------   -----------    -----------

Income before income tax provision
 and extraordinary loss......................     1,519,000     7,446,000     2,450,000     4,033,000      2,913,000

Taxes currently payable......................        43,000        92,000           ---       125,000         50,000
Deferred tax expense.........................        74,000       840,000       721,000           ---            ---
Deferred tax expense credited to equity......       554,000     3,945,000       335,000     1,621,000      1,171,000
                                                -----------   -----------   -----------   -----------    -----------

Income before extraordinary loss.............       848,000     2,569,000     1,394,000     2,287,000      1,692,000

Extraordinary loss (net of taxes)............           ---           ---           ---     2,233,000            ---
                                                -----------   -----------   -----------   -----------    -----------

Net income...................................   $   848,000   $ 2,569,000   $ 1,394,000   $    54,000    $ 1,692,000
                                                ===========   ===========   ===========   ===========    ===========
Earnings per share
 Before extraordinary loss
  Basic......................................   $       .08   $       .24   $       .13   $       .21    $       .16
  Diluted....................................   $       .08   $       .24   $       .13   $       .21    $       .16
 Net Income
  Basic......................................   $       .08   $       .24   $       .13   $       .01    $       .16
  Diluted....................................   $       .08   $       .24   $       .13   $       .01    $       .16

Basic Weighted average
number of shares outstanding.................    10,536,457    10,485,943    10,456,353    10,435,878     10,365,163

Diluted Weighted average
number of shares outstanding.................    10,740,357    10,729,645    10,653,950    10,671,154     10,604,122

SELECTED BALANCE SHEET DATA
AS OF DECEMBER 31:                                 1997           1996           1995          1994           1993
                                                   ----           ----           ----          ----           ----
Cash, cash equivalents and
 short-term investments......................  $  4,330,000   $  8,482,000   $ 10,937,000  $  6,829,000   $ 15,922,000
Working capital..............................    (4,685,000)    (1,240,000)     2,821,000    (3,567,000)    11,420,000
Total assets.................................   139,265,000    134,067,000    126,803,000   114,350,000    109,014,000
Long-term debt...............................     8,982,000      8,102,000      5,342,000     5,700,000            ---
Long-term environmental......................    24,673,000
 remediation reserves........................                   26,466,000     32,176,000    28,439,000     34,537,000
Stockholders' equity.........................    86,204,000     81,448,000     68,697,000    66,802,000     66,664,000

(1) The deferred tax expense credited to equity represents taxes that are recorded by the Company for financial reporting purposes, but are not payable due to the Company's utilization of Net Operating Loss ("NOL") benefits from losses arising prior to and through the KSC bankruptcy. Although the amount of this benefit is not included in net income, stockholders' equity is increased in an amount equal to the NOL tax benefit reported. NOL carryforwards at December 31, 1997, were approximately $113 million and $2.4 million, for federal and California income tax purposes, respectively.

(2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page 70.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SECTION 1:  OPERATING RESULTS

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments in water resources, motorsports, property redevelopment and solid waste management. The Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 11.51% interest in Penske Motorsports, Inc. ("PMI"), a publicly-traded professional motorsports company that has developed the California Speedway ("TCS") on land acquired from the Company; (iii) approximately a 73% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (v) approximately 629 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property") which is currently undergoing redevelopment; and (vi) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the redevelopment of industrial and commercial parcels of land near TCS and the WVMRF.

SUMMARY OF SIGNIFICANT DEVELOPMENTS IN 1997

  During 1997, a number of material events occurred which affected the Company. Therefore, readers are encouraged to read this Report it in its entirety in order to adequately understand the impact of these events on the Company. In Management's opinion, three of the material events were particularly significant: (a) the San Diego Court's ruling relative to the Landfill Project's environmental impact report ("EIR"); (b) the filing of revised Form 13D's related to the Company's two largest shareholders: the New Kaiser Voluntary Employee Benefit Association ("VEBA") and the Pension Benefit Guarantee Corporation ("PBGC"); and (c) the creation of a special committee by the Board of Directors to evaluate strategic alternatives and transactions with respect to the Company and its assets.

  In regard to the Landfill Project, MRC received the necessary land use and environmental approvals from the Riverside County Board of Supervisors on September 9, 1997. Subsequently, two separate legal actions were pursued by opponents to the Eagle Mountain Landfill Project which argued that the environmental impact report ("EIR") approved by Riverside County was defective. The first action challenged the County's and MRC's assertion that the new EIR satisfied the requirements of the July, 1994 decisions of San Diego Superior Court Judge Judith McConnell. The second action was the commencement of a new lawsuit in Riverside County. The environmental challenges in the new lawsuit were dismissed with prejudice on December 16, 1997. However, with respect to the first action, Judge McConnell of the San Diego Superior Court issued, on December 31, 1997, a tentative ruling that preliminarily concluded that the new EIR was still deficient in several areas. On February 17, 1998, the Court issued its final ruling. In its final ruling the Court reversed itself with regard to several items in its tentative ruling that were initially determined adverse to the Landfill Project, but the Court still concluded that the new EIR was deficient in two areas. The Court's two remaining areas of concern involve the project's impacts on the threatened desert tortoise and Joshua Tree National Park. For more detailed information on this matter, please see "Municipal Solid Waste Management Landfill Project."

  As a result of the Court's final ruling, the Company and MRC are currently evaluating their available options with respect to the Landfill Project. These options include, but are not limited to: (i) appealing the Court's decision;
(ii) taking the actions believed necessary to correct the deficiencies in the EIR in

                     KAISER VENTURES INC. AND SUBSIDIARIES

compliance with the Court's decision; (iii) indefinitely postponing the Landfill Project in some manner; or (iv) a combination of these or other alternatives. Depending upon the course of action ultimately selected by MRC and the Company, there could be a material adverse impact to the financial statements of the Company, including a possible write down of the Company's investment in MRC to the lower of cost or fair market value. A final decision on what course of action will be taken by MRC and the Company should be made by mid-1998.

  In regard to the revised Form 13D's filed by VEBA and the investment advisor of the PBGC, they disclosed that a Cooperation Agreement was entered into between the PBGC's and VEBA's respective investment advisors. A copy of the Cooperation Agreement was filed with the Form 13D's. The Cooperation Agreement provides, among other things, that the parties are considering pursuing one or more strategies involving the Company and its assets. Such alternatives include distributing the PMI stock, securitizing and/or distributing the payments from the Cucamonga Lease, pursuing the full development and operation of the Eagle Mountain Landfill Project, selling or merging the Company, or jointly selling the Company stock owned by PBGC and VEBA.

  In addition, the Company's Board of Directors appointed a special committee (the "Special Committee") to evaluate and consider pursuing, among other things, various strategic alternatives and transactions with respect to the Company and its assets. The Special Committee has retained outside legal counsel and the investment banking firm of Merrill Lynch to assist it in its work.

  These events, as well as other event, are discussed in more detail in Part I of this Report.

PRIMARY REVENUE SOURCES

ONGOING OPERATIONS

  The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga County Water District ("Cucamonga"). Property redevelopment revenues primarily reflect revenues from long-term redevelopment activities at the Mill Site property, including water and waste water treatment revenues; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflect Kaiser's share of income related to those equity investments (i.e., PMI) and, starting in 1998, joint ventures (i.e., West Valley MRF) which the Company accounts for under the equity method.

INTERIM ACTIVITIES

  Revenues from interim activities are generated from various sources primarily related to the Mill Site Property. Significant components of interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities.

SUMMARY OF REVENUE SOURCES

  Due to the developmental nature of certain Company projects and the Company's recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons

                     KAISER VENTURES INC. AND SUBSIDIARIES

of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See "Part I, Item
1. Business" for a discussion of recent material events affecting the Company's revenue sources.

  In addition, due to the concentration of motorsport racing events between April and September, PMI's operations have been, and will continue to be, highly seasonal. As a result, the Company's reported share of undistributed equity in the earnings of PMI will likely be positive (income) in the second and third quarters and negative (loss) in the first and fourth quarters.

RESULTS OF OPERATIONS

ANALYSIS OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

  An analysis of the significant components of the Company's resource revenues for the years ended December 31, 1997 and 1996 follows:

                                                                   1997              1996             % INC. (DEC)
                                                                   ----              ----             ------------
        ONGOING OPERATIONS
          Water resource.................................      $ 5,143,000       $ 4,505,000               14%
          Property redevelopment.........................        1,213,000         1,120,000                8%
          Income from equity method investments..........        2,003,000         1,539,000               30%
          Mill Site land sale............................              ---         6,371,000             (100%)
                                                               -----------       -----------             -----

           TOTAL ONGOING OPERATIONS......................        8,359,000        13,535,000              (38%)
                                                               -----------       -----------             -----

        INTERIM ACTIVITIES
          Lease, service and other.......................        1,647,000         1,796,000               (8%)
                                                               -----------       -----------             -----

           TOTAL INTERIM ACTIVITIES......................        1,647,000         1,796,000               (8%)
                                                               -----------       -----------             -----

           TOTAL RESOURCE REVENUES.......................      $10,006,000       $15,331,000              (35%)
                                                               ===========       ===========             =====

        REVENUES AS A PERCENTAGE OF TOTAL
        RESOURCE REVENUES:
          Ongoing operations.............................               84%               88%
          Interim activities.............................               16%               12%
                                                               -----------       -----------

           TOTAL RESOURCE REVENUES.......................              100%              100%
                                                               ===========       ===========

  Resource Revenues. Total resource revenues for 1997 were $10,006,000, compared to $15,331,000 for 1996. Revenues from ongoing operations decreased 38% during the year to $8,359,000 from $13,535,000 in 1996, while revenues from interim activities declined 8% to $1,647,000 from $1,796,000 in 1996. Comparing 1997 revenues from ongoing operations to 1996 without the Mill Site land sale shows an increase of 17 %, or $1,195,000, to $8,359,000 from $7,164,000.
Revenues from ongoing operations as a percentage of total revenues decreased to 84% in 1997 from 88% in 1996; however, excluding the Mill Site land sale in 1996, ongoing operations represented 80%.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $5,143,000 during 1997 compared to $4,505,000 for 1996. The 14% increase in water revenues during the year reflects: (a) two rate increases, as of February 1, 1997, and July 1, 1997 in the effective non-interruptible untreated water rate being paid by Cucamonga from $346.00 to $351.00 per

                     KAISER VENTURES INC. AND SUBSIDIARIES

acre foot and then to $351.75 per acre foot, respectively; (b) a return to the maximum amount of water that Cucamonga (through Fontana Union) can draw from the Colton/Rialto Basin wells; and (c) an increase in the Chino Basin agricultural pool transfer relating to increased agricultural usage and the overstatement of estimates in prior years. As previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts actually received from Cucamonga. The total amount of lease payments in dispute as of December 31, 1997 is approximately $1,236,000. In addition, MWD has stated that it may further refine its rate structure in the near future.

  Property redevelopment revenues were $1,213,000 for 1997 compared to $1,120,000 for 1996. The 8% increase from 1996 is primarily a result of: (a) the reclassification of the Mill Site sewer treatment plant service fees as property redevelopment revenues as a result of the Company's renovation of the plant and its renewed commitment to provide sewer services to PMI and future Mill Site tenants ($292,000) higher iron ore and aggregate sales ($78,000), partially offset by; and (b) residual expenses associated with offsite improvements for the Speedway Business Park property that the Company sold to PMI in December 1996 ($242,000).

  Income from equity method investments increased to $2,003,000 for 1997 compared to $1,539,000 for 1996. The $951,000 increase in Company's share of the reported net income of PMI for the year, of which the Company recorded its 11.51% weighted average share, was partially offset by the $487,000 reduction in the management fee which the Company received from PMI through March 31, 1997. The Company's equity interest in PMI declined, as of June 1, 1997, from 12.29% to 11.51% as a result of the approximate 907,000 shares that PMI issued in connection with the acquisition of a majority interest in North Carolina Motor Speedway, Inc. The Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996.

  Mill Site land sale revenues in 1996 represent the sale of approximately 54.2 net acres of the Mill Site Property, known as the Speedway Business Park, to PMI for $5.0 million in cash and approximately $8.35 million, or 254,298 shares, of PMI common stock. The transaction closed in December 1996. As a result of the transaction, Kaiser increased its ownership of PMI to 1,627,923 shares.

  Interim Activities. Revenues from interim activities for 1997 were $1,647,000 compared to $1,796,000 for 1996. The 8% decrease in revenues from interim activities in 1997 is primarily attributable to: (a) lower revenues from tenant services and from sales of metallics and scrap ($230,000); and (b) revenues from the reclassification of the sewer treatment plant service fees as property redevelopment revenues ($217,000), being partially offset by increases in tenant rental revenue ($87,000), railroad switching revenue ($91,000), and slag revenue ($121,000). It is anticipated that in 1998, these revenues will continue to decline due to the continuing redevelopment of the Mill Site Property.

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for 1997 increased to $3,654,000 from $3,229,000 in 1996. Operations and maintenance costs for 1997 were $1,311,000 compared to $1,092,000 for 1996. The 20% increase in 1997 operations and maintenance costs was primarily due to higher property tax expense associated with the completed offsite improvements for portions of the Mill Site property ($104,000) and increased maintenance and supplies costs for buildings and equipment ($112,000).

                     KAISER VENTURES INC. AND SUBSIDIARIES

Administrative support expenses for 1997 increased 10% to $2,343,000 from $2,137,000 for 1996. This increase was primarily due to increases in insurance expense relating to the addition of environmental pollution insurance coverage for the Mill Site ($73,000), depreciation expense relating to the newly completed railroad and sewer plant improvements at the Mill Site ($59,000), and legal costs associated with both the CCWD water lease rate dispute and Mill Site tenants claims ($132,000) being partially offset by lower salaries and outside professional costs ($56,000).

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for 1997 increased 8% to $4,161,000 from $3,837,000 for 1996. The increase is due to higher compensation and related expenses ($75,000) and higher professional and outside consulting expenses ($253,000).

  Net Interest Expense. Net interest expense for 1997 was $672,000 compared to $819,000 in 1996. The decrease was due primarily to a decrease in amortization of loan fees ($633,000), being partially offset by lower interest income from lower cash/investment balances ($76,000) and higher interest expense ($410,000) due to higher average borrowings under the Union Bank credit facility.

  Income and Income Tax Provision. The Company recorded income before income tax provision of $1,519,000 for 1997, an 80% decrease from the $7,446,000 recorded in 1996. Comparing 1997 to 1996 without the sale of the Speedway Business Park sale, pre-tax income increased 41% or $444,000 to $1,519,000 from $1,075,000. A provision for income taxes of $671,000 was recorded in 1997 as compared with $4,877,000 in 1996. Over 90% of the tax provisions for 1997 and 1996 are not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOL's"). Consequently, pretax income is an important indicator of the Company's performance.

  Net Income. For 1997, the Company reported net income of $848,000, or $.08 per share, a 67% decrease from the $2,569,000, or $.24 per share, reported for 1996.

  Mill Site Land Sale. During 1997, the Company sold approximately 15.7 acres of the Mill Site Property to McLeod Properties, Fontana LLC for $2,943,000, or $4.30 per square foot, for use as a rail-truck intermodal distribution facility for Budway Trucking, Inc. The transaction closed on September 30, 1997 at which time the Company received $1,500,000 in cash and a note receivable for $1,443,000. The Company agreed to subordinate its note receivable to a construction/permanent loan in order to facilitate the construction of a building on the property. Although the Company considers the sale to have been fully consummated during 1997 generally accepted accounting principles require the gain of $656,000 to be deferred and recognized as cash collections are received on its subordinated note receivable.

ANALYSIS OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

  An analysis of the significant components of the Company's resource revenues for the years ended December 31, 1996 and 1995 follows:

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                                                  1996                1995            % Inc. (Dec)
                                                                  ----                ----            ------------
ONGOING OPERATIONS
   Water resource                                             $ 4,505,000         $ 4,974,000                 (9%)
   Property redevelopment                                       1,120,000             998,000                 12%
   Income from equity method investments                        1,539,000             162,000                850%
   Mill Site land sale                                          6,371,000                 ---                 ---
                                                              -----------         -----------               -----

   TOTAL ONGOING OPERATIONS...........................         13,535,000           6,134,000                121%
                                                              -----------         -----------               -----

INTERIM ACTIVITIES
   Lease, service and other...........................          1,796,000           2,719,000                (34%)
   Asset sales........................................                ---           2,200,000               (100%)
                                                              -----------         -----------               -----

   TOTAL INTERIM ACTIVITIES...........................          1,796,000           4,919,000                (63%)
                                                              -----------         -----------               -----

   TOTAL RESOURCE REVENUES............................        $15,331,000         $11,053,000                 39%
                                                              ===========         ===========               =====

REVENUES AS A PERCENTAGE OF TOTAL RESOURCE REVENUES:
   Ongoing operations.................................                 88%                 55%
   Interim activities.................................                 12%                 45%
                                                              -----------         -----------

   Total resource revenues............................                100%                100%
                                                              ===========         ===========

  Resource Revenues. Total resource revenues for 1996 were $15,331,000, compared to $11,053,000 for 1995. Revenues from ongoing operations increased 121% during the year to $13,535,000 from $6,134,000 in 1995, while revenues from interim activities declined 63% to $1,796,000 from $4,919,000 in 1995. Revenues from ongoing operations as a percentage of total revenues increased to 88% in 1996 from 55% in 1995; however, excluding both the Mill Site land sale in 1996 and the gain on sale of water rights to CSI in 1995, ongoing operations represented 80% and 69% of total revenues in 1996 and 1995, respectively.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $4,505,000 during 1996 compared to $4,974,000 for 1995. The 9% decrease in water revenues during the year reflects: (a) a reduction affecting all parties under the Colton/Rialto Basin judgment, in the amount of water that Cucamonga (through Fontana Union) can draw from the Colton/Rialto Basin due to low water levels ($269,000); and (b) a likely non-recurring reduction in the Chino Basin agricultural pool transfer relating to increased agricultural usage and the overstatement of estimates in prior years ($201,000). As previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts actually received from Cucamonga. The total amount of lease payments in dispute as of December 31, 1996 was approximately $748,000. In addition, MWD has stated that it may further refine its rate structure in the near future.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

from April 1, 1996 ($889,000). The Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996.

  Mill Site land sale revenues represent the sale of approximately 54.2 net acres of the Mill Site Property, known as the Speedway Business Park, to PMI for $5.0 million in cash and approximately $8.35 million, or 254,298 shares, of PMI common stock. The transaction closed in December 1996. As a result of the transaction, Kaiser increased its ownership of PMI to 1,627,923 shares or approximately 12.29%.

  Interim Activities. Revenues from interim activities for 1996 were $1,796,000 compared to $4,919,000 for 1995. As noted above, the 63% decrease in revenues from interim activities in 1996 is primarily attributable to the non-recurring $2.2 million gain on the sale of water rights to CSI recorded in 1995; lower slag and scrap revenues ($156,000); sewer service revenues under the amended Services Agreement with CSI ($185,000) and lower miscellaneous revenues ($347,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for 1996 declined to $3,229,000 from $3,737,000 in 1995. Operations and maintenance costs for 1996 were $1,092,000 compared to $1,496,000 for 1995. The 27%
decrease in 1996 operations and maintenance costs was primarily due to lower expenses associated with the reduced levels of services being provided to CSI and lower property taxes associated with the portion of the Mill Site Property that was contributed to PMI for the development of the TCS. Administrative support expenses for 1996 decreased 3% to $2,137,000 from $2,241,000 for 1995. The decrease was primarily due to lower outside professional costs and lower depreciation expense.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for 1996 decreased 9% to $3,837,000 from $4,201,000 for 1995. The decrease was due primarily to savings realized as a result of the departure of the Company's prior President & CEO at the end of 1995, and the subsequent management realignment.

  Net Interest Expense. Net interest expense for 1996 was $819,000 compared to $665,000 in 1995. The increase was due primarily to the accelerated amortization of deferred loan fees associated with the Union Bank credit facility being offset by the capitalization of interest expense associated with the development of certain parcels of the Mill Site Property and higher interest income.

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

  Net Income. For 1996, the Company reported net income of $2,569,000, or $.24 per share, an 84% increase from the $1,394,000, or $.13 per share, reported for 1995.

                         SECTION 2:  FINANCIAL POSITION

  Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $4,152,000 to $4,330,000 at December 31, 1997 from $8,482,000 at December 31, 1996.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Included in cash and cash equivalents is $1,984,000 and $1,766,000 held solely for the benefit of MRC at December 31, 1997 and 1996, respectively. The decrease in cash and cash equivalents is due primarily to the $7,174,000 in capital expenditures and $1,496,000 in environmental remediation, incurred in 1997 being offset by: (a) $1,500,000 in cash from the sale of the 15.7 acres of the Mill Site Property to McLeod Properties Fontana LLC (Budway Enterprises); (b) $1,000,000 of net new borrowings under the Union Bank credit facility; (c) $1,260,000 of equity funds contributed by the minority owners of MRC; and (d) the collection of $865,000 of outstanding accounts receivable.

  Working Capital. During 1997, current assets decreased $4,539,000 to $7,279,000 while current liabilities decreased $1,094,000 to $11,964,000. The decrease in current assets resulted primarily from the $4,152,000 decrease in cash and cash equivalents, plus a $797,000 decline in accounts receivable due primarily to the receipt of reimbursable expenses from PMI, partially offset by an increase in the current portion of the note receivable ($410,000) from the Mill Site land sale to McLeod properties. The decrease in current liabilities resulted primarily from a decrease in capital spending at the Mill Site during the 4/th/ quarter of 1997. Included in current liabilities for 1997 is $885,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during 1997 by $3,445,000 to a negative $4,685,000 at December 31, 1997.

  Real Estate. Real Estate decreased $2,952,000 during 1997 due to: (a) the closing of the Company's restructured joint venture with Burrtec Waste Industries for the West Valley MRF and the resulting contribution of 23 acres of land for WVMRF ($2,199,000); and (b) the sale of 15.7 acres of land to McLeod Properties, Fontana, LLC ($2,225,000). These reductions were partially offset by capital expenditures ($1,472,000) related to continue redevelopment of the Mill Site properties.

  Investments. There was a $6,503,000 increase in the Company's investments in PMI and WVMRF during 1997. The Company's increased investment in PMI ($5,018,000) is a result of PMI's stock issuance related to its acquisition of a majority of the common stock of North Carolina Motor Speedway Inc. ("NCMS") in May 1997 ($3,128,000) and the Company's recording of its equity share of PMI's 1997 earnings ($1,840,000). In regard to the $3,128,000 increase in Kaiser's investment in PMI relating to its stock issuance for NCMS, the Company also recorded corresponding increases in deferred income taxes and stockholders equity of approximately $191,000 and $2,937,000, respectively. The increase in the investment in WVMRF ($1,485,000) is due to Kaiser's contribution of the land for the joint venture ($2,199,000) being partially offset by expense reimbursements from the joint venture ($714,000).

  Other Assets. The increase in other assets ($5,918,000) is primarily related to: a) capitalized landfill permitting and development costs incurred by MRC ($3,962,000); b) recording of the long term portion of the note receivable associated with the Mill Site (Napa Lot) land sale ($860,000); c) railroad and sewer plant improvements at the Mill Site ($1,213,000); and an increase in deferred loan fees ($242,000). These increases were partially offset by an increase in accumulated depreciation as of December 31, 1997 ($359,000).

  Environmental Remediation. As is discussed extensively in Part I, "Property Redevelopment, Mill Site Environmental", the Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $20 million and $31 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected. In order to provide better information regarding these future remediation and other environmental costs, the Company elected, in 1996, to restate its balance sheets to show as a separate liability rather than, as previously, an offset to land, the amount of future environmental related costs reflected in its financial statements. The restatement reflects the

                     KAISER VENTURES INC. AND SUBSIDIARIES


original $34.7 million remediation adjustment to land; the $6.6 million groundwater remediation reserve recorded in 1988 when the Company emerged from bankruptcy as the reorganized successor of KSC; and the net $12.5 million in environmental insurance litigation settlement proceeds received in 1995 being offset by approximately $23.1 million in remediation and other environmental costs expended through December 31, 1997. The Company's decision to restate its balance sheet is based upon, among other things, the more extensive investigation and remediation activities that have been pursued over the past three years and the Company's ability to better estimate the probable range of future remediation and other environmental costs.

  As of December 31, 1997, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet were approximately $30.7 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $32.2 million as of December 31, 1996. The decrease is a result of the $1.5 million in remediation and other environmental costs incurred in 1997 on the Mill Site property.

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

  Long-term Debt. Of December 31, 1997, the Company had $8,982,000 in long-term debt comprised of $4,982,000 of debt issued as part of the purchase of properties from the Lusk Joint Ventures in July 1994 and $4,000,000 borrowed under the $30,000,000 revolving-to-term credit facility with Union Bank. The Lusk debt has been classified as long-term debt due to the Company's intent and ability to refinance the obligation on a long-term basis utilizing the Union Bank revolving-to-term credit facility.

  Long-term Liabilities. The $872,000 decrease in other long-term liabilities is primarily due to the reduction of the environmental remediation liability as a result of: a) $1,496,000 in environmental remediation undertaken during 1997 and b) a reclassification of $297,000 from long term into current environmental remediation. These reductions were partially offset by the recording of the deferred gain on the sale of real estate ($656,000) and the increases in deferred tax liability discussed above ($265,000).

  Minority Interest and Other Liabilities. As of December 31, 1997, the Company has recorded $2,878,000 of minority interest relating to MRC in which the Company had approximately a 73% equity interest.

  Contingent Liabilities. The Company has contingent liabilities more fully described in the notes to the financial statements.

  Impact of the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Based on a recent assessment, the Company determined that all of the software currently in use on its computer system will properly utilize dates beyond December 31, 1999. The Company has determined that it has no exposure to contingencies related to the Year 2000 Issue for the services it has sold.

  The Company has initiated informal communications with all of its significant business associates to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company believes that the failure of its customers to convert their computer systems to be compliant with the Year 2000 Issue will not have a material effect on the Company.

                          SECTION 3:  BUSINESS OUTLOOK

  The statements contained in this Business Outlook are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this 10-K Report, these statements are forward-looking and, therefore, actual results may differ materially.

  On-Going Operations. As noted above, the Company's revenues from ongoing operations are generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year take-or-pay lease with Cucamonga and the 11.51% equity ownership in PMI, are essentially complete and the Company is recognizing significant revenues and income from these investments. The Company expects revenues from these projects and investments to increase moderately over time as certain key economic factors impacting these projects and investments increase. In addition, the Company continues to evaluate these completed projects and investments in light of how to best provide maximum value to its shareholders.

  In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (the "Lease Rate") upon which the lease payments are calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of nearly 8.6% per year during the past 25 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at less than 5.0% per year for the next 2-4 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. In March 1998, the San Bernardino Superior Court ruled that the Lease Rate had been discontinued as of July 1, 1995. Thus, the parties are required to negotiate in good faith a substitute Lease Rate. If parties are unable to negotiate a substitute Lease Rate, the matter is referred to arbitration for resolution.

  In regard to the Company's 11.51% investment in PMI, the most significant factors affecting the Company's future equity income from PMI will be the increased revenues and net income generated by PMI from the expansion of its professional motorsports operations. Critical to this expansion will be the continued success of TCS that is on land acquired from the Company. The continued success of TCS, coupled with the results of the other major racing events schedule for PMI's MIS, Nazareth, North Caroline and Homestead speedways and PMI's other motorsports related operations, will determine the amount of income from equity method investments the Company reports in the future.

  The Company is also spending a significant amount of capital in the continued development of its two other major project and investment opportunities: the redevelopment of approximately 496 acres (gross) of the Company's Mill Site Property and the re-permitting of the Eagle Mountain Landfill by MRC, the Company's 73% owned subsidiary. If it is successful in completing the development of these

                     KAISER VENTURES INC. AND SUBSIDIARIES


two projects as planned, the Company expects to generate significant future revenues and net income from them. However, as is noted elsewhere in this Report, there are also numerous risks associated with the redevelopment of the remaining Mill Site Property and completing the re-permitting of the Eagle Mountain Landfill that could materially impact the Company's future revenues and net income from these projects.

  In regard to the redevelopment of approximately 445 acres (gross) of the Mill Site Property, the Company is currently undertaking efforts to obtain the entitlement and permits necessary for a variety of possible commercial, industrial and recreational uses. These efforts, which will continue throughout 1998, include the approval of possible changes that would alter and improve the existing access to portions of the Mill Site Property. In support of these efforts, the Company expects to spend, in 1998, up to approximately $6.1 million for required environmental remediation and approximately $1.5 million for real estate entitlement and improvement expenditures. The $6.1 million to be spent in 1998 for required environmental remediation is a component of the $20-31 million estimate to complete all remaining required remediation for the Mill Site Property. In addition, substantial capital expenditures beyond the $1.5 million projected for 1998 will be required to complete the necessary on-site and off-site improvements for the redevelopment of remaining Mill Site property.

  Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company has, to date, continued to make investments in MRC. Through a series of private placements with existing MRC shareholders, from July 1995 through December 31, 1997, a total of $10.8 million has been raised by MRC, with Kaiser contributing approximately $8.1 million of that amount. Due to the uncertainty associated with the Landfill Project, the Company is evaluating its continuing investment in MRC. In this regard, the Company has agreed to advance funds to MRC for a limited period in 1998 pending the Company's determination, in light of the San Diego County Superior Court's recent ruling, of what course of action to pursue with regard to the Landfill Project. It is anticipated that the initial 1998 advance will total up to approximately $900,000 and that the Company may invest additional funds in MRC during 1998 depending upon what course of action the Company may ultimately decide to pursue.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) amounts available under its $30,000,000 revolving-to-term credit facility (less $4,850,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue to fund the development of its long-term projects and investments. As was discussed in more detail above, the Company expects to commit, in 1998, a total of approximately $8 million for capital projects and investments. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, partnerships, joint venture arrangements, additional equity or the sales or monetization of assets.

  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at December 31, 1997, are estimated to be approximately $113 million for federal purposes and $2.4 million for California purposes. The federal NOLs expire in varying amounts over a period from year 2000 to 2010 while the California NOLs expire from 2000 through 2002.

                     KAISER VENTURES INC. AND SUBSIDIARIES


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

      Not Applicable.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this item is incorporated by reference from the Executive Compensation Section of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), a definitive copy of which will be filed within 120 days of December 31, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference from the Executive Compensation Section of the 1998 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  Information required by this item is incorporated by reference from the Security Ownership of Principal Shareholders and Management Section of the 1998 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is incorporated by reference from the 1998 Proxy Statement.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K



(a) The following financial statements and financial schedules are filed as a part of this report:

     (1)            Financial Statements                                         Page
                    --------------------                                         ----
                    Report of Independent Auditors ...............................  64

                    Consolidated Balance Sheets ..................................  65

                    Consolidated Statements of Income ............................  67

                    Consolidated Statements of Cash Flows ........................  68

                    Consolidated Statements of Changes in Stockholders' Equity ...  69

                    Notes to Consolidated Financial Statements ...................  70

     (2)            Financial Statement Schedules
                    -----------------------------

                    II        Valuation and Qualifying Accounts and Reserves .....  92

  All other schedules are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

(b)  Reports on Form 8-K.

     The following reports on Form 8-K have been filed during the last quarter of the period covered by this Form 10-K Report to the date of this report.

         None.

(c)  Exhibits.  The following exhibits are filed as part of this Form 10-K:

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX


(*  INDICATES COMPENSATION PLAN, CONTRACT OR ARRANGEMENT)

 EXHIBIT
 NUMBER                                       DOCUMENT DESCRIPTION
----------      ----------------------------------------------------------------------------
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

                     KAISER VENTURES INC. AND SUBSIDIARIES

 EXHIBIT
 NUMBER                                       DOCUMENT DESCRIPTION
----------      ---------------------------------------------------------------------------------
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

   10.1.4       Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain,
                Inc. and Mine Reclamation Corporation incorporated by reference from Exhibit
                10.1.4 of the Company's Form 10-K Report for the year ended December 31, 1995.

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

   10.1.7       Indemnification Agreement dated September 9, 1997 among Riverside County, Mine
                Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation,
                Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of the
                Company's Form 10-Q Report for the period ended September 30, 1997.

   10.1.8       Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain,
                Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of the Company's Form 10-Q Report for the period ended September 30, 1997.

                     KAISER VENTURES INC. AND SUBSIDIARIES

 EXHIBIT
 NUMBER                                       DOCUMENT DESCRIPTION
----------      ---------------------------------------------------------------------------------
   10.2         Dissolution Agreement among Lusk-Kaiser Fontana Joint Venture, Kaiser Steel
                Resources, Inc., The Lusk Company, Service Mortgage Company and Lusk Ontario
                Industrial Partners II, effective September 30, 1992, incorporated by reference from Exhibit 10.2.4 of the Company's Form S-2 (Registration No. 33-56234).

   10.2.1       Dissolution Agreement among Lusk-Kaiser West End Joint Venture, Kaiser Resources
                Inc., The Lusk Company, Service Mortgage Company and Lusk-Ontario Industrial
                Partners II, dated July 31, 1994, incorporated by reference from Exhibit 10.2.7 of the Company's Form 10-K Report for the year ended December 31, 1994.

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

   10.3.3       Third Amendment to Eagle Mountain Lease between Management and Training
                Corporation and Kaiser Steel Resources, Inc. dated November 16, 1997.

   10.4*        Amended and Restated Employment Agreement between Kaiser Ventures Inc. and
                Richard E. Stoddard, dated effective January 15, 1998.

   10.5*        Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett, dated effective January 15, 1998.

                     KAISER VENTURES INC. AND SUBSIDIARIES

 EXHIBIT
 NUMBER                                       DOCUMENT DESCRIPTION
----------      ---------------------------------------------------------------------------------
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

   10.9*        Employment Agreement between Kaiser Ventures Inc. and Anthony Silva dated effective January 15, 1998.

   10.10*       Employment Agreement between Kaiser Ventures Inc. and James F. Verhey, dated effective June 17, 1996 incorporated by reference from the Company's Form 10-Q
                Report for the quarter ended June 30, 1996.

   10.10*       First Amendment to Employment Agreement dated effective January 15, 1998 between
                Kaiser Ventures Inc and James F. Verhey.

   10.11        Lease Agreement between American Trading Estate Properties, Landlord and Kaiser
                Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from
                Exhibit 10.8 of the Company's Form 10-K Report for the year ended 1994.

   10.12        Environmental Agreement, State of California, Health and Welfare Agency,
                Department of Health Services, Consent Order Health and Safety Code Sections
                205, 25355.1(a)(B), 25355.5(a)(C), dated August 22, 1988, incorporated by reference from Exhibit 10.14 of the Company's Form 10-K Report for the year ended December 31, 1988.

   10.12.1      Amendment to Consent Order dated August 22, 1998 issued by the State Department of Health Services to Kaiser Steel Corporation is issued as of November 13, 1997 by the California Environmental Protection Agency.

   10.13        Environmental Agreement, California Regional Water Quality Control Board, Santa
                Ana Region, Cleanup and Abatement Order No. 87-121, dated August 26, 1987, incorporated by reference from Exhibit 10.15 of the Company's Form 10-K Report for the year ended December 31, 1988.

   10.13.1      Environmental Agreement, California Regional Water Quality Control Board, Santa
                Ana Region, Cleanup and Abatement Order No. 91-40, dated March 11, 1991, incorporated by reference from Exhibit 10.11.1 of the Company's Form S-2
                (Registration No. 33-56234).

                     KAISER VENTURES INC. AND SUBSIDIARIES

  EXHIBIT
  NUMBER                                        DOCUMENT DESCRIPTION
-----------      --------------------------------------------------------------------------------

   10.13.2       Settlement Agreement between Kaiser Resources Inc. and California Regional
                 Water Quality Control Board, Santa Ana Region, dated October 21, 1993, incorporated by reference from Exhibit 10.11.2 of the Company's Form 10-K
                 Report for the year ended December 31, 1993.

   10.14         Lease of Corporate shares of Fontana Union Water Company coupled with
                 Irrevocable Proxy between Kaiser Resources Inc. and Cucamonga County Water
                 District dated July 1, 1993, incorporated by reference from Exhibit 1 to Form
                 10-Q dated June 30, 1993.

   10.15         Assignment from Kaiser Steel Resources, Inc. to KSC Recovery, Inc., dated
                 December 29, 1989, incorporated by reference from Exhibit 10.20 of the
                 Company's Form 10-K Report for the year ended December 31, 1989.

   10.16*        Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan,
                 incorporated by reference from the Company's Proxy Statement for the Special
                 Meeting of Stockholders held on October 2, 1990.

   10.17*        Kaiser Steel Resources, Inc. 1992 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.16 of the Company's Form S-2 (Registration No.
                 33-56234).

   10.18*        Kaiser Ventures Inc. 1995 Stock Plan incorporated by reference from Exhibit
                 10.15 of the Company's 10-K Report for the year ended December 31, 1995.

   10.18.1*      First Amendment to Kaiser Ventures Inc. 1995 Stock Option Plan incorporated by reference from Exhibit 4.1.1 of the Company's Form S-8 Registration Statement
                 (Registration No. 333-17843).

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

EXHIBIT
 NUMBER                                       DOCUMENT DESCRIPTION
----------      ---------------------------------------------------------------------------------
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

                     KAISER VENTURES INC. AND SUBSIDIARIES

EXHIBIT
 NUMBER                                       DOCUMENT DESCRIPTION
----------      ---------------------------------------------------------------------------------
   10.28        Conditional Demand Registration Report Agreement between Penske Motorsports,
                Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.28 of the Company's Form 10-K Report for the year ended December 31, 1996.

   10.29        Revolving Credit and Term Loan Agreement between Fontana Water Resources, Inc.
                and Union Bank, dated September 30, 1994, (Excluding the exhibits), incorporated by reference from Exhibit 10.21 of the Company's Form 10-K Report for the year ended December 31, 1994.

   10.29.1      First Amendment of Credit and Term Loan Agreement between Fontana Water
                Resources, Inc. and Union Bank, dated January 30, 1997, incorporated by reference from Exhibit 10.29.1 of the Company's Form 10-K Report for the year ended December 31, 1996.

   10.29.2      Guaranty executed by Kaiser Resources Inc. in favor of Union Bank, dated
                September 30, 1994, incorporated by reference from Exhibit 10.21.1 of the
                Company's Form 10-K Report for the year ended December 31, 1994.

   10.29.3      First Amendment to Guaranty by Kaiser Ventures Inc. in favor of Union Bank dated
                June 30, 1997 incorporated by reference from Exhibit 10.29.3 of the Company's
                10-K Report for the year ended December 31, 1996.

   10.29.4      First Amendment to Pledge and Security Agreement; Second Amendment to Guaranty;
                First Amendment to Stock Pledge Agreement; and Guarantor Consent by Kaiser
                Ventures Inc. in favor of Union Bank dated August 14, 1997.

   10.29.5      Second Modification of Deed of Trust and Assignment of Leases and Rents dated as of August 14, 1997 by Fontana Water Resources, Inc. and Union Bank of California.

   10.29.6      Second Amendment to Revolving Credit and Term Loan Agreement dated August 14,
                1997 by Fontana Water Resources, Inc. and Union Bank of California.

   10.31        Settlement Agreement among Kaiser Resources Inc., KSC Recovery, Inc., Kaiser
                Coal Corporation, the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan
                dated December 1, 1994, incorporated by reference from Exhibit 10.22 of the
                Company's 10-K Report for the year ended December 31, 1994.

   10.32        Promissory Note of McLeod Properties, Fontana LLC, dated September 30, 1997 payable to the order of Kaiser Ventures Inc., incorporated by reference from
                Exhibit 10.3 of the Company's 10-Q Report for the period ended September 30,
                1997.

                     KAISER VENTURES INC. AND SUBSIDIARIES

EXHIBIT
 NUMBER                                       DOCUMENT DESCRIPTION
----------      ---------------------------------------------------------------------------------
   10.32.1      Guaranty Agreement of Budway Enterprises, Inc. and V.M. McLeod dated September
                30, 1997, incorporated by reference from Exhibit 10.3.1 of the Company's 10-Q
                Report for the period ended September 30, 1997.

   10.32.2      Subordinated Deed of Trust, Assignment of Leases and Rents and Security
                Agreement dated September 30, 1997 given by McLeod Properties, Fontana LLC for the benefit of the Kaiser Ventures Inc., incorporated by reference from Exhibit
                10.3.2 of the Company's 10-Q Report for the period ended September 30, 1997.

   10.33        Members Operating Agreement dated June 19, 1997 between Kaiser Recycling
                Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of the Company's 10-Q Report for the period ended
                June 30, 1997.

   10.33.1      Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June
                19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from
                Exhibit 10.1.1 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.34        Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and
                California Pollution Control Financing Authority, incorporated by reference from
                Exhibit 10.2 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.34.1      Indenture Agreement dated as of June 1, 1997 between California Pollution
                Control Financing Authority and BNY Western Trust Company for the benefit of
                $9,500,000 California Pollution Control Financing Authority Variable Rate Demand
                Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A,
                incorporated by reference from Exhibit 10.2.1 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.35        Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000
                California Pollution Control Financing Authority Variable Rate Demand Stock
                Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A,
                incorporated by reference from Exhibit 10.3 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.36        Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of the Company's 10-Q Report for the period ended June 30, 1997.

                     KAISER VENTURES INC. AND SUBSIDIARIES

EXHIBIT
 NUMBER                                       DOCUMENT DESCRIPTION
--------        -----------------------------------------------------------------------------------
   10.36.1      Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser
                Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of
                California, N.A., incorporated by reference from Exhibit 10.4.1 of the Company's
                10-Q Report for the period ended June 30, 1997.

   10.37        Environmental Compliance Agreement dated as of June 19, 1997 between West Valley
                MRF, LLC and Union Bank of California, N.A., incorporated by reference from
                Exhibit 10.5 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.37.1      Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser
                Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of
                California, N.A., incorporated by reference from Exhibit 10.5.1 of the Company's
                10-Q Report for the period ended June 30, 1997.

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


   Date:  March 31, 1998


                              KAISER VENTURES INC.



                              By:   /s/ Richard E. Stoddard
                              -----------------------------------------
                              Name:  Richard E. Stoddard
                              -----------------------------------------
                              Title: President, Chief Executive Officer
                              -------------------------------------------
                                     and Chairman of the Board
                              ------------------------------------------



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              (Power of Attorney)

                     KAISER VENTURES INC. AND SUBSIDIARIES


   Each person whose signature appears below constitutes and appoints RICHARD E. STODDARD and JAMES F. VERHEY as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

                SIGNATURE                                TITLE                        DATE
                ---------                                -----                        ----
1.  Principal Executive Officer

    /s/ Richard E. Stoddard                 President, Chief Executive            March 31, 1998
    -------------------------
    Richard E. Stoddard                     Officer and Chairman of the
                                            Board

2.  Principal Financial and
    Accounting Officer

    /s/ James F. Verhey                     Executive Vice President              March 31, 1998
    --------------------------
    James F. Verhey                         Finance and Chief Finance
                                            Officer

                 SIGNATURE                            TITLE                     DATE
                 ---------                            -----                     ----
4.  Directors

    /s/ Ronald E. Bitonti                             Director              March 31, 1998
    --------------------------------------------
    Ronald E. Bitonti

    /s/ Todd G. Cole                                  Director              March 31, 1998
    --------------------------------------------
    Todd G. Cole

    /s/ Gerald A. Fawcett                          Vice Chairman            March 31, 1998
    --------------------------------------------
    Gerald A. Fawcett

    /s/ Reynold C. MacDonald                          Director              March 31, 1998
    --------------------------------------------
    Reynold C. MacDonald

    /s/ William J. Morgan                             Director              March 31, 1998
    --------------------------------------------
    William J. Morgan

    /s/ Charles E. Packard                            Director              March 31, 1998
    --------------------------------------------
    Charles E. Packard

    /s/ Thomas S. Rabone                              Director              March 31, 1998
    --------------------------------------------
    Thomas S. Rabone

    /s/ Lyle B. Stevenson                             Director              March 31, 1998
    --------------------------------------------
    Lyle B. Stevenson

    /s/ Marshall F. Wallach                           Director              March 31, 1998
    --------------------------------------------
    Marshall F. Wallach

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------



Board of Directors
Kaiser Ventures Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheets of Kaiser Ventures Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP



Riverside, California
January 20, 1998

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31

                                                                      1997                        1996
                                                                  -------------               ------------
ASSETS

Current Assets
   Cash and cash equivalents...............................        $  4,330,000               $  8,482,000
   Accounts receivable and other, net of allowance for
       doubtful accounts of $1,535,000 and $1,034,000,
       respectively........................................           2,539,000                  3,336,000
   Note receivable.........................................             410,000                        ---
                                                                   ------------               ------------

                                                                      7,279,000                 11,818,000
                                                                   ------------               ------------

Investment in common stock of Penske Motorsports, Inc......          43,881,000                 38,863,000
                                                                   ------------               ------------

Investment in Fontana Union Water Company..................          16,108,000                 16,108,000
                                                                   ------------               ------------

Investment in West Valley MRF..............................           2,509,000                  1,024,000
                                                                   ------------               ------------

Real Estate
   Land and improvements...................................          15,621,000                 15,554,000
   Real estate in development..............................          40,094,000                 43,113,000
                                                                   ------------               ------------

                                                                     55,715,000                 58,667,000
                                                                   ------------               ------------

Other Assets
   Note Receivable.........................................             860,000                        ---
   Landfill permitting and development.....................           9,607,000                  5,645,000
   Buildings and equipment (net)...........................           3,064,000                  2,210,000
   Other assets............................................             242,000                        ---
                                                                   ------------               ------------

                                                                     13,773,000                  7,855,000
                                                                   ------------               ------------

Total Assets...............................................        $139,265,000               $134,335,000
                                                                   ============               ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31

                                                                      1997                      1996
                                                                   ------------              ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable.......................................         $  1,479,000              $  2,936,000
   Accrued liabilities....................................            4,311,000                 4,125,000
   Current portion of long-term debt......................              120,000                   240,000
   Environmental remediation..............................            6,054,000                 5,757,000
                                                                   ------------              ------------

                                                                     11,964,000                13,058,000
                                                                   ------------              ------------

Long-term Liabilities
   Deferred gain on sale of real estate...................              656,000                       ---
   Accrued liabilities....................................            1,685,000                 1,685,000
   Deferred tax liabilities...............................            2,223,000                 1,958,000
   Long-term debt.........................................            8,982,000                 8,102,000
   Environmental remediation..............................           24,673,000                26,466,000
                                                                   ------------              ------------

                                                                     38,219,000                38,211,000
                                                                   ------------              ------------

Total Liabilities.........................................           50,183,000                51,269,000
                                                                   ------------              ------------

Minority Interest.........................................            2,878,000                 1,618,000
                                                                   ------------              ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
       13,333,333 shares; issued and outstanding
       10,591,240 and 10,488,114 respectively.............              318,000                   315,000
   Capital in excess of par value.........................           74,342,000                70,437,000
   Retained earnings since November 15, 1988..............           11,544,000                10,696,000
                                                                   ------------              ------------

Total Stockholders' Equity................................           86,204,000                81,448,000
                                                                   ------------              ------------

Total Liabilities and Stockholders' Equity................         $139,265,000              $134,335,000
                                                                   ============              ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31

                                                                         1997         1996         1995
                                                                      -----------  -----------  -----------
RESOURCE REVENUES
  Ongoing Operations
       Water resource...............................................  $ 5,143,000  $ 4,505,000  $ 4,974,000
       Property redevelopment.......................................    1,213,000    1,120,000      998,000
       Income from equity method investments........................    2,003,000    1,539,000      162,000
       Mill Site land sale..........................................          ---    6,371,000          ---
                                                                      -----------  -----------  -----------

          Total ongoing operations..................................    8,359,000   13,535,000    6,134,000
                                                                      -----------  -----------  -----------

  Interim Activities
       Lease, service and other.....................................    1,647,000    1,796,000    2,719,000
       Asset sales..................................................          ---          ---    2,200,000
                                                                      -----------  -----------  -----------

          Total interim activities..................................    1,647,000    1,796,000    4,919,000
                                                                      -----------  -----------  -----------

          Total resource revenues...................................   10,006,000   15,331,000   11,053,000
                                                                      -----------  -----------  -----------

RESOURCE OPERATING COSTS
  Operations and maintenance........................................    1,311,000    1,092,000    1,496,000
  Administrative support expenses...................................    2,343,000    2,137,000    2,241,000
                                                                      -----------  -----------  -----------

       Total resource operating costs...............................    3,654,000    3,229,000    3,737,000
                                                                      -----------  -----------  -----------

INCOME FROM RESOURCES...............................................    6,352,000   12,102,000    7,316,000

  Corporate general and administrative expenses.....................    4,161,000    3,837,000    4,201,000
                                                                      -----------  -----------  -----------

Income from Operations..............................................    2,191,000    8,265,000    3,115,000

  Net interest expense..............................................      672,000      819,000      665,000
                                                                      -----------  -----------  -----------

INCOME BEFORE INCOME TAX PROVISION..................................    1,519,000    7,446,000    2,450,000

  Income tax provision
       Currently payable............................................       43,000       92,000          ---
       Deferred tax expense.........................................       74,000      840,000      721,000
       Deferred tax expense credited to equity......................      554,000    3,945,000      335,000
                                                                      -----------  -----------  -----------

NET INCOME..........................................................  $   848,000  $ 2,569,000  $ 1,394,000
                                                                      ===========  ===========  ===========

BASIC EARNINGS PER SHARE............................................         $.08         $.24         $.13
                                                                      ===========  ===========  ===========

DILUTED EARNINGS PER SHARE..........................................         $.08         $.24         $.13
                                                                      ===========  ===========  ===========

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.................   10,536,457   10,485,943   10,456,353

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...............   10,740,357   10,729,645   10,653,950

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED DECEMBER 31

                                                                     1997                1996                1995
                                                              ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income...............................................        $   848,000         $ 2,569,000         $ 1,394,000
   Provision for income tax which is credited to equity.....            554,000           3,945,000             335,000
   Equity income in Penske Motorsports, Inc.................         (1,840,000)           (889,000)                ---
   Deferred tax expense.....................................             74,000             840,000             721,000
   Depreciation and amortization............................            389,000             952,000             436,000
   Extraordinary loss.......................................                ---                 ---          (3,938,000)
   Gain on sale of Speedway Business Park...................                ---          (6,371,000)                ---
   Gain from the CSI Settlement.............................                ---                 ---          (2,200,000)
   Allowance for doubtful accounts..........................             13,000              36,000             258,000
   Changes in assets:
       Receivable and other.................................            865,000              77,000            (755,000)
   Changes in liabilities:
       Current liabilities..................................            684,000          (2,810,000)            798,000
       Long-term accrued liabilities........................                ---             306,000                 ---
                                                                    -----------         -----------         -----------

   Net cash flows from operating activities.................          1,587,000          (1,345,000)         (2,951,000)
                                                                    -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Minority interest and other liabilities..................          1,260,000             670,000           1,538,000
   Proceeds from the sale of Mill Site Real Estate..........          1,500,000           5,000,000                 ---
   Collection of note receivable............................            174,000                 ---                 ---
   Proceeds from the CSI Settlement.........................                ---           3,661,000                 ---
   Capital expenditures.....................................         (7,174,000)         (9,273,000)         (1,605,000)
 Environmental remediation expenditures.....................         (1,496,000)         (6,595,000)         (5,950,000)
   Environmental insurance proceeds (net)...................                ---           2,582,000          13,823,000
 Investment in Penske Motorsports, Inc......................                ---             232,000            (309,000)
 Other investments..........................................           (759,000)           (268,000)           (184,000)
   Short-term investments and marketable securities.........                ---                 ---           3,624,000
   Investment in Fontana Union Water Co.....................                ---                 ---             (62,000)
                                                                    -----------         -----------         -----------

 Net cash flows from investing activities...................         (6,495,000)         (3,991,000)         10,875,000
                                                                    -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock.................................            196,000             121,000             166,000
   Borrowings under revolver-to-term credit facility........          2,000,000           3,000,000                 ---
   Principal payments on revolver-to-term credit facility
    and note payable........................................         (1,240,000)           (240,000)           (358,000)

   Payment of loan fees                                                (200,000)                ---                 ---
                                                                    -----------         -----------         -----------

   Net cash flows from financing activities                             756,000           2,881,000            (192,000)
                                                                    -----------         -----------         -----------

NET CHANGES IN CASH AND CASH EQUIVALENTS                             (4,152,000)         (2,455,000)          7,732,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        8,482,000          10,937,000           3,205,000
                                                                    -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 4,330,000         $ 8,482,000         $10,937,000
                                                                    ===========         ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                          CAPITAL IN
                                               COMMON STOCK                EXCESS OF        RETAINED
                                  ------------------------------------
                                         SHARES            AMOUNT          PAR VALUE        EARNINGS           TOTAL
                                  ----------------------------------------------------------------------------------------
Balance at December 31, 1994......        10,437,362          $313,000      $59,756,000      $ 6,733,000       $66,802,000

   Provision for income tax,
  credited to equity..............               ---               ---          335,000              ---           335,000

      Issuance of shares of
  common stock....................            33,252             1,000          165,000              ---           166,000

   Net Income                                    ---               ---              ---        1,394,000         1,394,000
                                          ----------          --------      -----------      -----------       -----------

Balance at December 31, 1995              10,470,614           314,000       60,256,000        8,127,000        68,697,000
                                          ----------          --------      -----------      -----------       -----------

   Increase in investment in
   Penske Motorsports, Inc.
   due to public offering.........               ---               ---        6,116,000              ---         6,116,000

      Provision for income tax,
  credited to equity..............               ---               ---        3,945,000              ---         3,945,000

      Issuance of shares of
  common stock....................            17,500             1,000          120,000              ---           121,000

   Net Income                                    ---               ---              ---        2,569,000         2,569,000
                                          ----------          --------      -----------      -----------       -----------

Balance at December 31, 1996              10,488,114           315,000       70,437,000       10,696,000        81,448,000
                                          ----------          --------      -----------      -----------       -----------

   Increase in investment in
       Penske Motorsports, Inc.
 due to issuance of stock.........               ---               ---        2,937,000              ---         2,937,000

      Provision for income tax,
  credited to equity..............               ---               ---          554,000              ---           554,000

      Issuance of shares of
  common stock....................           103,126             3,000          414,000              ---           417,000

   Net Income                                    ---               ---              ---          848,000           848,000
                                          ----------          --------      -----------      -----------       -----------

Balance at December 31, 1997              10,591,240          $318,000      $74,342,000      $11,544,000       $86,204,000
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

  At December 31, 1997, the Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 11.51% interest in Penske Motorsports, Inc. ("PMI"), a public professional motorsports company that has developed the California Speedway ("TCS") on land acquired from the Company; (iii) approximately a 73% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (v) approximately 650 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property") which is currently undergoing redevelopment; and (vi) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the redevelopment of industrial and commercial parcels of land adjoining the California Speedway and the WVMRF.

  The Company's consolidated financial statements include the following significant entities: Fontana Water Resources, Inc., Kaiser Steel Land Development, Inc., Eagle Mountain Reclamation, Inc., Lake Tamarisk Development Corporation, Kaiser Eagle Mountain, Inc., Kaiser Recycling Corporation, and Mine Reclamation Corporation. See Note 2 below for additional information concerning the Company's subsidiaries.

ONGOING OPERATIONS

  The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga County Water District ("Cucamonga"). Property redevelopment revenues primarily reflect revenues from long-term development activities at the Mill Site property, including water and waste water treatment revenues; housing rental income, aggregate and rock sales, and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflect Kaiser's share of income related to those equity investments (i.e., PMI) and, starting in 1998, joint ventures (i.e., West Valley MRF) which the Company accounts for under the equity method.

INTERIM ACTIVITIES

  Revenues from interim activities are generated from various sources primarily related to the Mill Site Property. Significant components of interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities.


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

  Fontana Union Water Company ("Fontana Union"). The Company, through its wholly-owned subsidiary Fontana Water Resources, Inc. ("FWR"), owns 50.88% of Fontana Union, a mutual water company, which entitles the Company to its proportionate share of Fontana Union water. The Company has effectively transferred its control in Fontana Union to Cucamonga pursuant to a 102-year lease of its Fontana Union shares ("Cucamonga Lease") which the Company entered into in March 1989 and which was amended in 1989, 1992 and 1993. Therefore, Kaiser receives no direct benefit from nor has any direct exposure to the operations or financial performance of Fontana Union. Consequently, Kaiser's investment in Fontana Union is recorded on the cost method with revenues from the Cucamonga Lease being recorded on a current basis pursuant to the terms and conditions of the Lease. (See Note 4.)

  KSC Recovery, Inc. ("KSC Recovery"). The Company's wholly-owned subsidiary, KSC Recovery, Inc., which is governed and controlled by a Bankruptcy Court approved Plan of Reorganization, acts solely as an agent for KSC's former creditors in pursuing bankruptcy related adversary litigation and administration of the KSC bankruptcy estate. Kaiser exercises no significant control or influence over nor does Kaiser have any interest in the operations, assets or liabilities of KSC Recovery except as provided by the terms of the approved Plan of Reorganization. In addition, KSC Recovery's cash on hand and potential future recoveries funds all costs and expenses of KSC Recovery. It is anticipated that the bankruptcy estate of KSC Recovery expects to make all final distributions within the next 12 to 18 months. Consequently, activity of KSC Recovery is not included in Kaiser's financial statements; however, KSC Recovery is a member of the Kaiser consolidated group for tax purposes and is therefore, included in the consolidated tax return.

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid debt instruments purchased with original maturities of 90 days or less to be cash equivalents. The Company maintains its cash balances with high quality financial institutions and are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution.

REAL ESTATE

  In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FASB 121), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. There has been no requirement to record impairment losses on the Company's assets under FASB 121.

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

INVESTMENT IN WEST VALLEY MRF, LCC

  The Company accounts for its investment in West Valley MRF, LCC under the equity method of accounting because of the Company's 50% ownership interest.

DEFERRED COSTS

  Included in other assets are deferred loan fees of $1,036,000 (net of $794,000 of amortization) which were incurred in 1994 and 1997 and which are being amortized over the life of the related loan on a straight-line basis. Amortization of these deferred loan fees is included in net interest expense (income), and was $ 34,000, $666,000, and $77,000 for 1997, 1996 and 1995,
respectively. Acceleration of amortization of loan fees in 1996 was due to the renegotiation of the revolving-to-term credit facility.

BUILDINGS AND EQUIPMENT

  Buildings and equipment are stated on the cost basis. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.

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

EARNINGS PER SHARE

  In 1997, the FASB issued Statement No. 128, Earnings per Share (FASB 128). FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FASB 128 requirements.

STOCK OPTIONS

  The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and intends to continue to do so. (See Note 13.)

FINANCIAL STATEMENT RESTATEMENT AND RECLASSIFICATIONS

  The Company has reclassified certain amounts in its Consolidated Financial Statements for the years ended in 1995 and 1996 in order to conform with the 1997 presentation.

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

  Long-Term Debt. The carrying approximates fair value based on the current rates offered to the Company for debt of the same remaining maturities.

Note 3.   ACCOUNTS RECEIVABLE & OTHER


  Accounts receivable as of December 31 consisted of the following:

                                                                           1997                     1996
                                                                       -----------               -----------
     Cucamonga County Water District..........................         $ 2,877,000               $ 2,099,000
     Penske Motorsports, Inc..................................             157,000                   843,000
     Burrtec Waste Industries.................................                 ---                   461,000
     Other....................................................           1,040,000                   967,000
                                                                       -----------               -----------
                                                                         4,074,000                 4,370,000
     Allowance for doubtful accounts
        CCWD rate dispute (See Note 4)........................          (1,236,000)                 (748,000)
        Other.................................................            (299,000)                 (286,000)
                                                                       -----------               -----------
             Total............................................         $ 2,539,000               $ 3,336,000
                                                                       ===========               ===========

Note 4.   CUCAMONGA LEASE

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. In 1996, the Company instituted litigation against Cucamonga due to a dispute concerning the amount payable to the Company pursuant to the terms of the Cucamonga Lease. The dispute centered upon whether or not the lease rate in the Cucamonga Lease should be interpreted as the Company asserts to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. Alternatively, the Company asserted that the lease rate was discontinued as of July 1, 1995 requiring the parties to negotiate in good faith a substitute lease rate. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct lease rate, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts received. The total amount of lease payments in dispute as of December 31, 1997, is approximately $1,236,000 and is included in the allowance for doubtful accounts. See Note 21. "Subsequent Events" with regard to the court ruling on the lease rate dispute with Cucamonga.

Note 5.   INVESTMENT IN PENSKE MOTORSPORTS, INC.

  The Company, as of December 31, 1997, owns 1,627,923 shares, or approximately 11.51% of the common stock of PMI. As discussed in more detail below, the Company's ownership interest in PMI was acquired as a result of: (i) its contribution in November, 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which the California Speedway ("TCS") has been built; and (ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December, 1996. Kaiser recorded no gain or loss as a result of the November 1995 transaction discussed above since the value of the PMI stock that Kaiser received was equal to the book value of the land Kaiser contributed to PMI. PMI is traded on the NASDAQ National Market under the symbol "SPWY".

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

  In May 1997, the Company increased its equity investment in PMI by $3,128,000, as a result of PMI's issuance of stock related to its acquisition of a majority of the common stock of North Carolina Motor Speedway Inc. The Company also recorded corresponding increases in deferred income taxes and capital in excess of par value of approximately $191,000 and $2,937,000, respectively.

  In addition, due to the concentration of motorsport racing events between April and September, PMI's operations have been, and will continue to be, highly seasonal. As a result, the Company's reported share of undistributed equity in the earnings of PMI will likely be positive (income) in the second and third quarters and negative (loss) in the first and fourth quarters.

  PMI is a leading promoter and marketer of professional motorsports in the United States as well as an owner and operator of speedway facilities. PMI currently owns: (i) Michigan International Speedway, Inc. which owns and operates the Michigan Speedway, in Brooklyn, Michigan; (ii) The California Speedway Corporation, which owns and operates California Speedway near Los Angeles, California; (iii) Pennsylvania International Raceway, Inc. which owns and operates the Nazareth Motor Speedway in Nazareth, Pennsylvania; (iv) North Carolina Motor Speedway, Inc. which owns and operates the North Carolina Motor Speedway in Rockingham, North Carolina; (v) a forty-five percent (45%) interest in Homestead-Miami, LLC, the operator of the Metro-Dade Homestead Motorsports
Complex: in Dade County, Florida; (vi) Motorsports International Corp., a motorsports apparel and memorabilia company; and (vii) Competition Tire West, Inc. and Competition Tire South, Inc., distributors of Goodyear racing tires in the mid-west and southern regions of the United States.

  Total 1997 revenues for PMI, on a consolidated basis were $110 million with a net income of $16 million, or $1.19 per share. The Company's share of undistributed equity in the earnings of PMI for 1997, was $1,840,000 net of residual transaction expenses. Total 1996 revenues for PMI, on a consolidated basis were $55.2 million with a net income of $10.9 million, or $.90 per share. The Company's share of undistributed equity in the earnings of PMI for 1996, was $889,000 net of residual transaction expenses.

  The fair market value of the Company's 1,627,923 shares of PMI stock as of December 3, 1997 is approximately $41 million. The unaudited condensed balance sheets of PMI as of December 31, follow:

                                                                            1997                      1996
                                                                        ------------               ------------
     Current Assets............................................         $  9,238,000               $ 33,559,000
     Property and Equipment....................................          224,666,000                140,402,000
     Other Assets..............................................           57,510,000                 10,036,000
                                                                        ------------               ------------
        Total Assets...........................................         $291,414,000               $183,997,000
                                                                        ============               ============

     Current Liabilities.......................................         $ 39,713,000               $ 25,801,000
     Long-Term Debt............................................           47,278,000                  3,825,000
     Other Liabilities.........................................              738,000                        ---
     Deferred taxes............................................           13,036,000                  8,969,000
     Stockholders' Equity......................................          190,649,000                145,402,000
                                                                        ------------               ------------
        Total Liabilities and Stockholders' Equity.............         $291,414,000               $183,997,000
                                                                        ============               ============


Note 6.   INVESTMENT IN WEST VALLEY MRF, LLC

  The Company and Burrtec Waste Industries, Inc. ("Burrtec"), a privately-held company, completed their revised agreement for the development, construction and operation of the WVMRF, a municipal solid waste transfer and recovery facility. Effective June 19, 1997, Kaiser Recycling Corporation ("KRC") and West Valley Recycling & Transfer, Inc. ("WVRT"), Burrtec's wholly owned subsidiary, which are equal members of the newly created limited liability company, West Valley MRF, LLC, entered into a Members Operating Agreement which is substantially the equivalent of a joint venture agreement but for a limited liability company.
The construction and start up of the WVMRF was completed during December 1997.

  Pursuant to the terms of the Members Operating Agreement, KRC contributed approximately 23 acres of Mill Site property on which the WVMRF was constructed while WVRT contributed all of Burrtec's recycling business that was operated within Riverside County, thereby entitling WVMRF to receive all revenues generated from this business after the closing date.

  Most of the financing for the projected cost of the WVMRF of approximately $10,300,000, including reimbursement of most of the previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of $9,500,000 in California Pollution Control Financing Authority (the "Authority") Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A (the "Bonds"). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. ("Union Bank"). The Bonds have a stated maturity date of June 1, 2012, although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank, the Company and Burrtec are each liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC.

  The Company is accounting for its investment in West Valley MRF, LLC under the equity method.

  Gross revenues for the WVMRF from inception through December 31, 1997 amounted to $2.4 million. The Company's share of undistributed equity in the earnings of WVMRF was, however, immaterial. A condensed unaudited balance sheet of West Valley MRF, LLC as of December 31, 1997 follows:

                                                                         1997
                                                                         ----
          Current Assets........................................     $ 1,153,000
          Property and Equipment................................      11,015,000
          Other Assets..........................................         900,000
                                                                     -----------
             Total Assets.......................................     $13,068,000
                                                                     ===========

          Current Liabilities...................................     $ 1,547,000
          Other Liabilities.....................................         199,000
          CPCFA Bonds Payable...................................       8,562,000
          Stockholders' Equity..................................       2,760,000
                                                                     -----------
             Total Liabilities and Stockholders' Equity.........     $13,068,000
                                                                     ===========

Note 7.   MINE RECLAMATION CORPORATION

  As previously disclosed, the Company, in January, 1995, acquired a 70% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project. Concurrent with this acquisition, MRC and the Company amended the MRC Lease to terminate the minimum monthly rent payments by MRC to the Company. Consequently, the Company has not received any rent payments from MRC since 1994 nor will it in the future until commencement of operations at the Landfill Project. The transaction which was insignificant to the operating results, financial position and total assets of the Company has been treated as a purchase, and the assets acquired and liabilities assumed were recorded at their fair market values.

  Through a series of private placements with existing MRC shareholders, from July 1995 through December 31, 1997, a total of $10.8 million has been raised by MRC, with Kaiser contributing approximately $8.1 million of that amount. As a result of these equity fundings, the Company's ownership interest in MRC as of December 31, 1997 is approximately 73%.

  The environmental impact report ("EIR") received approvals from the Riverside County Planning Commission and Board of Supervisors in 1997. However, on February 17, 1998, Judge McConnell issued her final ruling with respect to the EIR, in which she found the EIR inadequate in two general areas: 1) the threatened desert tortoise; and 2) impacts to Joshua Tree National Park. The Company has agreed to advance funds to MRC for a limited period in 1998 pending the Company's determination, in light of Judge McConnell's recent ruling, of what course of action to pursue with regard to the Landfill Project. It is anticipated that the initial 1998 advance will total up to approximately $900,000 and that the Company may invest additional funds in MRC during 1998 depending upon what course of action the Company may ultimately decide to pursue.

  Depending upon the course of action ultimately selected by MRC and the Company, there could be a material adverse impact to the financial statements of the Company, including a possible write down of the Company's investment in MRC to the lower of cost or fair market value. A final decision on what course of action will be taken by MRC and the Company should be made by mid-1998.


Note 8.  NOTE RECEIVABLE

  As of December 1997, the Company has a note receivable from McLeod Properties, Fontana LLC in the amount of $1,270,000, of which $410,000 has been included in current assets and the balance, of $860,000, classified as long term. The note bears interest at 10% per annum with monthly payments of approximately $59,000 plus accrued interest through June 1998; thereafter quarterly payments of $25,000 plus accrued interest with the remaining balance due October 2004. The Company has agreed to subordinate its note receivable to a construction/permanent loan in order to facilitate the construction of a building on the property. (See Note 15, Sale of Mill Site Real Estate.)


Note 9.  BUILDINGS AND EQUIPMENT (Net)

  Buildings and equipment (net) as of December 31 consisted of the following:

                                                                        1997                   1996
                                                                        ----                   ----
  Buildings and structures.....................................      $ 2,076,000            $ 2,074,000
  Machinery and equipment......................................        2,834,000              1,621,000
                                                                     -----------            -----------
                                                                       4,910,000              3,695,000
  Accumulated depreciation.....................................       (1,846,000)            (1,485,000)
                                                                     -----------            -----------
     Total.....................................................      $ 3,064,000            $ 2,210,000
                                                                     ===========            ===========

Note 10.    ACCRUED LIABILITIES - CURRENT

  The current portion of accrued liabilities as of December 31 consisted of the following:

                                                                         1997                  1996
                                                                         ----                  ----
  Environmental insurance settlement costs.....................       $1,313,000            $1,313,000
  Compensation and related employee costs......................        1,008,000               956,000
  Other........................................................        1,990,000             1,856,000
                                                                      ----------            ----------
     Total.....................................................       $4,311,000            $4,125,000
                                                                      ==========            ==========

Note 11.  ENVIRONMENTAL REMEDIATION RESERVE

  The Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $20 million and $31 million, as determined on an undiscounted basis, depending both upon the ultimate extent of the environmental remediation and clean-up involved and upon which approved remediation alternatives are eventually selected. In order to improve the presentation regarding these future remediation and other environmental costs, the Company has elected to restate all balance sheet information presented to show, as a separate liability rather than as an offset to land, the amount of future remediation and other environmental costs reflected in its financial statements. The restatement reflects the amounts originally recognized when the Company emerged from bankruptcy comprised of a $34.7 million remediation adjustment to land and a $6.6 million groundwater remediation reserve and $12.5 million in environmental insurance litigation settlement proceeds received in 1995, reduced by approximately $23.1 million in remediation and other environmental costs expended through December 31, 1997. The Company's decision to restate its balance sheet information is based upon the more extensive investigation and remediation activities that have been pursued over the past two years and the Company's ability to better estimate the probable range of future remediation and other environmental costs.

  As of December 31, 1997, the total short-term and long-term environmental remediation liabilities reflected on the Company's balance sheet was approximately $30.7 million, which is the high end of the probable range of future remediation and other environmental costs. Below is a table showing the activity in the remediation liability accounts for the years ended December 31:

                                                      1997                   1996
                                                      ----                   ----
          Beginning Estimated Liability             $32,223,000            $39,411,000

           Remediation Costs Incurred                (1,496,000)            (7,188,000)
                                                    -----------            -----------

          Ending Estimated Liability                 30,727,000             32,223,000

           Less:  Current Portion                    (6,054,000)            (5,757,000)
                                                    -----------            -----------

          Long-term Portion                         $24,673,000            $26,466,000
                                                    ===========            ===========

  See Note 19, "Commitments and Contingencies" for further information.


Note 12.  LONG-TERM DEBT

  As of December 31, 1997, long-term debt consisted of a $5,102,000 note (which includes the current portion of $120,000) secured by a first trust deed issued to Bank of America as part of the Company's purchase of property from the Lusk Joint Ventures and $4,000,000 in borrowings under the Union Bank credit facility. The Bank of America note is payable in quarterly payments of $60,000 plus interest at the their prime rate plus 1.5% (10% at December 31, 1997) with all remaining principal and accrued and unpaid interest due and payable on July 28, 1998. The Lusk debt has been classified as long-term debt due to the Company's intent and ability to refinance the obligation on a long-term basis utilizing the Union Bank revolving-to-term facility.

  The Company, through FWR, had a 7-year, $30,000,000 revolving-to-term credit facility with Union Bank at floating interest rates and collateralized by the Company's shares of Fontana Union and the lease of those shares to Cucamonga.
At December 31, 1997, there was $4,000,000 outstanding under the credit facility. The borrowing base available under the credit facility is limited to the discounted present value of an eight-year projection of future payments under the Cucamonga Lease, as defined in the credit facility agreement. Under the borrowing base calculations, the maximum amount available was $25,150,000 as of December 31, 1997. The net available funds under the $30,000,000 revolving-to-term credit facility less $4,850,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property; $765,000 in two unused outstanding standby letters of credit; and $4,000,000 in outstanding loans was $20,385,000 as of December 31, 1997.

  Total interest expense incurred in 1997, 1996, and 1995 was $980,000, $743,000 and $728,000, respectively.


Note 13.  STOCKHOLDERS' EQUITY

EQUITY TRANSACTIONS

  During 1997, 1996 and 1995 the Company recorded transactions directly to stockholders' equity other than changes resulting from net income or equity transactions with shareholders. These transactions include deferred tax expense credited to equity due to the utilization of the Company's reorganization NOL carryforwards, and the increase in equity due to the Penske Motorsports, Inc. ("PMI"), Initial Public Offering in March 1996 and PMI's purchase of North Carolina Motor Speedway ("NCMS") in May 1997. These amounts for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                     1997             1996             1995
                                                ---------------  ---------------  --------------
  Deferred tax expense credited to equity            $  554,000      $ 3,945,000        $335,000
  Investment increase in Penske
    Motorsports, Inc..........................        2,937,000        6,116,000             ---
                                                     ----------      -----------        --------

                                                     $3,491,000      $10,061,000        $335,000
                                                     ==========      ===========        ========

COMMON STOCK OUTSTANDING

  At December 31, 1997 and 1996, Kaiser Ventures Inc. common stock has a par value of $0.03 and 13,333,333 authorized shares, of which 10,591,240 and 10,488,114 were outstanding, respectively.

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

STOCK OPTION AND STOCK GRANT PROGRAMS

  In October 1990, the Company's stockholders approved the Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan (the "1989 Stock Plan"). The 1989 Stock Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or deferred stock awards. Certain options granted under the 1989 Stock Plan are still outstanding. The Company incurred no compensation expense during 1997, 1996 and 1995.

  In June 1995, the Company's stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives. In June 1996, the 1995 Stock Plan was amended to reserve up to 859,102 shares for issuance upon exercise of stock options, grants of stock and other stock related incentives. As a result of the increase in the 1995 Stock Plan reserve, the Company had 859,102 reserved shares as of December 31, 1997. Grants are generally established at fair market value of the Company's common stock on the date of the grant and the exercise thereof may extend for up to 10 years with various vesting schedules.

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

  A summary of the status of the stock option grants under the Company's Stock Plans' as of December 31, 1997, 1996 and 1995 and activities during the years ending on those dates is presented below:

                                               1997                                1996                              1995
                                ---------------------------------  --------------------------------  ------------------------------
                                                 WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                     OPTIONS     EXERCISE PRICE        OPTIONS     EXERCISE PRICE       OPTIONS    EXERCISE PRICE
                                ---------------- ----------------  --------------- ----------------  ------------- ----------------
Outstanding at beginning of
   Year.......................         1,431,161           $11.35         809,661            $11.63        652,836         $13.00
Granted                                   44,000             8.05         639,000             10.87        182,000           5.93
Exercised                                 (4,000)            5.83         (17,500)             6.89        (17,801)          4.26
Forfeited                                    ---              ---             ---               ---         (7,374)         10.09
                                      ----------                       ----------                         --------

Outstanding at end of year             1,471,161           $11.28       1,431,161            $11.35        809,661         $11.63
                                      ==========                       ==========                         ========

Options exercisable at year
                                      ==========           $11.08         497,791            $11.29        425,916         $10.97
   end........................           676,987                       ==========                         ========
                                      ==========

Weighted-average fair value
   of options granted during
   the year...................             $1.55                       $     2.87                            $1.22

  The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                                               OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                      -----------------------------------         ----------------------------------------
                    WEIGHTED-AVERAGE
RANGE OF EXERCISE    REMAINING LIFE                      WEIGHTED-AVERAGE                               WEIGHTED-AVERAGE
     PRICES              (YEARS)           OPTIONS        EXERCISE PRICE               OPTIONS           EXERCISE PRICE
-----------------   ----------------  -----------------  ----------------         -----------------   --------------------
$3.00 to  7.50                   6.7            198,511              $ 5.71                  183,261                $ 5.71
$7.51 to 17.58                   6.9          1,272,650              $12.15                  493,726                $13.07

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

                                   1997             1996               1995
                                   ----             ----               ----
     Net Earnings
      As reported                $848,000        $2,569,000          $1,394,000
      Pro forma                  $263,000        $2,160,000          $1,249,000

     Earnings per share (Basic
     and Diluted)
       As reported               $   0.08        $     0.24          $     0.13
       Pro forma                 $   0.02        $     0.20          $     0.12

  The Company employed the Black-Scholes option-pricing model in order to calculate the above reduction in net income and earnings per share. The effect on net earnings for 1997, 1996 and 1995 is not necessarily representative of the effect in future years. The following table describes the assumptions utilized by the Black-Scholes option-pricing model and the resulting fair value of the options granted:

                                            1997              1996               1995
                                            ----              ----               ----
          Volatility                       .255              .254                 .346
          Risk-free interest rate          6.38%             5.74%                6.98%
          Expected life in years           2.10              2.67                 2.25
          Forfeiture rate                  0.00%             0.00%                0.00%
          Dividend yield                   0.00%             0.00%                0.00%

  In 1988, the Company granted stock options totaling 533,333 shares with a nominal exercise price to certain of its officers as part of the emergence from bankruptcy reorganization. These options became 50% vested at the date of grant with the remaining options ratably vesting through June 1, 1991. As of December 31, 1997, 90,833 of these options remain vested and unexercised.

NOTE 14.  EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                                      1997                     1996                   1995
                                                                      ----                     ----                   ----
Numerator:

   Net Income...............................................        $   848,000              $ 2,569,000           $ 1,394,000

   Numerator for basic earnings per share
      -income available to common stockholders..............        $   848,000              $ 2,569,000           $ 1,394,000

   Numerator for diluted earnings per share
      -income available to common stockholders..............        $   848,000              $ 2,569,000           $ 1,394,000


Denominator:

   Denominator for basic earnings per share
      -weighted-average shares..............................         10,536,457               10,485,943            10,456,353

   Effect of dilutive options...............................            203,900                  243,702               197,597
                                                                    -----------              -----------           -----------

   Denominator for diluted earnings per share
      -adjusted weighted-average shares and
   assumed conversions......................................         10,740,357               10,729,645            10,653,950
                                                                    ===========              ===========           ===========

 Basic earnings per share...................................        $       .08              $       .24           $       .13
                                                                    ===========              ===========           ===========

 Diluted earnings per share.................................        $       .08              $       .24           $       .13
                                                                    ===========              ===========           ===========

  For additional disclosures regarding the outstanding employee stock options see Note 13.

  The following table discloses the number of vested and outstanding options during 1997, 1996 and 1995 that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                                                1997                      1996                      1995
                                                        --------------------       -------------------       ------------------
   Number of antidilutive options.....................               364,000                   272,000                  291,000

   Range of option prices
       for the antidilutive options...................        $11.25 - 17.85            $10.50 - 17.85            $8.78 - 17.85

NOTE 15.  SALE OF MILL SITE REAL ESTATE

  During 1997, the Company sold approximately 15.7 acres of its Mill Site Property to McLeod Properties, Fontana LLC for $2,943,000, or $4.30 per square foot, for use as a rail-truck intermodal distribution facility for Budway Trucking, Inc. The transaction closed on September 30, 1997 at which time the Company received $1,500,000 in cash and a note receivable for $1,443,000. The Company has agreed to subordinate its note receivable to a construction/permanent loan in order to facilitate the construction of a building on the property. Although the Company considers the sale to have been fully consummated during 1997, generally accepted accounting principles require the gain of $656,000 to be deferred and recognized under the cost recovery method, once proceeds received from the buyer exceed the Company's basis in the property sold.

  During 1996 the Company sold approximately 54.2 net acres of the Mill Site Property, known as the Speedway Business Park, to PMI for $5.0 million in cash and approximately $8.35 million, or 254,298 shares, of PMI common stock.

NOTE 16.  SUPPLEMENTAL CASH FLOW INFORMATION

  The Company paid interest during 1997, 1996, and 1995 of $968,000, $674,000 and $607,000, respectively.

  Income taxes paid in 1997 and 1996 were $92,000 and $20,000, respectively. There were no income taxes paid in 1995.

  During 1997, the Company issued $360,000 of common stock for payment of 1996 bonuses and 1997 compensation.

  During 1997 the Company carried back a note receivable for $1,443,000 from McLeod Properties, Fontana LLC from the sale of 15.7 acres of Mill Site real estate.

  During 1997, in connection with the contribution of the land to the West Valley MRF, LLC, the Company reclassified $1,485,000 of land to the investment in West Valley MRF, LLC.

  As a result of the acquisition by PMI of 70% of the common stock of NCMS, the Company increased its investment in PMI by $3,128,000 and recorded corresponding increases in deferred income taxes and stockholders equity of $191,000 and $2,937,000, respectively.

  During 1997 and 1996, the Company capitalized interest and property taxes on property real estate under development of $187,000 and $382,000, respectively. There was no capitalization of interest expense or property taxes during 1995.

  As a result of the PMI initial public offering in March 1996, the Company increased its investment in PMI by approximately $6.5 million and recorded corresponding increases in deferred income taxes and stockholders equity of approximately $400,000 and $6.1 million, respectively.

  During 1996, the Company sold Speedway Business Park to PMI for $13,352,000. The Company received $5,000,000 of the proceeds in cash and $8,352,000 in common stock of PMI.

  During 1995, in connection with the contribution of the land to PMI, the Company reclassified $22.5 million of land to investment in PMI.

NOTE 17.  INCOME TAXES

  The income tax provisions for the years ended December 31, 1997, 1996 and 1995 are composed of the following:

                                                        1997                1996                1995
                                                   --------------      --------------      --------------
Current tax expense:
   ..............................................
   Federal.......................................        $  5,000          $   56,000      $          ---
   State.........................................          38,000              36,000                 ---
                                                         --------          ----------          ----------
                                                           43,000              92,000                 ---
                                                         --------          ----------          ----------
Deferred tax expense credited to equity:
   Federal.......................................         554,000           3,945,000             335,000
   State.........................................             ---                 ---                 ---
                                                         --------          ----------          ----------
                                                          554,000           3,945,000             335,000
                                                         --------          ----------          ----------
Deferred tax expense:
   Federal.......................................             ---                 ---                 ---
   State.........................................          74,000             840,000             721,000
                                                         --------          ----------          ----------
                                                           74,000             840,000             721,000
                                                         --------          ----------          ----------

                                                         $671,000          $4,877,000          $1,056,000
                                                         ========          ==========          ==========

  In accordance with FASB 109, the tax benefits of all deductible temporary differences and loss carryforwards that existed at the date of a reorganization must be credited directly to additional paid-in capital when the initial recognition of these benefits occurs subsequent to the reorganization.

  Deferred tax liabilities (assets) are comprised of the following as of December 31, 1997 and 1996:

                                                                                   1997                    1996
                                                                                   ----                    ----
   Land held for development....................................            $  1,711,000            $  2,231,000
   Investment in Fontana Union..................................               6,440,000               6,440,000
   Investment in Penske Motorsports Inc.........................              13,332,000              11,795,000
   Depreciation.................................................                  56,000                  36,000
                                                                            ------------            ------------
                                                                              21,539,000              20,502,000
                                                                            ------------            ------------

   Groundwater remediation......................................                (690,000)               (690,000)
   Insurance Proceeds...........................................              (1,659,000)             (2,165,000)
   Investment in MRC............................................              (1,837,000)             (1,837,000)
   Accounts receivable reserve..................................                (193,000)               (181,000)
   Other........................................................              (1,825,000)             (1,262,000)
   Loss carryforwards...........................................             (38,870,000)            (39,898,000)
                                                                            ------------            ------------
                                                                             (45,074,000)            (46,033,000)
                                                                            ------------            ------------
   Deferred tax asset valuation allowance.......................              25,758,000              27,489,000
                                                                            ------------            ------------
                                                                            $  2,223,000            $  1,958,000
                                                                            ============            ============

  As indicated above, the net change in the valuation allowance was a reduction of $1,731,000 in 1997.

  A reconciliation of the effective income tax rate to the federal statutory rate, for financial reporting purposes, is as follows:

                                                                    1997          1996            1995
                                                                    ----          ----            ----
  Federal statutory rate......................................         34.0%         34.0%          34.0%
  Increase resulting from state tax, net of federal benefit...          6.1           5.1            6.1
  Other                                                                 3.6           2.4            3.0
  Additional recognition of pre-reorganization benefits.......         30.2          21.5            ---
  Increase in valuation allowance on state NOLs...............          ---           6.2            ---
  Non taxable equity earnings.................................        (29.8)         (4.0%)          ---
                                                                      -----          ----           ----
                                                                       44.1%         65.2%          43.1%
                                                                      =====          ====           ====

  The consolidated Net Operating Loss ("NOL") carryforwards available for federal income tax purposes as of December 31, 1997, are approximately $113,000,000 and will expire over a period from year 2000 through 2010. The amount of NOL carryforwards available for California state tax purposes as of December 31, 1997, are approximately $2,394,000 and will expire over a period from year 2000 through 2002. There may be certain limitations as to the future annual use of NOLs if 50% or more of the stock of the Company changes ownership. The Company also has approximately $379,000 of investment tax credit carryforwards available. The credits will expire in the years 1998 through 2000 and can be utilized only after the NOL is exhausted.

NOTE 18.  LEASED ASSETS AND SIGNIFICANT CUSTOMERS

LONG-TERM LEASES

  The Company has long-term lease agreements with Cucamonga pursuant to the Cucamonga Lease (Note 4), and Management Training Corporation ("MTC"). Minimum lease payments expected to be received by the Company through the next five years are as follows:

            YEAR ENDING           CUCAMONGA
            DECEMBER 31             LEASE               MTC LEASE              TOTAL
            -----------             -----               ---------              -----
                1998              $ 5,047,000           $ 714,000           $ 5,761,000
                1999              $ 5,047,000           $  60,000           $ 5,107,000
                2000              $ 5,047,000           $     ---           $ 5,047,000
                2001              $ 5,047,000           $     ---           $ 4,047,000
                2002              $ 5,047,000           $     ---           $ 4,047,000

  The amounts for the Cucamonga Lease are based upon: (a) the quantities of water as of December 31, 1997, and as provided for under the Lease; (b) the current disputed lease rate paid by Cucamonga, (which is less than the lease rate the Company bills Cucamonga by approximately $540,000 on an annual basis) and; (c) projections by MWD which forecast no rate increases in the disputed rate over the next 5 years.

  The net book values of Fontana Union and Eagle Mountain at December 31, 1997 were $16,108,000 and $10,555,000, respectively. Only a portion of Eagle Mountain is being utilized for the MTC Lease.

SIGNIFICANT CUSTOMERS

  The Company received substantial portions of its revenue from the following customers:

                         YEAR ENDED                 CUCAMONGA
                         DECEMBER 31                  LEASE                MTC LEASE
                         -----------                  -----                ---------
                               1997                  $5,143,000              $714,000
                               1996                  $4,505,000              $709,000
                               1995                  $4,974,000              $699,000

NOTE 19.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL CONTINGENCIES

  As discussed in Note 11 above, the Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $20 million and $31 million, depending upon which approved remediation alternatives are eventually selected.

  Although ongoing environmental investigations are being conducted on the Company's property, and management believes it is currently in a position to estimate with some reasonable certainty future investigation and remediation costs, there can be no assurance that the actual amount of environmental remediation expenditures and incurred will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified. Accordingly, future facts and circumstances could cause these estimates to change significantly. The Company anticipates recovery of the remediation costs incurred through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. Further, the Company has provided certain financial assurances to the DTSC in connection with anticipated remediation activities, the primary one being the dedication of approximately $4.8 million of Kaiser's Union Bank Credit facility.

  While the Company has monitored certain groundwater wells in the past, the DTSC requested and the Company will implement a supplemental groundwater monitoring system. The Company has settled obligations of groundwater contamination with the California Regional Water Quality Control Board. The settlement required a $1,500,000 cash payment by the Company, which was made in February 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality project. These water rights are unrelated to those leased to Cucamonga. In 1995, the Company contributed 18,000 acre feet of its
water in storage thus satisfying the first 18 years of its obligation.   The
Company remains contingently liable for any impacts the groundwater plume may have on water wells owned by third parties. The City of Ontario, California has commenced litigation against the Company alleging that the Company has contaminated one of its municipal wells. The Company believes sufficient amounts have been accrued for this contingency if should arise.

PENSION PLANS

  The Company currently sponsors a voluntary qualified 401(k) savings plan and a nonqualified pension plan, available to all full-time employees. Participants may make contributions of up to 15% of their compensation with the Company matching one-half of each participant's contribution up to 6% of compensation. The non-qualified plan mirrors the qualified 401(k) plan.

  Total expense relative to these plans for the years ended December 31, 1997, 1996 and 1995, was $223,000, $199,000 and $170,000, respectively.

LETTERS OF CREDIT

  At December 31, 1997, the Company had guaranteed letters of credit outstanding on its behalf to third parties totaling $158,000. These letters of credit were issued for reclamation activities performed at two idled coal properties, on behalf of and at the expense of the KSC bankruptcy estate.


NOTE 20.  LEGAL PROCEEDINGS

  Significant legal proceedings are summarized as follows:

  Eagle Mountain EIR Litigation. This litigation involved three separate legal challenges to the environmental impact report for the Eagle Mountain landfill project certified by the Riverside County Board of Supervisors in October 1992. These cases were heard in the San Diego Superior Court. The Court's decisions required MRC to prepare a new EIR, which was completed and certified in September 1997. The original litigation against the EIR was resumed before Judge Judith McConnell of the San Diego County Superior Court. In February 1998, the San Diego County Superior Court announced its final decision and concluded that the new EIR was still deficient in two principal respects. The Court's two remaining areas of concern involve the threatened desert tortoise and Joshua Tree National Park. The Company and MRC are now evaluating their alternatives with respect to the landfill project. Depending upon the course of action ultimately selected with respect to the landfill project, there could be a material adverse impact to the financial statements of the Company, including a possible writedown of the Company's investment in MRC to the lower of cost or fair market value.

  Warburton Litigation. The Company, KSC and KSC Recovery were named or became cross-defendants in certain litigation in the U.S. Federal District Court for the District of Northern California (Case No. C-93-1114 CW) commenced by IMACC Corporation ("IMACC") against Dorothy Warburton ("Warburton") and others seeking a determination of liability, contribution and indemnification for the costs of environmental remediation for two sites that had been used at one time by IMACC in conjunction with its barrel reconditioning business. Warburton is the owner of the sites in question. At one time, KSC, through a wholly owned subsidiary, owned the business now operated by IMACC.

Certain other Warburton family defendants are claiming that they should be indemnified by KSC's subsidiary or by the Company for actions they took while officers of the KSC subsidiary. A settlement was reached in the litigation with respect to the environmental claims, which required payment of less than $100,000 by the Company and by KSC Recovery. The Company's cash contribution to the settlement was immaterial. While there was a tentative settlement of the environmental matters (which has now been finalized), a trial was held in November 1996, relating to the indemnity claims and related matters. The Court had previously ruled that either the Company or KSC was the alter ego of KSC's subsidiary, Myers Drum Company. The Court also subsequently ruled that in these particular circumstances, the request for indemnification did not rise to the level of being a claim in bankruptcy at the time of the bankruptcy and thus could not be discharged. With the announcement of the Court's decision, there is now a dispute over the award of attorney's fees. Two of the estates claim that the Company and IMACC jointly owe them approximately $1.7 million in attorneys fees and IMACC believes it is in turn entitled to attorneys' fees. Even if the Company should be found liable for the attorneys' fees, which it vigorously contests, IMACC is obligated to indemnify the Company for all such amounts. Since the Company believes it has full indemnification coverage from IMACC, no provision for any potential loss has been made in the accompanying financial statements.

  Johnson Machinery, Inc. It is alleged that the Company is liable for the theft of equipment or other items from land leased by the Company. Johnson Machinery, the Plaintiff, claims that there was a theft of equipment with a value of approximately $1.2 million from a warehouse on the West End Property owned by the Company. (Johnson Machinery, Inc. v. Lusk/Kaiser West End Joint Venture et al. - San Bernardino County Superior Court: Case No. RCV 23757). The Company believes the lawsuit is without merit and is vigorously defending such lawsuit.

  Apollo Wood Litigation: On November 11, 1997, the Company and two individual officers of the Company were served with a complaint brought by Apollo Wood Recovery, Inc. in San Bernardino Superior Court seeking unspecified damages, but which are estimated to exceed $100,000. The plaintiff is a tenant on the Company's Mill Site Property. In summary, the complaint alleges that the Company and two officers of the Company falsely represented the status of the permitting of the property on which Plaintiff operates its business, committed fraud, interfered with the plaintiff's business, engaged in unfair trade practices and other similar causes of action. The Company believes the lawsuit is without merit and is vigorously defending such lawsuit. (Apollo Wood Recovery, Inc. v. Kaiser Ventures Inc., Terry L. Cook, Lee Redmond, Apollo Wood & Metal Recycling Ltd., Shirley Isom Construction Company, Troy Isom and Does 1 through 40, San Bernardino Superior Court, Case No. SCN 42863.)

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

  The Company and the City reached a settlement concerning the matter before the U.S. Bankruptcy Court which was approved by the U.S. Bankruptcy Court in October. Under the terms of the settlement, the Company has agreed to waive its bankruptcy-related defenses to the City's prosecution of claims for groundwater contamination caused by mercury or other priority pollutants. In return, the City agreed to dismiss the California litigation as to all claims related to total dissolved solids, total dissolved carbons and sulfates, and to be bound by the 1993 Settlement Agreement between Kaiser and the California Regional Water Quality Control Board. The City has not yet filed an amended complaint. The Company will vigorously defend any continuation of this litigation.

BANKRUPTCY ADVERSARY LITIGATION/CLAIMS

  The Company's predecessor, KSC, was in reorganization under Chapter 11 of the United States Bankruptcy Code from February 1987 until November 1988. Pursuant to the KSC Plan of Reorganization, the Company has established a subsidiary, KSC Recovery, Inc. ("KSC Recovery") see Note 2, which was engaged in the process of pursuing certain legal actions on behalf of the former creditors of KSC and handling the remaining administrative duties of the KSC bankruptcy estate, including claims resolution.

  From time-to-time, various environmental and similar types of claims such as injury or death from asbestos exposure that relates to KSC pre-bankruptcy activities are asserted against the Company and/or KSC Recovery. In connection with the KSC Plan of Reorganization, the Company, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the KSC Plan of Reorganization, except as otherwise provided by the plan or by law. Although the Company believes there is no ongoing contamination from its activities and that all pre-petition environmental claims were discharged under the KSC Plan of Reorganization, in the event any of these claims are ultimately determined to survive the KSC bankruptcy, it could have a material adverse effect on the Company.

OTHER LITIGATION

  In addition, the Company, in the normal course of its business, is involved in various claims and legal proceedings. Management believes these matters will not have a material adverse effect on the Company's business or financial condition.

  See also Note 21. Subsequent Events.

NOTE 21.  SUBSEQUENT EVENTS

  Nippon Fire & Marine Insurance Co. In February 1998, the Company was served with a complaint alleging that the Company, certain subsidiaries of the Company and others are liable for approximately $1.8 million paid by Nippon Fire & Marine Insurance Co., Ltd. to Toshiba America Information System,

Inc. as a result of the theft of a load of lap top computers from a semi-truck owned by PST Vans a former tenant on the West End Property. (Nippon Fire & Marine Insurance Co., Ltd., a corporation, and Toshiba America Information System, Inc. v. PST Vans, Inc., a corporation; PST Van Line, Inc. a corporation; Burns International, Inc., a corporation; Burns International Security Services, Inc., a corporation; Borg-Warner Security Corporation, a corporation; Kaiser Steel and Land Development, Inc., a corporation; Kaiser Ventures Inc., a corporation; Kaiser Resources Inc., a corporation; Lusk-Kaiser West End Joint Venture, a business entity). The Company currently believes it has numerous defenses to this litigation and is vigorously defending the case.

  Cucamonga County Water District.   The Company is involved in a rate dispute
with Cucamonga. Such dispute involves amounts owed to the Company under the terms of its lease of Fontana Union Water stock to Cucamonga. This dispute arises out of a change made by the Metropolitan Water District in its water rates and rate structure effective July 1, 1995. In April 1996 litigation was commenced by the Company against Cucamonga to resolve the dispute.

  After a five-day trial in March 1998, the Court concluded that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore, the terms of the Cucamonga Lease require the parties to negotiate in good faith a new substitute lease rate. If the parties are unable to agree on a substitute lease rate, the matter is referred to arbitration for resolution. There is no specified time period in which the new lease rate must be established.

NOTE 22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             First Quarter     Second Quarter    Third Quarter    Fourth Quarter
                                             -------------     --------------    -------------    --------------
1997

Resource revenues                              $1,837,000           $3,221,000       $2,977,000        $1,971,000

Income (loss) from operations                  $ (112,000)          $1,288,000       $1,149,000        $ (134,000)

Income (loss) before income tax provision      $ (295,000)          $1,051,000       $  873,000        $ (110,000)

Net (loss) income                              $ (174,000)          $  604,000       $  493,000        $  (75,000)

Earnings per share
   Basic                                       $     (.02)          $      .06       $      .05        $     (.01)
   Diluted                                     $     (.02)          $      .06       $      .05        $     (.01)

1996

Resource revenues                              $2,017,000           $2,408,000       $2,323,000        $8,583,000

Income from operations                         $  335,000           $  658,000       $  677,000        $6,595,000

Income before income tax provision             $  224,000           $  519,000       $  521,000        $6,182,000

Net income                                     $  127,000           $  294,000       $  296,000        $1,852,000

Earnings per share
   Basic                                       $      .01           $      .03       $      .03        $      .17
   Diluted                                     $      .01           $      .03       $      .03        $      .17

1995

Resource revenues                              $1,999,000           $2,150,000       $2,089,000        $4,870,000

Income from operations                         $  237,000           $  243,000       $  291,000        $2,266,000

Income before income tax provision             $   88,000           $   86,000       $  108,000        $2,168,000

Net income                                     $   50,000           $   49,000       $   62,000        $1,233,000

Earnings per share
   Basic                                       $      .00           $      .00       $      .01        $      .12
   Diluted                                     $      .00           $      .00       $      .01        $      .12

                     KAISER VENTURES INC. AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                               BALANCE AT              CHARGED TO              DEDUCTIONS
                                                BEGINNING              COSTS AND                  FROM                BALANCE AT
            CLASSIFICATION                      OF PERIOD             EXPENSES (A)            RESERVES (B)           END OF PERIOD
---------------------------------------      ---------------       -----------------        ----------------        --------------
YEAR ENDED DECEMBER 31, 1997
---------------------------------------

Allowance for losses in collection
of current accounts receivable.........           $1,034,000                $542,000                $ 41,000            $1,535,000
                                             ===============       =================        ================        ==============

YEAR ENDED DECEMBER 31, 1996
---------------------------------------

Allowance for losses in collection
of current accounts receivable.........           $  494,000                $668,000                $128,000            $1,034,000
                                             ===============       =================        ================        ==============

YEAR ENDED DECEMBER 31, 1995
---------------------------------------

Allowance for losses in collection
of current accounts receivable.........           $  156,000                $423,000                $ 85,000            $  494,000
                                             ===============       =================        ================        ==============

(A) Although the Company is continuing to bill Cucamonga at what it believes is the correct Metropolitan Water District of Southern California ("MWD") rate under the lease with Cucamonga, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts received. The total amount of lease payments in dispute for the years ending December 31, 1997, 1996 and 1995 are approximately $488,000, $668,000 and $80,000, respectively.

(B)  Amount charged off during the year.