Form 10-Q
period 1998-03-31
KAISER VENTURES INC
filed 1998-05-14
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998          Commission File Number 0-18858



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

                      Yes  X       No
                          ---

On May 4, 1998, the Company had 10,672,815 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q


                                                                      PAGE
                                                                      ----

INTRODUCTION

  BUSINESS UPDATE....................................................   1

PART I

  Item 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS......................   6

  Item 2.  FINANCIAL STATEMENTS......................................   13

           CONSOLIDATED BALANCE SHEETS...............................   13

           CONSOLIDATED STATEMENTS OF OPERATIONS.....................   15

           CONSOLIDATED STATEMENTS OF CASH FLOWS.....................   16

           CONSOLIDATED STATEMENT OF CHANGES IN
            STOCKHOLDERS' EQUITY.....................................   17

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................   18

PART II

  Item 1.  LEGAL PROCEEDINGS.........................................   19

  Item 2.  CHANGES IN SECURITIES.....................................   20

  Item 3.  DEFAULTS UPON SENIOR SECURITIES...........................   20

  Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.........   20

  Item 5.  OTHER INFORMATION.........................................   20

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................   20

SIGNATURES...........................................................   21


                        AVAILABILITY OF PREVIOUS REPORTS
                        --------------------------------

     THE COMPANY WILL FURNISH WITHOUT CHARGE, TO EACH STOCKHOLDER, UPON WRITTEN REQUEST OF ANY SUCH PERSON, A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 (THE "10-K REPORT") AS FILED WITH THE SECURITIES EXCHANGE AND COMMISSION, INCLUDING THE FINANCIAL STATEMENT SCHEDULES THERETO. THOSE REQUESTING A COPY OF THE 10-K REPORT THAT ARE NOT CURRENTLY STOCKHOLDERS OF THE COMPANY MAY ALSO OBTAIN A COPY DIRECTLY FROM THE COMPANY. REQUESTS FOR A COPY OF THE 10-K REPORT SHOULD BE DIRECTED TO VICE PRESIDENT-CORPORATE RELATIONS, AT 3633 EAST INLAND EMPIRE BOULEVARD, SUITE 850, ONTARIO, CALIFORNIA 91764.

     THE READER IS ENCOURAGED TO READ THIS FORM 10-Q REPORT IN CONJUNCTION WITH THE 10-K REPORT SINCE THE INFORMATION CONTAINED HEREIN IS OFTEN AN UPDATE OF THE INFORMATION IN SUCH REPORT.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          FORWARD-LOOKING STATEMENTS

  Except for the historical statements and discussions contained herein, statements contained in this 10-Q Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K, Annual Report to Stockholders, 10-Q or 8-K Report of the Company may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may be made in the future by the Company. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. For example, actual results could materially differ from those projected as a result of factors such as, but not limited to, general economic conditions in the United States and Southern California; the impact of federal, state, and local laws and regulations on the Company's development activities; the impact of weather on the Company's construction related activities; the discovery of unanticipated environmental conditions on any of the Company's properties; the failure of the bankruptcy discharge granted to the Company to address claims and litigation that relate to the pre-bankruptcy activities of Kaiser Steel Corporation; or the failure to obtain any required approval or permit for the proposed Eagle Mountain landfill project or development of the Company's Mill Site real estate. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                            ADDITIONAL INFORMATION

  A reader of this Form 10-Q Report is strongly encouraged to read the entire report, together with the Company's 1997 Form 10-K Report for background information and a complete understanding as to material developments concerning the Company.


                                 INTRODUCTION

BUSINESS UPDATE

General

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments in water resources, motorsports, property redevelopment and solid waste management. The Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 11.46% interest in Penske Motorsports, Inc. ("PMI"), a publicly-traded professional motorsports company that has developed the California Speedway ("TCS") on land acquired from the Company; (iii) approximately a 73% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (v) approximately 629 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); and (vi) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the redevelopment of industrial and commercial parcels of land near TCS and the WVMRF.

                     KAISER VENTURES INC. AND SUBSIDIARIES


Investment in Fontana Union Water Company

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga pursuant to a 102-year take-or-pay lease expiring in 2092 (the "Cucamonga Lease"). Currently, the Company's pro rata interest in unclaimed water raised its effective interest in Fontana Union to 57.33%. Under the terms of the Cucamonga Lease, Cucamonga's payments to the Company are based upon established fixed quantities of water for most of the applicable sources, multiplied by a fixed percentage of the rate for untreated and non-interruptible water from the Metropolitan Water District of Southern California ("MWD") as available through the Chino Basin Municipal Water District as it may change from time-to-time (the "Lease Rate").

  On July 1, 1995, MWD implemented changed rates and a new rate structure. As a result of these changes, the Company asserted that all the changed rates and items implemented by MWD, which must be paid in order to receive untreated, non-interruptible water from MWD, are to be included in the calculation of the MWD rate payable under the terms of the Cucamonga Lease. Cucamonga disputed the Company's interpretation of the Cucamonga Lease. Alternatively, the Company asserted that the MWD rate as defined in the Cucamonga Lease had been discontinued, requiring the parties to negotiate a new lease rate in accordance with the terms of the Cucamonga Lease. Because the Company and Cucamonga were unable to resolve this dispute, in 1996 the Company instituted litigation against Cucamonga in San Bernardino County Superior Court. After a five-day trial held in March 1998, the Court concluded that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore, the terms of the Cucamonga Lease require the parties to negotiate, in good faith, a new substitute rate. If the parties are unable to agree on a substitute rate, the matter is referred to arbitration. There is no specified time period in which the new substitute rate must be established. The Company anticipates that negotiations with Cucamonga will begin in the second quarter of 1998.

  During the first quarter, MWD announced only minimal increases, if any, in its various water rates for 1998.

  During the first quarter, the Company's subsidiary, Fontana Water Resources, Inc., initiated litigation under the California Environmental Quality Act against San Bernardino County and various land owners in connection with the proposed expansion of the Mid-Valley Sanitary Landfill owned by San Bernardino County. The Company believes the environmental impact report prepared and certified for the proposed landfill expansion project is deficient. In summary, the Company is concerned about water quality and quantity issues involving the Colton/Rialto groundwater basin, over which the existing Mid-Valley Sanitary Landfill and proposed expansion are located. Pursuant to the terms of the Cucamonga Lease, the Company is paid annually for 3,100 acre feet of water from this groundwater basin. San Bernardino County has acknowledged the issues raised by the Company and others and has commenced negotiations to settle the litigation. However, there is no assurance that there will be a satisfactory settlement of the litigation.

Investment in Penske Motorsports, Inc.

  The Company owns 1,627,923 shares, or approximately 11.46% of the common stock of PMI. The Company's ownership interest in PMI was acquired as a result of:
(i) its contribution in November, 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which the California Speedway ("TCS") has been built; and (ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December, 1996. PMI is traded on the NASDAQ National Market under the symbol "SPWY".

                     KAISER VENTURES INC. AND SUBSIDIARIES

  PMI is a leading promoter and marketer of professional motorsports in the United States as well as an owner and operator of speedway facilities. PMI currently owns: (i) Michigan International Speedway, Inc. which owns and operates the Michigan Speedway ("MIS"), in Brooklyn, Michigan; (ii) The California Speedway Corporation, which owns and operates TCS near Los Angeles, California; (iii) Pennsylvania International Raceway, Inc. which owns and operates the Nazareth Motor Speedway ("Nazareth") in Nazareth, Pennsylvania;
(iv) North Carolina Motor Speedway, Inc. which owns and operates the North Carolina Motor Speedway ("NCMS") in Rockingham, North Carolina; (v) a fortyfive percent (45%) interest in Homestead-Miami, LLC, the operator of the Metro-Dade Homestead Motorsports Complex: in Dade County, Florida; (vi) Motorsports International Corp. ("MIC"), a motorsports apparel and memorabilia company; and
(vii) Competition Tire West, Inc. and Competition Tire South, Inc., distributors of Goodyear racing tires in the mid-west and southern regions of the United States.

  In March 1998, PMI announced the sale of its seven percent (7%) interest in Grand Prix of Long Beach, Inc. (Nasdaq:GPLB), the organizer and operator of the annual CART PPG Cup Race run on the streets of Long Beach, California and the owner and operator of Gateway International Raceway in Madison, Illinois and Memphis Motorsports Park in Millington, Tennessee to Dover Downs Entertainment, Inc.

  For the first quarter of 1998, PMI announced gross revenues of $10.1 million and a net loss of $1.6 million or $0.12 per share. Due to the seasonal nature of racing, losses are anticipated in the first and fourth quarter of the year and profits in the second and third quarters. As a result, the Company's reported share of PMI's net income/loss will reflect the seasonal nature of PMI's business. The Company began accounting for its share of PMI's net income as of April 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The following table sets forth the range of the low and high reported bid price of PMI's common stock for the first quarter of 1998, as reported on the NASDAQ National Market System.

               1998:               Low        High
                                   ---        ----
               First Quarter       $24.75     $32.00

  On May 11, 1998, the reported closing price of PMI's common stock was $32.75.

Property Redevelopment

  Mill Site Redevelopment Plan. After completion of the transactions with PMI, and taking into account the land to be used for the materials recovery facility and transfer station located on the Mill Site Property ("West Valley MRF"), the Company now owns approximately 629 acres (gross). However, depending upon the final redevelopment plan and after taking into account slope loss, rail road easements, the San Sevaine flood control channel, proposed streets and highway improvements, the sewer treatment facility, and other similar items, the Company anticipates having approximately 500 useable acres available for development. Following is a summary of the progress of the Company's redevelopment plans during the first quarter.

  The Company is continuing to move forward with its plans to redevelop the balance of the Mill Site Property. Except as noted below, the balance of the Mill Site Property requires various entitlements and permits from San Bernardino County prior to redevelopment. The first formal step in the entitlement and permitting process was commenced in the second quarter of 1997 when the Company filed an application

                     KAISER VENTURES INC. AND SUBSIDIARIES

for a Specific Plan with San Bernardino County for all of the Mill Site Property except for: (i) approximately 26 acres within the City of Rancho Cucamonga; (ii) approximately 135 acres constituting the East Slag Pile property; (iii) the remaining NAPA Lot of approximately 15 acres (already permitted); and (iv) the balance of the Mill Site reserved for possible expansion of the West Valley MRF, approximately 5 acres (already permitted).

  The Specific Plan application identified a wide variety of potential uses for the property. Potential uses include a rail-served distribution and commercial park, an inter-modal rail-truck distribution center, warehousing, a commercial truck stop, as well as other commercial and recreational uses. Of course, the final use for any specific parcel of the Mill Site Property will be dependent upon the real estate market and the needs of potential tenants, buyers and users of a particular parcel and subject to the general limitations imposed by the final Specific Plan. The Company is actively pursuing and has received numerous inquiries from potential purchasers regarding the Mill Site Property.

  The entire entitlement and permitting process currently is anticipated to be completed in the third or early fourth quarter of 1998. In addition, the Company will continue to evaluate and undertake the required environmental remediation of portions of the Mill Site Property.

  In anticipation of the redevelopment of the Mill Site Property, physical demolition of one of the large remaining buildings commenced during the first quarter, with demolition anticipated to be complete by mid-summer 1998. In addition, as part of the planned redevelopment of the site, the Company gave notice to all of the tenants of the Mill Site Property that they must vacate the property no later than the end of the third quarter, 1998.

  Separately, and in addition to the permitting and entitlement process with the County, the Company continued its work to design and obtain approval for an improved interchange at Etiwanda and the I-10 Freeway. Such freeway improvements near the Mill Site Property would also involve the realignment of at least one existing street and the construction of other street improvements.

  As noted in previous reports filed with the Securities and Exchange Commission, significant capital funds will be required to implement the infrastructure and access improvements. Consistent with the Company's overall development strategy, the Company intends to minimize its capital investments for these improvements by seeking public or private financing sources; by structuring joint ventures and leases; or by contributing portions of the land for an ownership interest in operating companies seeking to develop the land. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Waste Management

West Valley Materials Recovery Facility

  The Company, through a wholly-owned subsidiary, and Burrtec Waste Industries, Inc., through its wholly-owned subsidiary, each own a fifty percent (50%) interest in West Valley MRF, LLC, a limited liability Company that owns the West Valley MRF. Phase 1 of the West Valley MRF, which includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services, was constructed and equipped, in the last half of 1997. It became operational on a limited basis in late October 1997 and became fully operational in January 1998. The West Valley MRF currently receives and processes approximately 800 to 1,000 tons per day of non-hazardous commercial and municipal solid waste. During the first quarter, the West Valley MRF generated $1.6 million in net revenues and the Company recognized, under the equity method of accounting, net income of $30,000 from West Valley MRF.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  During the first quarter, San Bernardino County asserted that the West Valley MRF's current operations are in violation of the MRF's conditional use permit because much of the waste processed at the West Valley MRF is deposited into landfills outside San Bernardino County. One of the purported conditions in the West Valley MRF's conditional use permit states that the residue from the MRF is to be deposited into San Bernardino County landfills until November 23, 1998. West Valley MRF, LLC believes that this purported condition is invalid and not enforceable and communicated its position to San Bernardino County. San Bernardino County has not responded to the West Valley MRF LLC's position, but did initiate discussions with the West Valley MRF, LLC to determine if there can be a mutually acceptable arrangement pursuant to which the West Valley MRF can be integrated into the County's landfill system without adversely impacting the economics of the West Valley MRF. Such discussions are ongoing. Litigation could result if these negotiations do not reach a mutually acceptable conclusion. If San Bernardino pursues its assertion of violation and their assertion is upheld, the violation could lead to the revocation of the conditional use permit under which the West Valley MRF operates.

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

  EIR Litigation and Final Decision. After the September 1997, approval of the new environmental impact report for the Landfill Project ("EIR"), the litigation with respect to the EIR resumed. On February 17, 1998, Judge Judith McConnell of the San Diego County Superior Court issued her final ruling with respect to the litigation before her on the new EIR. Judge McConnell reversed herself with respect to several of the items she initially had determined to be defective in her December 31, 1997 tentative ruling, but found that the new EIR was still inadequate in evaluating the Landfill Projects impacts in two general areas: (i) the threatened desert tortoise; and (ii) impacts to Joshua Tree National Park. Specifically, according to Judge McConnell, there was no substantial evidence in the record to support the new EIR's conclusion that the impact to the desert tortoise would be mitigated to a level below significance. In particular the Court concluded that there was a lack of required tortoise-proof fencing and cited the Desert Tortoise Recovery Plan that recommends no new landfills be constructed in desert tortoise habitat. With respect to Joshua Tree National Park, the Court found that the EIR improperly split its analyses of the total "wilderness experience" into two parts: wilderness resources and the wilderness experience. The Court also found that there was no support for the conclusion that "non-wilderness" areas within the Park should be treated any differently from other areas within the Park. The Court also expressed concerns about the effect of the night time lighting on the Park resulting from the possible expansion of the Eagle Mountain Townsite and also concluded that the EIR failed to analyze the impact to biological resources of the Park as a complete and interrelated system.

  Evaluation of Alternatives and Course of Action. As a result of Judge McConnell's final ruling, the Company and MRC evaluated their available alternatives with respect to the Landfill Project. These alternatives included, but were not limited, to: (i) appealing the Court's decision in whole or in part; (ii) taking the actions believed necessary to correct the deficiencies the Court found to exist in the EIR; (iii) postpone or terminate the Landfill Project; or (iv) a combination of these or other alternatives.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  In summary, after an evaluation of the various alternatives, the Company and MRC authorized in April 1998: (i) the filing of an appeal of the San Diego County Superior Court decision; (ii) continuing to pursue the Federal land exchange; and (iii) a private placement of MRC common stock to existing MRC shareholders of approximately $2.1 million. The Company has approved the purchase of up to 80% of this private placement. The Company will continue to evaluate alternatives with respect to the Landfill Project including those outlined above. It is anticipated that additional financing for MRC will be required in the third quarter of this year.

  Risks. As is discussed in more detail in the Company's 1997 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project which must be overcome to achieve the financing, permitting, construction and operation of the Landfill Project. There have been and will continue to be opponents to the Landfill Project. Given the successful legal challenges that have occurred to date and the controversies that generally surround landfill projects, future legal challenges are likely. There is no guarantee that the Landfill Project will be successfully permitted and ultimately operational.


                                     PART I

Item 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Section 1:  Operating Results

General

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments in water resources, motorsports, property redevelopment and solid waste management. The Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 11.46% interest in Penske Motorsports, Inc. ("PMI"), a publicly-traded professional motorsports company that has developed the California Speedway ("TCS") on land acquired from the Company; (iii) approximately a 73% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (v) approximately 629 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); and (vi) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the redevelopment of industrial and commercial parcels of land near TCS and the WVMRF.

Primary Revenue Sources

Ongoing Operations

  The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga County Water District ("Cucamonga"). Property redevelopment revenues primarily reflect revenues from long-term redevelopment activities at the Mill Site property, including water and waste water treatment revenues: housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflect Kaiser's share of income related to those

                     KAISER VENTURES INC. AND SUBSIDIARIES


equity investments (i.e., PMI) and, starting in 1998, joint ventures (i.e., West Valley MRF) which the Company accounts for under the equity method.

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

Results of Operations

Analysis of Results for the Quarters Ended March 31, 1998 and 1997

  An analysis of the significant components of the Company's resource revenues for the quarters ended March 31, 1998 and 1997 follows:

                                                       1998               1997           % Inc. (Dec)
                                                       ----               ----           ------------
Ongoing Operations
 Water resource..................................   $1,169,000         $1,133,000               3%
 Property redevelopment..........................      345,000            342,000               1%
 Income (loss) from equity method
 investments.....................................     (148,000)           (23,000)           (543%)
                                                    ----------         ----------            ----

   Total ongoing operations......................    1,366,000          1,452,000              (6%)
                                                    ----------         ----------             ----
Interim Activities
 Lease, service and other........................      329,000            385,000             (15%)
                                                    ----------         ----------             ----

   Total resource revenues.......................   $1,695,000         $1,837,000              (8%)
                                                    ==========         ==========             ====

Revenues as a Percentage of Total
Resource  Revenues:
 Ongoing operations..............................          81%                79%
 Interim activities..............................          19%                21%
                                                    ----------         ----------
   Total resource revenues.......................         100%               100%
                                                    ==========         ==========

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Resource Revenues. Total resource revenues for the first quarter of 1998 were $1,695,000, compared to $1,837,000 for 1997. Revenues from ongoing operations decreased 6% during the quarter to $1,366,000 from $1,452,000 in 1997, and revenues from interim activities decreased 15% to $329,000 from $385,000 in 1997. Revenues from ongoing operations as a percentage of total revenues increased to 81% in 1998 from 79% in 1997.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,169,000 during the first quarter of 1998 compared to $1,133,000 for 1997. The 3% increase in water revenues during the quarter primarily reflects: (a) an increase, as of July 1, 1997, in the effective non-interruptible untreated water rate being paid by Cucamonga to $351.75 from $351.00 per acre foot; and (b) an increase, effective January 1, 1998, in the Company's effective interest in Fontana Union to 57.33% from 55.66%, due to a decline in the number of Fontana Union shareholders taking water.

  During the first quarter in 1998, the Company continued its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995 or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March, 1998. After the trial, the Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to in good faith negotiate a new substitute rate. If the parties are unable to agree on a substitute rate, the matter in effect goes to arbitration. There is no specified time period in which the new MWD Lease rate must be established. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct Lease Rate, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts received. The total amount of lease payments in dispute as of March 31, 1998 is approximately $1,341,000.

  Property redevelopment revenues were $345,000 for 1998 compared to $342,000 for 1997. The 1% increase from 1997 is primarily a result of increased revenue from the sewer treatment plant ($23,000), mostly offset by decreases in iron ore sales from the California Mines and tenant revenue at Eagle Mountain ($19,000).

  Income from equity method investments decreased to a loss of $148,000 for the first quarter of 1998 compared to a loss of $23,000 for 1997. The decrease of $125,000 reflects the elimination of the management fee which the Company received from PMI through March 31, 1997, ($162,000), partially offset by a decrease in the reported first quarter net loss of PMI ($7,000), plus equity income from the newly completed WVMRF ($30,000).

  Interim Activities. Revenues from interim activities for the first quarter of 1998 were $329,000 compared to $385,000 for 1997. The 15% decrease in revenues from interim activities in 1998 is primarily attributable to: (a) lower revenues from tenant rental and services, scrap and metallics sales at the Mill Site due to continued re-development activities ($34,000); and (b) lower tenant service and miscellaneous revenue at Eagle Mountain ($23,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the first quarter of 1998 increased to $1,035,000 from $833,000 in 1997. Operations and maintenance costs for 1998 were $334,000 compared to $305,000 for

                     KAISER VENTURES INC. AND SUBSIDIARIES


1997. The 10% increase in 1998 operations and maintenance costs was primarily due to higher maintenance and supplies costs for buildings and equipment ($32,000). Administrative support expenses for the first quarter of 1998 increased 33% to $701,000 from $528,000 for 1997. This increase was primarily due to higher outside legal costs associated with the CCWD lease rate dispute ($145,000), higher insurance expense relating to the addition of environmental pollution insurance coverage for the Mill Site ($21,000) and higher depreciation expense relating to the newly completed sewer plant improvements at the Mill Site ($20,000).

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first quarter of 1998 decreased 10% to $1,008,000 from $1,116,000 for 1997. The decrease is primarily due to lower payroll and related expenses due to the retirement of the president and the distribution of his duties amongst the remaining officers ($32,000) and lower professional and outside consulting expenses ($79,000).

  Net Interest Expense. Net interest expense for the first quarter of 1998 was $238,000 compared to $183,000 in 1997. The increase was due primarily to: (a) increased interest expense ($27,000) associated with the $1,000,000 in additional borrowings under the Union Bank of California ("Union Bank") credit facility; (b) lower capitalized interest expense relating to the development of the Mill Site ($123,000); and (c) lower interest income ($32,000) being partially offset by a decrease in the amortization of deferred loan fees ($127,000).

  Pre-Tax Loss and Income Tax Provision. The Company recorded a loss before income tax provision of $586,000 for the first quarter of 1998, a 99% increase from the $295,000 loss recorded in 1997. An income tax benefit of $247,000 was recorded in the first quarter of 1998 as compared with a $121,000 tax benefit in 1997.

  Net Loss. For first quarter of 1998, the Company reported a net loss of $339,000, or $.03 per share, a 95% increase from the net loss of $174,000, or $.02 per share, reported for 1997.

                         Section 2:  Financial Position

  Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $1,859,000 to $2,471,000 at March 31, 1998 from $4,330,000 at December 31, 1997. Included in cash and cash equivalents is $1,259,000 and $1,984,000 held solely for the benefit of MRC at March 31, 1998 and December 31, 1997, respectively. The decrease in cash and cash equivalents is primarily due to: (a) $1,498,000 in capital expenditures;
(b) $285,000 in environmental remediation costs; and (c) a decrease in accounts payable and accrued liabilities ($193,000) being partially offset by net collections of $351,000 in accounts and notes receivable.

  Working Capital. During the first quarter of 1998, current assets decreased $2,210,000 to $5,069,000 while current liabilities decreased $253,000 to $11,711,000. The decrease in current assets resulted primarily from the $1,859,000 decrease in cash and cash equivalents plus a $173,000 decline in accounts receivable, and the collection of $178,000 on the note receivable from the Mill Site land sale to McLeod Properties. The decrease in current liabilities resulted primarily from payments of yearend accruals. Included in current liabilities as of March 31, 1998 is $1,227,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first quarter of 1998 by $1,957,000 to a negative $6,641,000 at March 31, 1998.

  Real Estate. Real Estate increased $86,000 during 1998 due to continue redevelopment of the Mill Site properties.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Investments. There was a $149,000 decrease in the Company's investments in PMI and WVMRF during the first quarter of 1998. The decrease is due to the Company's recording of its equity share of PMI's 1998 first quarter loss ($179,000) and its equity share of WVMRF's 1998 first quarter income ($30,000).

  Other Assets. The increase in other assets ($1,654,000) is primarily related to: (a) capitalized landfill permitting and development costs incurred by MRC ($1,278,000); (b) recording of the deferred tax benefit resulting from the first quarter loss ($254,000); and (c) sewer plant improvements at the Mill Site ($236,000). These increases were partially offset by an increase in accumulated depreciation as of March 31, 1998 ($103,000).

  Environmental Remediation. As is discussed extensively in Part I, "Property Redevelopment, Mill Site Environmental", the Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $20 million and $31 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected. In order to provide better information regarding these future remediation and other environmental costs, the Company has elected to restate its balance sheets to show as a separate liability rather than, as previously, an offset to land, the amount of future environmental related costs reflected in its financial statements. The restatement reflects the original $34.7 million remediation adjustment to land; the $6.6 million groundwater remediation reserve recorded in 1988 when the Company emerged from bankruptcy as the reorganized successor of KSC; and the net $12.5 million in environmental insurance litigation settlement proceeds received in 1995 being offset by approximately $23.4 million in remediation and other environmental costs expended through March 31, 1998. The Company's decision to restate its balance sheet is based upon, among other things, the more extensive investigation and remediation activities that have been pursued over the past three years and the Company's ability to better estimate the probable range of future remediation and other environmental costs.

  As of March 31, 1998, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet were approximately $30.4 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $30.7 million as of December 31, 1997. The decrease is a result of the $285,000 in remediation and other environmental costs incurred in the first quarter of 1998 on the Mill Site property.

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

  Long-term Debt. As of March 31, 1998, the Company had $8,982,000 in long-term debt comprised of $4,982,000 of debt issued as part of the purchase of properties from the Lusk Joint Ventures in July 1994 and $4,000,000 borrowed under the $30,000,000 revolving-to-term credit facility with Union Bank. The Lusk debt has been classified as long-term debt due to the Company's intent and ability to refinance the obligation on a long-term basis utilizing the Union Bank revolving-to-term credit facility.

  Long-term Liabilities. The $223,000 decrease in other long-term liabilities is primarily due to the reduction of the environmental remediation liability as a result of $285,000 in environmental remediation

                     KAISER VENTURES INC. AND SUBSIDIARIES


undertaken during the first quarter of 1998 being partially offset by an increase of $62,000 in other long term liabilities.

  Minority Interest and Other Liabilities. As of December 31, 1997, the Company has recorded $2,914,000 of minority interest relating to MRC in which the Company had approximately a 73% equity interest.

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

  On-Going Operations. As noted above, the Company's revenues from ongoing operations are generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year take-or-pay lease with Cucamonga and the 11.46% equity ownership in PMI, are essentially complete and the Company is recognizing significant revenues and income from these investments. The Company expects revenues from these projects and investments to increase moderately over time as certain key economic factors impacting these projects and investments increase. In addition, the Company continues to evaluate these completed projects and investments in light of how to best provide maximum value to its shareholders.

  In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (the "Lease Rate") upon which the lease payments are calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of nearly 8.6% per year during the past 25 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at significantly less than 5.0% per year for the next 2-4 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. The ruling in favor of the Company should result in the receipt of all or a portion of the $1,341,000 of lease payments in dispute as of March 31, 1998, which the Company has fully reserved.

  In regard to the Company's 11.46% investment in PMI, the most significant factors affecting the Company's future equity income from PMI will be the increased revenues and net income generated by PMI from the expansion of its professional motorsports operations. Critical to this expansion will be the continued success of TCS that is on land acquired from the Company. The continued success of TCS, coupled with the results of the other major racing events scheduled for PMI's MIS, Nazareth, North Caroline and Homestead speedways and PMI's other motorsports, related operations, will determine the amount of income from equity method investments the Company reports in the future.

  The Company is also spending a significant amount of capital in the continued development of its two other major project and investment opportunities: the redevelopment of approximately 375 acres (net) of the Company's Mill Site Property and the re-permitting of the Eagle Mountain Landfill by MRC, the Company's 73% owned subsidiary. If it is successful in completing the development of these two

                     KAISER VENTURES INC. AND SUBSIDIARIES


projects as planned, the Company expects to generate significant future revenues and net income from them. However, as is noted elsewhere in this Report, there are also numerous risks associated with completing the re-permitting of the Eagle Mountain Landfill and the redevelopment of the remaining Mill Site Property that could materially impact the Company's future revenues and net income from these projects.

  In regard to the redevelopment of approximately 375 acres (net) of the Mill Site Property, the Company is currently undertaking efforts to obtain the entitlement and permits necessary for a variety of possible commercial, industrial and recreational uses. These efforts, which will continue throughout 1998, include the approval of possible changes that would alter and improve the existing access to portions of the Mill Site Property. In support of these efforts, the Company expects to spend, in 1998, up to approximately $6.1 million for required environmental remediation and approximately $1.5 million for real estate entitlement and improvement expenditures. The $6.1 million to be spent in 1998 for required environmental remediation is a component of the $20-31 million estimate to complete all remaining required remediation for the Mill Site Property. In addition, substantial capital expenditures beyond the $1.5 million projected for 1998 will be required to complete the necessary on-site and off-site improvements for the redevelopment of remaining Mill Site property.

  Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company has continued to make investments in MRC. Through a series of private placements with existing MRC shareholders, from July 1995 through December 31, 1997, a total of $10.8 million has been raised by MRC, with Kaiser contributing approximately $8.1 million of that amount. The Company has agreed to advance funds to MRC for at least the first three quarters of 1998. It is anticipated that the initial 1998 advances will total approximately $1,680,000 and that the Company may invest additional funds in MRC during the remainder of 1998.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) amounts available under its $30,000,000 revolving-to-term credit facility (less $4,850,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue to fund the development of its long-term projects and investments. As was discussed in more detail above, the Company expects to commit, in 1998, a total of approximately $8 million for capital projects and investments. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, partnerships, joint venture arrangements, additional equity or the sale or monetization of assets.

  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at March 31, 1998, are estimated to be approximately $113 million for federal purposes and $2.4 million for California purposes. The federal NOLs expire in varying amounts over a period from year 2000 to 2010 while the California NOLs expire from 2000 through 2002.

  If within a three-year period, 50% or more of the stock of the Company changes ownership, the future annual use of NOLs may be limited. The annual limitation would be calculated as the product of: (i) the highest long-term tax-exempt rate for a designated period prior to the ownership change; and (ii) the market value of the Company at such time.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                                   March 31,                  December 31,
                                                                     1998                         1997
                                                                     ----                         ----
                                                                   (Unaudited)
ASSETS

Current Assets
  Cash and cash equivalents...............................         $  2,471,000                  $  4,330,000
  Accounts receivable and other, net of allowance for
   doubtful accounts of $1,634,000 and $1,535,000,
   respectively...........................................            2,366,000                     2,539,000
  Note receivable.........................................              232,000                       410,000
                                                                   ------------                  ------------

                                                                      5,069,000                     7,279,000
                                                                   ------------                  ------------

Investment in common stock of Penske Motorsports, Inc.....           43,702,000                    43,881,000
                                                                   ------------                  ------------

Investment in Fontana Union Water Company.................           16,108,000                    16,108,000
                                                                   ------------                  ------------

Investment in West Valley MRF.............................            2,539,000                     2,509,000
                                                                   ------------                  ------------

Real Estate
  Land and improvements...................................           15,621,000                    15,621,000
  Real estate in development..............................           40,180,000                    40,094,000
                                                                   ------------                  ------------

                                                                     55,801,000                    55,715,000
                                                                   ------------                  ------------

Other Assets
  Note Receivable.........................................              860,000                       860,000
  Landfill permitting and development.....................           10,885,000                     9,607,000
  Buildings and equipment (net)...........................            3,198,000                     3,064,000
  Other assets............................................              484,000                       242,000
                                                                   ------------                  ------------

                                                                     15,427,000                    13,773,000
                                                                   ------------                  ------------

Total Assets..............................................         $138,646,000                  $139,265,000
                                                                   ============                  ============




The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                     as of



                                                                   March 31,                  December 31,
                                                                     1998                        1997
                                                                     -----                       ----
                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable.......................................          $  1,580,000               $  1,479,000
  Accrued liabilities....................................             4,017,000                  4,311,000
  Current portion of long-term debt......................                60,000                    120,000
  Environmental remediation..............................             6,054,000                  6,054,000
                                                                   ------------               ------------

                                                                     11,711,000                 11,964,000
                                                                   ------------               ------------

Long-term Liabilities
  Deferred gain on sale of real estate...................               656,000                    656,000
  Accrued liabilities....................................             1,747,000                  1,685,000
  Deferred tax liabilities...............................             2,223,000                  2,223,000
  Long-term debt.........................................             8,982,000                  8,982,000
  Environmental remediation..............................            24,388,000                 24,673,000
                                                                   ------------               ------------

                                                                     37,996,000                 38,219,000
                                                                   ------------               ------------

Total Liabilities........................................            49,707,000                 50,183,000
                                                                   ------------               ------------

Minority Interest........................................             2,914,000                  2,878,000
                                                                   ------------               ------------

Commitments and Contingencies

Stockholders' Equity
  Common stock, par value $.03 per share, authorized
   13,333,333 shares; issued and outstanding
   10,636,057 and 10,591,240 respectively................               319,000                    318,000
  Capital in excess of par value.........................            74,501,000                 74,342,000
  Retained earnings since November 15, 1988..............            11,205,000                 11,544,000
                                                                   ------------               ------------

Total Stockholders' Equity...............................            86,025,000                 86,204,000
                                                                   ------------               ------------

Total Liabilities and Stockholders' Equity...............          $138,646,000               $139,265,000
                                                                   ============               ============




The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the Three Months Ended March 31
                                  (Unaudited)


                                                                               1998                 1997
                                                                           -----------          -----------
Resource Revenues
Ongoing Operations
  Water resource.................................................          $ 1,169,000          $ 1,133,000
  Property redevelopment.........................................              345,000              342,000
  Income (loss) from equity method investments...................             (148,000)             (23,000)
                                                                           -----------          -----------

     Total ongoing operations....................................            1,366,000            1,452,000
                                                                           -----------          -----------

 Interim Activities
  Lease, service and other.......................................              329,000              385,000
                                                                           -----------          -----------

     Total resource revenues.....................................            1,695,000            1,837,000
                                                                           -----------          -----------

Resource Operating Costs
 Operations and maintenance......................................              334,000              305,000
 Administrative support expenses.................................              701,000              528,000
                                                                           -----------          -----------

     Total resource operating costs..............................            1,035,000              833,000
                                                                           -----------          -----------

Income from Resources............................................              660,000            1,004,000

 Corporate general and administrative expenses...................            1,008,000            1,116,000
                                                                           -----------          -----------

Loss from Operations.............................................             (348,000)            (112,000)

 Net interest expense............................................              238,000              183,000
                                                                           -----------          -----------

Loss before Income Tax Provision.................................             (586,000)            (295,000)

 Income tax provision
  Currently payable..............................................                7,000                7,000
  Deferred tax expense (benefit).................................             (254,000)            (128,000)
                                                                           -----------          -----------

Net Loss.........................................................          $  (339,000)         $  (174,000)
                                                                           ===========          ===========

Basic Loss Per Share.............................................          $      (.03)         $      (.02)
                                                                           ===========          ===========

Diluted Loss Per Share...........................................          $      (.03)         $      (.02)
                                                                           ===========          ===========

Basic Weighted Average Number of Shares Outstanding..............           10,610,000           10,506,000

Diluted Weighted Average Number of Shares Outstanding............           10,785,000           10,725,000

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the Three Months Ended March 31
                                  (Unaudited)


                                                                     1998                 1997
                                                                ------------         ------------
Cash Flows from Operating Activities
 Net loss..............................................         $  (339,000)         $  (174,000)
 Equity (loss) income in Penske Motorsports, Inc and
  West Valley MRF, LLC.................................             148,000              185,000
 Deferred tax (benefit) expense........................            (254,000)            (128,000)
 Depreciation and amortization.........................             113,000              213,000
 Allowance for doubtful accounts.......................              (6,000)             134,000
 Changes in assets:
   Receivables and other...............................             179,000             (126,000)
 Changes in liabilities:
   Current liabilities.................................              16,000              347,000
   Long-term accrued liabilities.......................              62,000                7,000
                                                                -----------          -----------

 Net cash flows from operating activities..............             (81,000)             458,000
                                                                -----------          -----------

Cash Flows from Investing Activities
 Minority interest and other liabilities...............              36,000              398,000
 Note receivable collections...........................             178,000                  ---
 Capital expenditures..................................          (1,595,000)          (2,570,000)
 Environmental remediation expenditures................            (330,000)            (924,000)
 Other investments.....................................                 ---              (85,000)
                                                                -----------          -----------

 Net cash flows from investing activities..............          (1,711,000)          (3,181,000)
                                                                -----------          -----------

Cash Flows from Financing Activities
 Issuance of common stock..............................              18,000                  ---
 Principal payments on note payable....................             (60,000)             (60,000)
 Payment of loan fees..................................             (25,000)            (100,000)
                                                                -----------          -----------

 Net cash flows from financing activities..............             (67,000)            (160,000)
                                                                -----------          -----------

Net Changes in Cash and Cash Equivalents...............          (1,859,000)          (2,883,000)

Cash and Cash Equivalents at Beginning of Year.........           4,330,000            8,482,000
                                                                -----------          -----------

Cash and Cash Equivalents at End of Quarter............         $ 2,471,000          $ 5,599,000
                                                                ===========          ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   for the Three Months Ended March 31, 1998
                                  (Unaudited)


                                                 Common Stock              Capital In
                                        ---------------------------        Excess of          Retained
                                          Shares            Amount          Par Value         Earnings               Total
                                        --------------------------------------------------------------------------------------
Balance at December 31, 1997            10,591,240         $318,000       $74,342,000        $11,544,000          $86,204,000

   Issuance of shares of
       Common stock.............            44,817            1,000           159,000                ---              160,000

   Net Income...................               ---              ---               ---           (339,000)            (339,000)
                                        ----------         --------       -----------        -----------          -----------

Balance at March 31, 1998               10,636,057         $319,000       $74,501,000        $11,205,000          $86,025,000
                                        ==========         ========       ===========        ===========          ===========




The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  BASIS OF PRESENTATION

  The unaudited, consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997, as well as related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at March 31, 1998, and results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.


Note 2.  CUCAMONGA LEASE

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. The Company continued its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995 or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March, 1998. After the trial, the Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to in good faith negotiate a new substitute rate. If the parties are unable to agree on a substitute rate, the matter in effect goes to arbitration. There is no specified time period in which the new MWD Lease rate must be established. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct Lease Rate, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts received. The total amount of lease payments in dispute as of March 31, 1998 is approximately $1,341,000.


Note 3.  SUPPLEMENTAL CASH FLOW INFORMATION

  During the three months ended March 31, 1998 and 1997 the Company issued $142,000 and $221,000 of common stock, respectively, for the payment of bonuses and compensation.


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

                                    PART II

Item 1.  LEGAL PROCEEDINGS

  As discussed in the Company's Form 10-K Report for 1997, the Company is engaged in certain claims and litigation, which if resolved adverse to the Company or the Company's interests, would have a material adverse impact on the Company. There were no material developments in any legal proceeding in the first quarter of 1998 except as noted below:

  Cucamonga Litigation. During March 1998, a trial was held on the Company's lease rate dispute with Cucamonga. The San Bernardino County Superior Court ruled in the Company's favor by finding that the July 1, 1995, rate restructuring by Metropolitan Water District discontinued the rate payable under the terms of the Cucamonga Lease. Thus, the parties are required to negotiate a substitute rate in accordance with the terms of the Cucamonga Lease. For additional information see in this 10-Q Report "Introduction - Business Update - Investment in Fontana Union Water Company".

  Eagle Mountain Landfill Project EIR Litigation. In February 1998, the San Diego County Superior Court ruled adverse to the Company and MRC in finding that the new environmental impact report for the Landfill Project continued to be deficient in two major areas: (i) the analysis of the impacts to the protected desert tortoise; and (ii) the impacts to Joshua Tree National Park. For additional information on this litigation, see "Introduction - Business Update - Waste Management - Eagle Mountain" of this 10-Q Report, as well as the Company's 1997 10-K Report.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Item 2.  CHANGES IN SECURITIES

         None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.


Item 5.  OTHER INFORMATION

         A.  See the "Introduction" section of this Form 10-Q Report.

         B. During the first quarter, the Company's Special Committee continued its work in evaluating strategic alternatives for the Company and its assets.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits
             --------

             Exhibit 27 - Financial Data Schedule for first quarter 10-Q.

         B.  Reports on Form 8-K.
             --------------------

             None.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAISER VENTURES INC.



Dated:  May 14, 1998               /s/ James F. Verhey
                                   -------------------
                                   James F. Verhey
                                   Principal Financial Officer