Form 10-Q
period 1998-06-30
KAISER VENTURES INC
filed 1998-08-12
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998           Commission File Number 0-18858



                              KAISER VENTURES INC.
                              --------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                94-0594733
--------------------------------           --------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)





                    3633 East Inland Empire Blvd., Suite 850
                           Ontario, California  91764
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

                                 Yes   X   No
                                     -----

On July 31, 1998, the Company had 10,672,815 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q







                                                                      PAGE
INTRODUCTION                                                          ----

  BUSINESS UPDATE..................................................      1

PART I

  Item 1.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..............      7

  Item 2.         FINANCIAL STATEMENTS.............................     16

                  CONSOLIDATED BALANCE SHEETS......................     16

                  CONSOLIDATED STATEMENTS OF OPERATIONS............     18

                  CONSOLIDATED STATEMENTS OF CASH FLOWS............     19

                  CONSOLIDATED STATEMENT OF CHANGES IN
                  STOCKHOLDERS' EQUITY.............................     20

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......     21

PART II

  Item 1.         LEGAL PROCEEDINGS................................     22

  Item 2.         CHANGES IN SECURITIES............................     23

  Item 3.         DEFAULTS UPON SENIOR SECURITIES..................     23

  Item 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY
                  HOLDERS..........................................     23

  Item 5.         OTHER INFORMATION................................     24

  Item 6.         EXHIBITS AND REPORTS ON FORM 8-K.................     24


SIGNATURES.........................................................     25


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

                             ADDITIONAL INFORMATION

  A reader of this Form 10-Q Report is strongly encouraged to read the entire report, together with the Company's 1997 Form 10-K Report and its Form 10-Q Report for the period ended March 31, 1998 for background information and a complete understanding as to material developments concerning the Company.


                                  INTRODUCTION

BUSINESS UPDATE

General

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments in water resources, motorsports, property redevelopment and solid waste management. The Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 11.46% interest in Penske Motorsports, Inc. ("PMI"), a publicly-traded professional motorsports company that has developed the California Speedway ("TCS") on land acquired from the Company; (iii) approximately a 74% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (v) approximately 629 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); and (vi) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and

                     KAISER VENTURES INC. AND SUBSIDIARIES


the land leased to MRC for the Landfill Project. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the redevelopment of industrial and commercial parcels of land near TCS and the WVMRF.

Investment in Fontana Union Water Company

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga pursuant to a 102-year take-or-pay lease expiring in 2092 (the "Cucamonga Lease"). Currently, the Company's pro rata interest in unclaimed water raises its effective interest in Fontana Union to 57.33%. Under the terms of the Cucamonga Lease, Cucamonga's payments to the Company are based upon established fixed quantities of water for most of the applicable sources, multiplied by a fixed percentage of the rate for untreated and non-interruptible water from the Metropolitan Water District of Southern California ("MWD") as available through the Chino Basin Municipal Water District as it may change from time-to-time (the "Lease Rate").

  On July 1, 1995, MWD implemented changed rates and a new rate structure. As a result of these changes, the Company asserted that all the changed rates and items implemented by MWD, which must be paid in order to receive untreated, non-interruptible water from MWD, are to be included in the calculation of the MWD rate payable under the terms of the Cucamonga Lease. Cucamonga disputed the Company's interpretation of the Cucamonga Lease. Alternatively, the Company asserted that the MWD rate as defined in the Cucamonga Lease had been discontinued, requiring the parties to negotiate a new lease rate in accordance with the terms of the Cucamonga Lease. Because the Company and Cucamonga were unable to resolve this dispute, in 1996 the Company instituted litigation against Cucamonga in San Bernardino County Superior Court. After a five-day trial held in March 1998, the Court concluded that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. The Court's written Statement of Decision confirming its oral rulings announced from the bench in March was released on June 16, 1998. Significantly, in the process of preparing and issuing its Statement of Decision, the Court rejected all of the objections raised by Cucamonga and confirmed the Company's understanding of the Court's rulings in the case. Therefore, the terms of the Cucamonga Lease require the parties to negotiate, in good faith, a new substitute rate. If the parties are unable to agree on a substitute rate, the matter is referred to arbitration. There is no specified time period in which the new substitute rate must be established. Since the Court's Statement of Decision was not issued until mid-June, formal negotiations did not take place with Cucamonga on the new substitute rate during the second quarter. However, preliminary steps to the negotiation process are currently being undertaken. The Company anticipates that negotiations with Cucamonga will begin in the third quarter of 1998. There is no guarantee that such negotiations will be successful and that the matter will not ultimately need to be resolved in arbitration.

  During the first quarter, MWD announced only minimal increases, if any, in its various water rates for 1998. In addition, effective July 1, 1998, Chino Basin Municipal Water District (now called Inland Empire Utilities Agency) increased its administrative charge by $2.25 per acre foot to $5.00 per acre foot. Cucamonga has not disputed and has paid to the Company the administrative charge of Chino Basin Municipal Water District as part of the rate payable pursuant to the Cucamonga Lease.

  During the first quarter, the Company, through its wholly-owned subsidiary Fontana Water Resources, Inc., initiated litigation under the California Environmental Quality Act against San Bernardino County and various land owners in connection with the proposed expansion of the Mid-Valley Sanitary Landfill owned by San Bernardino County. The Company believes the environmental impact report prepared and certified for the proposed landfill expansion project is deficient. In summary, the Company is primarily concerned about water quality and quantity issues. San Bernardino County has

                     KAISER VENTURES INC. AND SUBSIDIARIES


acknowledged the issues raised by the Company and others and has also publicly acknowledged that the landfill is a source of contamination to groundwater. To date, the Company has not experienced any reduction in revenues pursuant to the Cucamonga Lease as a result of this contamination. Settlement negotiations have commenced but there is no assurance that there will be a satisfactory settlement of the litigation. The case is currently scheduled to be heard in San Bernardino County Superior Court in November 1998.

Investment in Penske Motorsports, Inc.

  The Company owns 1,627,923 shares, or approximately 11.46% of the common stock of PMI. The Company's ownership interest in PMI was acquired as a result of:
(i) its contribution in November 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which the California Speedway ("TCS") has been built; and (ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December 1996. PMI is traded on the NASDAQ National Market under the symbol "SPWY".

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

  For the second quarter of 1998, PMI announced gross revenues of $46.1 million and a net profit of $10.9 million or $0.77 per share. For the first six months of the year, PMI announced net income of $9.2 million or $.65 per share. Due to the seasonal nature of racing, losses are anticipated in the first and fourth quarter of the year and profits in the second and third quarters. As a result, the Company's reported share of PMI's net income/loss will reflect the seasonal nature of PMI's business. The Company began accounting for its share of PMI's net income as of April 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The following table sets forth the range of the low and high reported bid price of PMI's common stock for the first quarter of 1998, as reported on the NASDAQ National Market System.

                  1998:                  Low           High
                                        -----         ------
                  First Quarter         $24.75        $32.00
                  Second Quarter        $28.75        $33.88

  On July 31, 1998, the reported closing price of PMI's common stock was $27.63.

Property Redevelopment

  Mill Site Redevelopment Plan. After completion of the real estate transactions with PMI, and taking into account the land to be used for the materials recovery facility and transfer station located on the Mill

                     KAISER VENTURES INC. AND SUBSIDIARIES


Site Property ("West Valley MRF"), the Company now owns approximately 629 acres (gross). However, depending upon the final redevelopment plan and after taking into account slope loss, rail road easements, the San Sevaine flood control channel, proposed streets and highway improvements, the sewer treatment facility, and other similar items, the Company anticipates having approximately 500 useable acres available for development. Following is a summary of the progress of the Company's redevelopment plans during the second quarter.

  Except as noted below, the balance of the Mill Site Property requires various entitlements and permits from San Bernardino County prior to redevelopment. The first formal step in the entitlement and permitting process was commenced in the second quarter of 1997 when the Company filed an application for a Specific Plan with San Bernardino County for all of the Mill Site Property except for: (i) approximately 26 acres within the City of Rancho Cucamonga; (ii) approximately 135 acres constituting the East Slag Pile property; (iii) the remaining NAPA Lot of approximately 15 acres (already permitted); and (iv) the balance of the Mill Site reserved for possible expansion of the West Valley MRF, approximately 5 acres (already permitted). The property being entitled and permitted which totals, approximately 448 acres (net), is referred to as the "Kaiser Commerce Center."

  The Specific Plan application identified a wide variety of potential uses for the Kaiser Commerce Center. Potential uses include a rail-served distribution and commercial park, an inter-modal rail-truck distribution center, warehousing, a commercial truck stop, as well as other commercial and recreational uses. Of course, the final use for any specific parcel within the Kaiser Commerce Center will be dependent upon the real estate market and the needs of potential tenants, buyers and users of a particular parcel and subject to the general limitations imposed by the final Specific Plan. The Company is actively pursuing lessees and purchasers of the property and has received numerous inquiries from potential purchasers.

  Due to additional time spent preparing and reviewing various technical studies in connection with the preparation of the required environmental impact report for the Kaiser Commerce Center, the Company now anticipates that the entitlement and permitting process should be completed in late 1998 or early 1999. In addition, the Company continues to evaluate and undertake the required environmental remediation of portions of the Mill Site Property.

  In anticipation of the redevelopment the Mill Site Property, physical demolition of one of the two large remaining buildings on the Mill Site Property, except for the building's slab foundation, was completed in the second quarter. The other remaining major building, known as the Mill Warehouse, still requires demolition prior to redevelopment of the Kaiser Commerce Center. In addition, the Company continues to terminate leases with tenants at the Mill Site Property in anticipation of the redevelopment of the property. It is anticipated that virtually all tenants will be off the Mill Site Property no later than the end of the third quarter, 1998.

  Separately, and in addition to the permitting and entitlement process with the County, the Company continues to process approvals through the California Transportation Department for an improved interchange at Etiwanda and the I-10 Freeway. Such freeway improvements near the Mill Site Property would also involve the realignment of at least one existing street and the construction of other street improvements.

  As noted in previous reports filed with the Securities and Exchange Commission, significant capital funds will be required to implement the infrastructure and access improvements. Consistent with the Company's overall development strategy, the Company intends to minimize its capital investments for these improvements by seeking public or private financing sources; by structuring joint ventures and leases; or by contributing portions of the land for an ownership interest in operating companies seeking

                     KAISER VENTURES INC. AND SUBSIDIARIES


to develop the land. In this regard, Congress allocated approximately $1.5 million in the recent Federal highway and transportation legislation that became law in June 1998 toward the costs of the planned improvements to the Etiwanda and I-10 Freeway interchange. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

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

  In February 1998, San Bernardino County asserted that the West Valley MRF's current operations are in violation of the MRF's conditional use permit because much of the waste processed at the West Valley MRF is deposited into landfills outside San Bernardino County. One of the purported conditions in the West Valley MRF's conditional use permit states that the residue from the MRF is to be deposited into San Bernardino County landfills until November 23, 1998. West Valley MRF, LLC believes that this purported condition is invalid and not enforceable and communicated its position to San Bernardino County. San Bernardino County has not responded to the West Valley MRF LLC's position, but did initiate discussions with the West Valley MRF, LLC to determine if there can be a mutually acceptable arrangement pursuant to which the West Valley MRF can be integrated into the County's landfill system without adversely impacting the economics of the West Valley MRF. Such discussions are currently ongoing but sporadic. Litigation could result if these negotiations do not reach a mutually acceptable conclusion. In the unlikely event that San Bernardino pursues its assertion of violation and their assertion is upheld, the violation could lead to the revocation of the conditional use permit under which the West Valley MRF operates.

Eagle Mountain Landfill Project

  In 1988, the Company entered into a 100-year lease agreement (the "MRC Lease") with MRC. MRC is seeking to develop the Company's former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. MRC became a subsidiary of the Company when the Company's subsidiary, Eagle Mountain Reclamation, Inc., acquired a 70% interest in MRC during the first quarter of 1995 in exchange for the elimination of the minimum monthly rent due the Company under the MRC Lease. The elimination of the minimum monthly rent did not change the future royalty payments due the Company once the landfill commences operations. As a result of a series of private placements, the Company's interest in MRC is now approximately 74%.

  EIR Litigation, Final Decision and Related Matters. After the September 1997, approval of the new environmental impact report for the Landfill Project ("EIR"), the litigation with respect to the EIR resumed. On February 17, 1998, Judge Judith McConnell of the San Diego County Superior Court issued her final ruling with respect to the litigation before her on the new EIR. Judge McConnell reversed herself with respect to several of the items she initially had determined to be defective in her December 31, 1997 tentative ruling, but found that the new EIR was still inadequate in evaluating the Landfill Projects impacts in two general areas: (i) the threatened desert tortoise; and (ii) impacts to

                     KAISER VENTURES INC. AND SUBSIDIARIES


Joshua Tree National Park. Specifically, according to Judge McConnell, there was no substantial evidence in the record to support the new EIR's conclusion that the impact to the desert tortoise would be mitigated to a level below significance. In particular the Court concluded that there was a lack of required tortoise-proof fencing and cited the Desert Tortoise Recovery Plan that recommends no new landfills be constructed in desert tortoise habitat. With respect to Joshua Tree National Park, the Court found that the EIR improperly split its analyses of the total "wilderness experience" into two parts: wilderness resources and the wilderness experience. The Court also found that there was no support for the conclusion that "non-wilderness" areas within the Park should be treated any differently from other areas within the Park. The Court also expressed concerns about the effect of the night time lighting on the Park resulting from the possible expansion of the Eagle Mountain Townsite and also concluded that the EIR failed to analyze the impact to biological resources of the Park as a complete and interrelated system. In May 1998, the Court issued its final order in the case. As discussed below, this matter has been appealed.

  In connection with the EIR litigation, project opponents filed a motion with the San Diego Superior Court in the second quarter seeking the award of approximately $450,000 in attorneys' fees jointly against MRC, the Company and Riverside County. On August 7, 1998, the Court awarded project opponents approximately $238,000 in attorneys' fees. Payment of the awarded attorneys' fees will be held in abeyance pending a decision in the appeal from the Superior Court's decision.

  In addition, landfill opponents are seeking to hold MRC and the Company in contempt of court as a result of alleged violations of Judge McConnell's 1994 and 1998 orders. The opponents seek the imposition of a fine of $1,000 for each item undertaken since the issuance of Judge McConnell's order in 1994. In summary, the Company undertook maintenance activities in connection with its private rail line, with such activities most recently being conducted in anticipation of the forecasted El Nino weather impacts. These maintenance activities involved such items as cleaning out culverts, placing rip-rap around culverts to prevent wash outs and weed abatement. Landfill opponents maintain that such activities were undertaken in connection with the Landfill Project in violation of Judge McConnell's orders that prohibit physical activities that are a part of the Landfill Project. While landfill opponents argue otherwise, the Company believes it has done nothing in violation of Judge McConnell's orders and that it has the right to maintain its property in the normal course of business. A hearing on the matter is currently set for September 3, 1998.

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

  In summary, after an evaluation of the various alternatives, the Company and MRC authorized in April 1998: (i) the filing of an appeal of the San Diego County Superior Court decision; (ii) continuing to pursue the Federal land exchange; and (iii) a private placement of MRC common stock to existing MRC shareholders of approximately $2.1 million. An appeal has been filed by MRC and the Company, with Riverside County joining in the appeal. The opening brief in the appeal is scheduled to be submitted by the end of August 1998, with all briefing anticipated to be completed by year end. A decision in the case is currently anticipated by the end of the second quarter of next year. In addition, the approved $2.1 million private placement was completed in the second quarter with the Company purchasing approximately $1.6 million of the offering. The Company continues to evaluate alternatives with respect to the Landfill Project including those outlined above. It is anticipated that additional financing for MRC will be required in the third quarter of this year.

                     KAISER VENTURES INC. AND SUBSIDIARIES


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


                                     PART I

Item 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Section 1:  Operating Results

General

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments in water resources, motorsports, property redevelopment and solid waste management. The Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 11.46% interest in Penske Motorsports, Inc. ("PMI"), a publicly-traded professional motorsports company that has developed the California Speedway ("TCS") on land acquired from the Company; (iii) approximately a 74% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (v) approximately 629 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); and (vi) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the redevelopment of industrial and commercial parcels of land near TCS and the WVMRF.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES


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

Results of Operations

Analysis of Results for the Quarters Ended June 30, 1998 and 1997

  An analysis of the significant components of the Company's resource revenues for the quarters ended June 30, 1998 and 1997 follows:

                                           1998         1997     % Inc. (Dec)
                                        ----------   ---------   ------------
   Ongoing Operations
    Water resource....................  $1,169,000   $1,164,000        --
    Property redevelopment............     332,000      389,000       (15%)
    Income (loss) from equity method
     Investments......................   1,261,000    1,250,000         1%
                                        ----------   ----------       ---

        Total ongoing operations......   2,762,000    2,803,000        (1%)
                                        ----------   ----------       ---

   Interim Activities
    Lease, service and other..........     304,000      418,000       (27%)
                                        ----------   ----------       ---

        Total resource revenues.......  $3,066,000   $3,221,000        (5%)
                                        ==========   ==========       ===

   Revenues as a Percentage of Total
    Resource Revenues:
    Ongoing operations................          90%          87%
    Interim activities................          10%          13%
                                        ----------   ----------

        Total resource revenues.......         100%         100%
                                        ==========   ==========

  Resource Revenues. Total resource revenues for the second quarter of 1998 were $3,066,000, compared to $3,221,000 for 1997. Revenues from ongoing operations decreased 1% during the quarter to $2,762,000 from $2,803,000 in 1997, and revenues from interim activities decreased 27% to $304,000 from $418,000 in 1997. Revenues from ongoing operations as a percentage of total revenues increased to 90% in 1998 from 87% in 1997.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,169,000 during the first quarter of 1998 compared to $1,164,000 for 1997. The slight increase in water revenues during the quarter primarily reflects: (a) an increase, as of July 1, 1997, in the effective non-interruptible untreated water rate being paid by Cucamonga to $351.75 from $351.00 per acre foot; and (b) an increase, effective January 1, 1998, in the Company's effective interest in Fontana Union to 57.33% from 55.66%, due to a decline in the number of Fontana Union shareholders taking water.

  During the first six months in 1998, the Company continued its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995, or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March 1998. After the trial, the Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to in good faith negotiate a new substitute rate. If the parties are unable to agree on a substitute rate, the matter in effect goes to arbitration. There is no specified time period in which the new MWD Lease rate must be established. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct Lease Rate, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts received. The total amount of lease payments in dispute as of June 30, 1998, is approximately $1,450,000.

  Property redevelopment revenues were $332,000 for the second quarter of 1998 compared to $389,000 for 1997. The 15% decrease from 1997 is primarily a result of lower tenant revenue and aggregate sales at Eagle Mountain ($40,000) and decreases in iron ore sales from the California Mines ($13,000).

  Income from equity method investments was $1,261,000 for the second quarter of 1998 compared to $1,250,000 for 1997. The increase of $11,000 reflects stable earnings at PMI, plus equity income from the WVMRF which opened in January of this year ($10,000).

  Interim Activities. Revenues from interim activities for the second quarter of 1998 were $304,000 compared to $418,000 for 1997. The 27% decrease in revenues from interim activities in 1998 is primarily attributable to: (a) lower revenues from tenant rental and services plus scrap and metallics sales at the Mill Site due to the continuing real estate re-development activities there ($98,000); and (b) lower tenant service and miscellaneous revenue at Eagle Mountain ($16,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the second quarter of 1998 decreased to $850,000 from $874,000 in 1997. Operations and maintenance costs for 1998 were $317,000 compared to $326,000 for 1997. The 3% decrease in 1998 operations and maintenance costs was primarily due to lower maintenance and supplies costs for buildings and equipment ($9,000). Administrative support expenses for the second quarter of 1998 decreased 3% to $533,000 from $548,000 for 1997. This decrease was primarily due to lower employee compensation expenses ($33,000) and lower insurance expense ($30,000) being partially offset by higher depreciation expense relating to the recently completed sewer plant improvements at the Mill Site ($25,000) and higher legal expenses at both Eagle Mountain and the Mill Site ($20,000).

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter of 1998 increased 4% to $1,103,000 from $1,059,000 for 1997. The increase is primarily due to higher professional and outside consulting expenses ($98,000) being partially offset by lower insurance, depreciation and office expenses ($52,000).

  Net Interest Expense. Net interest expense for the second quarter of 1998 was $259,000 compared to $237,000 in 1997. The increase was due primarily to: higher interest expense ($43,000) associated with $2,750,000 in additional long term debt ($7,750,000 in additional borrowings Company's Union Bank of California ("Union Bank") revolving-to-term credit facility less the payoff of the Lusk debt ($5,000,000) and lower capitalized interest expense relating to the development of the Mill Site ($58,000) being partially offset by a decrease in the amortization of deferred loan fees ($71,000).

  Pre-Tax Loss and Income Tax Provision. The Company recorded income before income tax provision of $854,000 for the second quarter of 1998, a 19% decrease from $1,051,000 recorded in 1997. An income tax provision of $363,000 was recorded in the second quarter of 1998 as compared with a $447,000 tax provision in 1997. Historically, over 90% of the tax provisions are not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOL's"). Consequently, pretax income is an important indicator of the Company's performance.

  Net Income. For second quarter of 1998, the Company reported net income of $491,000, or $.05 per share, a 19% decrease from the net income of $604,000, or $.06 per share, reported for 1997.

Analysis of Results for the Six Months Ended June 30, 1998 and 1997

  An analysis of the significant components of the Company's resource revenues for the first six months ended June 30, 1998 and 1997 follows:

                                           1998         1997     % Inc. (Dec)
                                        ----------   ---------   ------------
   Ongoing Operations
    Water resource....................  $2,338,000   $2,297,000        2%
    Property redevelopment............     677,000      731,000       (7%)
    Income (loss) from equity method
     Investments......................   1,113,000    1,227,000       (9%)
                                        ----------   ----------      ---

        Total ongoing operations......   4,128,000    4,255,000       (3%)
                                        ----------   ----------      ---

   Interim Activities
    Lease, service and other..........     611,000      803,000      (24%)
                                        ----------   ----------      ---

        Total resource revenues.......  $4,739,000   $5,058,000       (6%)
                                        ==========   ==========      ===

   Revenues as a Percentage of Total
    Resource Revenues:
    Ongoing operations................          87%          84%
    Interim activities................          13%          16%
                                        ----------   ----------

        Total resource revenues.......         100%         100%
                                        ==========   ==========

  Resource Revenues. Total resource revenues for the first six months of 1998 were $4,739,000, compared to $5,058,000 for 1997. Revenues from ongoing operations decreased 3% during the six months to $4,128,000 from $4,255,000 in 1997, and revenues from interim activities decreased 24% to

                     KAISER VENTURES INC. AND SUBSIDIARIES


$611,000 from $803,000 in 1997. Revenues from ongoing operations as a percentage of total revenues increased to 87% in 1998 from 84% in 1997.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $2,338,000 during the first six months of 1998 compared to $2,297,000 for 1997. The 2% increase in water revenues during the quarter primarily reflects: (a) an increase, as of July 1, 1997, in the effective non-interruptible untreated water rate being paid by Cucamonga to $351.75 from $351.00 per acre foot; and (b) an increase, effective January 1, 1998, in the Company's effective interest in Fontana Union to 57.33% from 55.66%, due to a decline in the number of Fontana Union shareholders taking water.

  During the first six months in 1998, the Company continued its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995 or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March, 1998. After the trial, the Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to in good faith negotiate a new substitute rate. If the parties are unable to agree on a substitute rate, the matter in effect goes to arbitration. There is no specified time period in which the new MWD Lease rate must be established. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct Lease Rate, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts received. The total amount of lease payments in dispute as of June 30, 1998, is approximately $1,450,000.

  Property redevelopment revenues were $677,000 for the first six months of 1998 compared to $731,000 for 1997. The 7% decrease from 1997 is primarily a result of lower aggregate sales and tenant revenue at Eagle Mountain ($44,000) and decreases in iron ore sales from the California Mines ($27,000) being partially offset by an increase in revenue from the sewer treatment plant ($21,000).

  Income from equity method investments was $1,113,000 for the first six months of 1998 compared to $1,227,000 for 1997. The 9% decrease is primarily due to the elimination of the management fee which the Company received from PMI through March 31, 1997, ($162,000) partially offset by a increase in the reported income of PMI ($8,000) plus equity income from the WVMRF which opened in January of this year ($40,000).

  Interim Activities. Revenues from interim activities for the first six months of 1998 were $611,000 compared to $803,000 for 1997. The 24% decrease in revenues from interim activities in 1998 is primarily attributable to: (a) lower revenues from tenant rental and services, scrap and metallics sales at the Mill Site due to the continuing real estate re-development activities there ($161,000); and (b) lower tenant service and miscellaneous revenue at Eagle Mountain ($33,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the first six months of 1998 increased to $1,884,000 from $1,707,000 in 1997. Operations and maintenance costs for 1998 were $651,000 compared to $631,000 for 1997. The 3% increase in 1998 operations and maintenance costs was primarily due to higher maintenance and supplies costs for buildings and equipment ($22,000). Administrative support expenses for the first six months of 1998 increased 15% to $1,233,000 from $1,076,000 for 1997. This

                     KAISER VENTURES INC. AND SUBSIDIARIES


increase was primarily due to higher outside legal costs, principally associated with the CCWD lease rate dispute ($187,000), and higher depreciation expense mainly related to the recently completed sewer plant improvements at the Mill Site ($54,000) being partially offset by lower insurance expense ($57,000) and lower employee compensation expenses ($33,000).

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first six months of 1998 decreased 3% to $2,113,000 from $2,175,000 for 1997. The decrease is primarily due to lower payroll and related expenses due to the retirement, at the end of 1997, of the Company's president and the distribution of his duties amongst the remaining officers ($39,000) plus lower insurance, depreciation and office expenses ($47,000) being partially offset by higher professional and outside consulting expenses ($29,000).

  Net Interest Expense. Net interest expense for the first six months of 1998 was $474,000 compared to $420,000 in 1997. The increase was due primarily to: higher interest expense ($69,000) associated with the $2,750,000 in additional long term debt ($7,750,000 in additional borrowings Company's Union Bank revolving-to-term credit facility less the payoff of the Lusk debt ($5,000,000); and lower capitalized interest expense relating to the development of the Mill Site ($180,000); being partially offset by a decrease in the amortization of deferred loan fees ($198,000).

  Pre-Tax Loss and Income Tax Provision. The Company recorded income before income tax provision of $268,000 for the first six months of 1998, a 65% decrease from the $756,000 recorded in 1997. An income tax provision of $116,000 was recorded in the first six months of 1998 as compared with the $326,000 recorded in 1997.

  Net Income. For first six months of 1998, the Company reported net income of $152,000, or $.01 per share, a 65% decrease from the net income of $430,000, or $.04 per share, reported for 1997.

                         Section 2:  Financial Position

  Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $488,000 to $3,842,000 at June 30, 1998 from $4,330,000 at December 31, 1997. Included in cash and cash equivalents is $2,327,000 and $1,984,000 held solely for the benefit of MRC at June 30, 1998 and December 31, 1997, respectively. The decrease in cash and cash equivalents is primarily due to: (a) capital expenditures ($2,438,000);
(b) environmental remediation costs ($1,537,000); (c) payoff of the Lusk debt ($5,000,000); and (d) a decrease in accounts payable and accrued liabilities ($93,000) being mostly offset by: (a) net collections of accounts and notes receivable ($462,000); (b) borrowings under the Company's Union Bank revolving-to-term credit facility ($7,500,000); (c) equity funding by the MRC minority partners ($506,000); and (d) the issuance of common stock ($442,000).

  Working Capital. During the first six months of 1998, current assets decreased $1,021,000 to $6,258,000 while current liabilities decreased $93,000 to $11,871,000. The decrease in current assets resulted from the $488,000 decrease in cash and cash equivalents plus a $223,000 decline in accounts receivable, and the collection of $310,000 on the note receivable from the Mill Site land sale to McLeod Properties. The decrease in current liabilities resulted primarily from the payment of yearend accruals. Included in current liabilities as of June 30, 1998 is $1,145,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first six months of 1998 by $928,000 to a negative $5,613,000 at June 30, 1998.

  Real Estate. Real Estate increased $240,000 during 1998 due to continue redevelopment of the Mill Site properties.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Investments. There was a $1,113,000 increase in the Company's investments in PMI and WVMRF during the first six months of 1998. The increase is due to the Company's recording of its equity share of PMI's and WVMRF's income of the first six months of 1998 of $1,073,000 and $40,000, respectively.

  Other Assets. The increase in other assets ($2,119,000) is primarily related to: (a) capitalized landfill permitting and development costs incurred by MRC ($2,198,000); partially offset by an increase in accumulated depreciation as of June 30, 1998 ($221,000).

  Environmental Remediation. As is discussed extensively in Part I, "Property Redevelopment, Mill Site Environmental", the Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $18 million and $29 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected. In order to provide better information regarding these future remediation and other environmental costs, the Company has elected to restate its balance sheets to show as a separate liability rather than, as previously, an offset to land, the amount of future environmental related costs reflected in its financial statements. The restatement reflects the original $34.7 million remediation adjustment to land; the $6.6 million groundwater remediation reserve recorded in 1988 when the Company emerged from bankruptcy as the reorganized successor of KSC; and the net $12.5 million in environmental insurance litigation settlement proceeds received in 1995 being offset by approximately $24.6 million in remediation and other environmental costs expended through June 30, 1998. The Company's decision to restate its balance sheet is based upon, among other things, the more extensive investigation and remediation activities that have been pursued over the past three years and the Company's ability to better estimate the probable range of future remediation and other environmental costs.

  As of June 30, 1998, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet were approximately $29.2 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $30.7 million as of December 31, 1997. The decrease is a result of the $1,536,000 in remediation and other environmental costs incurred in the first six months of 1998 on the Mill Site property.

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

  Long-term Debt. As of June 30, 1998, the Company had $11,750,000 in long-term debt solely comprised of borrowings under the Company's $30,000,000 revolving-to-term credit facility with Union Bank. The Lusk debt, associated with the purchase of West End and Valley Blvd properties ($5.1 million as of December 31, 1997), was paid-off with borrowings under the Union Bank revolving-to-term credit facility at the end of the second quarter.

  Other Long-term Liabilities. The $1,342,000 increase in other long-term liabilities is primarily due to the reduction of the environmental remediation liability as a result of $1,537,000 in environmental remediation undertaken during the first quarter of 1998 being partially offset by an increase of $111,000 in other long term liabilities.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Minority Interest and Other Liabilities. As of June 30, 1998, the Company has recorded $3,384,000 of minority interest relating to MRC in which the Company had approximately a 73% equity interest.

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

  Based on a recent assessment, the Company determined that all of the software currently in use on its computer system will properly utilize dates beyond December 21, 1999. The Company has determined that it has no exposure to contingencies related to the Year 2000 Issue for the services it has sold.

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

  In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (the "Lease Rate") upon which the lease payments are calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of nearly 8.6% per year during the past 25 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at significantly less than 5.0% per year for the next 2-4 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. The ruling in favor of the Company should result in the receipt of all or a portion of the $1,450,000 of lease payments in dispute as of June 30, 1998, which the Company has fully reserved.

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

  The Company is also spending a significant amount of capital in the continued development of its two other major project and investment opportunities: the redevelopment of approximately 448 acres (net) of the Company's Mill Site Property and the re-permitting of the Eagle Mountain Landfill by MRC, the Company's 74% owned subsidiary. If it is successful in completing the development of these two projects as planned, the Company expects to generate significant future revenues and net income from them. However, as is noted elsewhere in this Report, there are also numerous risks associated with completing the re-permitting of the Eagle Mountain Landfill and the redevelopment of the remaining

                     KAISER VENTURES INC. AND SUBSIDIARIES


Mill Site Property that could materially impact the Company's future revenues and net income from these projects.

  In regard to the redevelopment of approximately 448 acres (net) of the Mill Site Property, the Company is currently undertaking efforts to obtain the entitlement and permits necessary for a variety of possible commercial, industrial and recreational uses. These efforts, which will continue throughout 1998, include the approval of possible changes that would alter and improve the existing access to portions of the Mill Site Property. In support of these efforts, the Company expects to spend, in 1998, up to approximately $6.1 million for required environmental remediation and approximately $1.5 million for real estate entitlement and improvement expenditures. The $6.1 million to be spent in 1998 for required environmental remediation is a component of the $18-29 million estimate to complete all remaining required remediation for the Mill Site Property. In addition, substantial capital expenditures beyond the $1.5 million projected for 1998 will be required to complete the necessary on-site and off-site improvements for the redevelopment of remaining Mill Site property.

  Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company has continued to make investments in MRC. Through a series of private placements with existing MRC shareholders, from July 1995 through December 31, 1997, a total of $10.8 million has been raised by MRC, with Kaiser contributing approximately $8.1 million of that amount. The Company has agreed to advance funds to MRC for at least the first three-quarters of 1998. The Company's initial 1998 advances, which constituted a portion of the recently completed $2.1 million private placement totaled approximately $1.6 million. It is anticipated that the Company may invest additional funds in MRC during the remainder of 1998.

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

  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at June 30, 1998, are estimated to be approximately $113 million for federal purposes and $2.4 million for California purposes. The federal NOLs expire in varying amounts over a period from year 2000 to 2010 while the California NOLs expire from 2000 through 2002.

  If within a three-year period, 50% or more of the stock of the Company changes ownership, the future annual use of NOLs may be limited. The annual limitation would be calculated as the product of: (i) the highest long-term tax-exempt rate for a designated period prior to the ownership change; and (ii) the market value of the Company at such time.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                    June 30,       December 31,
                                                      1998             1997
                                                  ------------     ------------
                                                   (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents..................    $  3,842,000     $  4,330,000
   Accounts receivable and other, net of
    allowance for doubtful accounts of
    $1,746,000 and $1,535,000, respectively...       2,316,000        2,539,000
   Note receivable............................         100,000          410,000
                                                  ------------     ------------

                                                     6,258,000        7,279,000
                                                  ------------     ------------

Investment in common stock of Penske
 Motorsports, Inc.............................      44,954,000       43,881,000
                                                  ------------     ------------

Investment in Fontana Union Water Company.....      16,108,000       16,108,000
                                                  ------------     ------------

Investment in West Valley MRF.................       2,549,000        2,509,000
                                                  ------------     ------------

Real Estate
   Land and improvements......................      15,621,000       15,621,000
   Real estate in development.................      40,334,000       40,094,000
                                                  ------------     ------------

                                                    55,955,000       55,715,000
                                                  ------------     ------------

Other Assets
   Note Receivable............................         789,000          860,000
   Landfill permitting and development........      11,805,000        9,607,000
   Buildings and equipment (net)..............       3,081,000        3,064,000
   Other assets...............................         217,000          242,000
                                                  ------------     ------------

                                                    15,892,000       13,773,000
                                                  ------------     ------------

Total Assets..................................    $141,716,000     $139,265,000
                                                  ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                     as of


                                                                June 30,        December 31,
                                                                  1998              1997
                                                              ------------      ------------
                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable.......................................    $  1,633,000      $  1,479,000
   Accrued liabilities....................................       4,184,000         4,311,000
   Current portion of long-term debt......................             ---           120,000
   Environmental remediation..............................       6,054,000         6,054,000
                                                              ------------      ------------

                                                                11,871,000        11,964,000
                                                              ------------      ------------

Long-term Liabilities
   Deferred gain on sale of real estate...................         656,000           656,000
   Accrued liabilities....................................       1,796,000         1,685,000
   Deferred tax liabilities...............................       2,223,000         2,223,000
   Long-term debt.........................................      11,750,000         8,982,000
   Environmental remediation..............................      23,136,000        24,673,000
                                                              ------------      ------------

                                                                39,561,000        38,219,000
                                                              ------------      ------------

Total Liabilities.........................................      51,432,000        50,183,000
                                                              ------------      ------------

Minority Interest.........................................       3,384,000         2,878,000
                                                              ------------      ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
    13,333,333 shares; issued and outstanding
    10,693,557 and 10,591,240 respectively................         321,000           318,000
   Capital in excess of par value.........................      74,883,000        74,342,000
   Retained earnings since November 15, 1988..............      11,696,000        11,544,000
                                                              ------------      ------------

Total Stockholders' Equity................................      86,900,000        86,204,000
                                                              ------------      ------------

Total Liabilities and Stockholders' Equity................    $141,716,000      $139,265,000
                                                              ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the Three and Six Months Ended June 30
                                  (Unaudited)

                                                    Three Months Ended        Six Months Ended
                                                         June 30                  June 30
                                                 -----------------------   -----------------------
                                                    1998         1997         1998         1997
                                                 ----------   ----------   ----------   ----------
Resource Revenues
 Ongoing Operations
  Water resource...............................  $1,169,000   $1,164,000   $2,338,000   $2,297,000
  Property redevelopment.......................     332,000      389,000      677,000      731,000
  Income from equity method investments........   1,261,000    1,250,000    1,113,000    1,227,000
                                                 ----------   ----------   ----------   ----------

   Total ongoing operations....................   2,762,000    2,803,000    4,128,000    4,255,000
                                                 ----------   ----------   ----------   ----------

 Interim Activities
  Lease, service and other.....................     304,000      418,000      611,000      803,000
                                                 ----------   ----------   ----------   ----------

   Total resource revenues.....................   3,066,000    3,221,000    4,739,000    5,058,000
                                                 ----------   ----------   ----------   ----------

Resource Operating Costs
 Operations and maintenance....................     317,000      326,000      651,000      631,000
 Administrative support expenses...............     533,000      548,000    1,233,000    1,076,000
                                                 ----------   ----------   ----------   ----------

   Total resource operating costs..............     850,000      874,000    1,884,000    1,707,000
                                                 ----------   ----------   ----------   ----------

Income from Resources..........................   2,216,000    2,347,000    2,855,000    3,351,000

 Corporate general and administrative expenses.   1,103,000    1,059,000    2,113,000    2,175,000
                                                 ----------   ----------   ----------   ----------

Income from Operations.........................   1,113,000    1,288,000      742,000    1,176,000

 Net Interest expense..........................     259,000      237,000      474,000      420,000
                                                 ----------   ----------   ----------   ----------

Income before Income Tax Provision.............     854,000    1,051,000      268,000      756,000

 Income tax provision
  Currently payable............................       7,000       16,000       14,000       23,000
  Deferred tax expense credited to equity......     356,000      431,000      102,000      303,000
                                                 ----------   ----------   ----------   ----------

Net Income.....................................  $  491,000   $  604,000   $  152,000   $  430,000
                                                 ==========   ==========   ==========   ==========

Basic Earnings Per Share.......................  $      .05   $      .06   $      .01   $      .04
                                                 ==========   ==========   ==========   ==========

Diluted Earnings Per Share.....................  $      .05   $      .06   $      .01   $      .04
                                                 ==========   ==========   ==========   ==========

Basic Weighted Average Number of Shares
 Outstanding...................................  10,678,000   10,514,000   10,644,000   10,510,000

Diluted Weighted Average Number of Shares
 Outstanding...................................  10,852,000   10,762,000   10,828,000   10,747,000


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the Six Months Ended June 30
                                  (Unaudited)


                                                         1998          1997
                                                      -----------   -----------
Cash Flows from Operating Activities
 Net income........................................   $   152,000   $   430,000
 Equity income in Penske Motorsports, Inc and
  West Valley MRF, LLC.............................    (1,113,000)   (1,065,000)

 Deferred tax expense..............................       102,000       303,000
 Depreciation and amortization.....................       220,000       378,000
 Allowance for doubtful accounts...................        (3,000)      353,000
 Changes in assets:
   Receivables and other...........................       226,000      (736,000)
 Changes in liabilities:
   Current liabilities.............................      (343,000)      129,000
   Long-term accrued liabilities...................       206,000           ---
                                                      -----------   -----------

 Net cash flows from operating activities..........      (553,000)     (208,000)
                                                      -----------   -----------

Cash Flows from Investing Activities
 Minority interest and other liabilities...........       506,000       667,000
 Note receivable collections.......................       381,000           ---
 Capital expenditures..............................    (2,428,000)   (4,819,000)
 Environmental remediation expenditures............    (1,197,000)     (968,000)
 Other investments.................................           ---      (225,000)
                                                      -----------   -----------

 Net cash flows from investing activities..........    (2,738,000)   (5,345,000)
                                                      -----------   -----------

Cash Flows from Financing Activities
 Issuance of common stock..........................       205,000        75,000
 Principal payments on note payable................    (5,102,000)     (120,000)
 Borrowings under revolver-to-term credit facility.     7,750,000     2,000,000
 Payment of loan fees..............................       (50,000)     (150,000)
                                                      -----------   -----------

 Net cash flows from financing activities..........     2,803,000     1,805,000
                                                      -----------   -----------

Net Changes in Cash and Cash Equivalents...........      (488,000)   (3,748,000)

Cash and Cash Equivalents at Beginning of Year.....     4,330,000     8,482,000
                                                      -----------   -----------

Cash and Cash Equivalents at End of Quarter........   $ 3,842,000   $ 4,734,000
                                                      ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     for the Six Months Ended June 30, 1998
                                  (Unaudited)



                                       Common Stock       Capital In
                                  ---------------------   Excess of      Retained
                                    Shares      Amount    Par Value      Earnings        Total
                                  ----------   --------   -----------   -----------   -----------
Balance at December 31, 1997....  10,591,240   $318,000   $74,342,000   $11,544,000   $86,204,000

   Issuance of shares of
     Common stock...............     102,317      3,000       439,000           ---       442,000

   Provision for income tax
     Credited to equity.........         ---        ---       102,000           ---       102,000

   Net Income...................         ---        ---           ---       152,000       152,000
                                  ----------   --------   -----------   -----------   -----------

Balance at June 30, 1998........  10,693,557   $321,000   $74,883,000   $11,696,000   $86,900,000
                                  ==========   ========   ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  BASIS OF PRESENTATION

     The unaudited, consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997, as well as related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at June 30, 1998, and results of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997.


Note 2.  CUCAMONGA LEASE

     The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. The Company continued its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995 or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March, 1998. After the trial, the Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to in good faith negotiate a new substitute rate. If the parties are unable to agree on a substitute rate, the matter in effect goes to arbitration. There is no specified time period in which the new MWD Lease rate must be established. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct Lease Rate, the Company has elected to reserve the full amount in dispute and report revenues on the basis of amounts received. The total amount of lease payments in dispute as of June 30, 1998 is approximately $1,450,000.


Note 3.  SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended June 30, 1998 and 1997 the Company issued $142,000 and $258,000 of common stock, respectively, for the payment of bonuses and compensation.


Note 4.  LONG TERM DEBT

     At the end of the second quarter the Company paid off the remaining $5,000,000 of Lusk Note, utilizing $5,000,000 in additional borrowings under the Company's $30,000,000 revolving-to-term credit facility with Union Bank. As of June 30, 1988 the Company has $11,750,000 of long term debt, all of which is under its $30,000,000 revolving-to-term credit facility with Union Bank.

                     KAISER VENTURES INC. AND SUBSIDIARIES


Note 5.  COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

     The Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $18 million and $29 million, depending upon which approved remediation alternatives are eventually selected.

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

     Cucamonga Litigation. During March 1998, a trial was held on the Company's lease rate dispute with Cucamonga. The San Bernardino County Superior Court ruled in the Company's favor by finding that the July 1, 1995, rate restructuring by Metropolitan Water District discontinued the rate payable under the terms of the Cucamonga Lease. The Court's written Statement of Decision was released on June 16, 1998. The parties are now required to attempt to negotiate a substitute rate in accordance with the terms of the Cucamonga Lease. For additional information see in this 10-Q Report "Introduction - Business Update - Investment in Fontana Union Water Company".

     Eagle Mountain Landfill Project EIR Litigation and Related Matters. In February 1998, the San Diego County Superior Court ruled adverse to the Company and MRC in finding that the new

                     KAISER VENTURES INC. AND SUBSIDIARIES


environmental impact report for the Landfill Project continued to be deficient in two major areas: (i) the analysis of the impacts to the protected desert tortoise; and (ii) the impacts to Joshua Tree National Park. The Superior Court's final order in the matter was issued in May, 1998. Related to the EIR litigation, opponents to the landfill took action in the second quarter to seek the award of up to approximately $450,000 in attorneys' fees and to seek to hold MRC and the Company in contempt of Court for railroad maintenance activities that are alleged to be in violation of the San Diego Superior Court's orders in the case. On August 7, 1998, the court awarded approximately $238,000 in attorneys' fees to project opponents. Payment of these fees will be held in abeyance until a final decision in the current appeal. Although the final resolution of this decision is uncertain due to the current appeal, management believes the ultimate outcome will not have a material adverse financial impact to the Company. For additional information on this litigation, see "Introduction Business Update - Waste Management - Eagle Mountain" of this 10-Q Report, as well as the Company's 1997 10-K Report.

     Settlements. As discussed in extensive detail in the Company's 1997 Form 10-K Report, the Company, Kaiser Steel Corporation and KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate) were named or became cross-defendants in certain litigation in the U.S. Federal District Court in Northern California (Case No. C-93-1114 CW) commenced by IMACC Corporation against Dorothy Warburton and others seeking a determination of liability, contribution and indemnification for the costs of environmental remediation of two sites that had been used by IMACC. At one time, Kaiser Steel Corporation operated the business operated by IMACC at such sites. This litigation, except for attorneys' fees disputes, was previously resolved. Two of the defendants in the litigation through an insurance carrier asserted that IMACC and the Company were liable to it for up to $1.7 million in attorneys' fees. This matter was tentatively resolved in the second quarter. The Company will have no liability or required contribution toward any settlement of this particular matter.

     In addition to the tentative settlement of the final IMACC matter, a settlement was reached among all the parties in the Nippon Fire & Marine Insurance Co. litigation (Federal District Court for the Central District of California Case No. CV97-9558 CBM (VAPx)) in which it was asserted that the Company, along with others, was liable for the theft of lap top computers from a semi-truck owned by a former tenant that was parked on the Mill Site Property. The value of the cargo was asserted to be approximately $1.8 million. The Company's contribution to the settlement was less than $50,000.


Item 2.  CHANGES IN SECURITIES

         None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         On June 30, 1998 the Company held its annual meeting of stockholders. The only action taken by the stockholders was a vote on the election of eleven directors for the Company for the ensuing year. The stockholders re-elected the current eleven members of the Board of Directors. The vote on each nominee to the Board was as follows:

                     KAISER VENTURES INC. AND SUBSIDIARIES

   Election to the Board of Directors Votes For   Votes For   Votes Withheld
   --------------------------------------------   ---------   --------------
   Ronald E. Bitonti...........................   9,768,279        94,462
   Todd G. Cole................................   9,854,358         8,383
   Gerald A. Fawcett...........................   9,772,939        89,802
   Gary E. Gibbons.............................   9,773,274        89,467
   Reynold C. MacDonald........................   9,770,717        92,024
   William J. Morgan...........................   9,857,044         5,697
   Charles E. Packard..........................   9,856,974         5,767
   Thomas S. Rabone............................   9,767,818        94,923
   Lyle B. Stevenson...........................   9,771,776        90,965
   Richard E. Stoddard.........................   9,856,639         6,102
   Marshall F. Wallach.........................   9,856,917         5,824


Item 5.  OTHER INFORMATION

         A.  See the "Introduction" section of this Form 10-Q Report.

         B. During the second quarter, the Company's Special Committee continued its work, assisted by Merrill Lynch and other advisors, in evaluating strategic alternatives for the Company and its assets.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits
             --------

             Exhibit 27 - Financial Data Schedule for second quarter 10-Q.

         B.  Reports on Form 8-K.
             --------------------

             None.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KAISER VENTURES INC.


Dated:  August 12, 1998                  /s/ James F. Verhey
                                         ----------------------------
                                         James F. Verhey
                                         Principal Financial Officer