Form 10-Q
period 1998-09-30
KAISER VENTURES INC
filed 1998-11-12
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1998        Commission File Number 0-18858



                              KAISER VENTURES INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                      94-0594733
   -------------------------------                     -------------------
   (State of other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


                    3633 East Inland Empire Blvd., Suite 850
                           Ontario, California  91764
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

                                Yes X  No
                                   ---   ---
On October 30, 1998, the Company had 10,685,257 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q


                                                                      PAGE
                                                                      ----
INTRODUCTION

  BUSINESS UPDATE....................................................    1

PART I

  Item 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS......................    6

  ITEM 2.  FINANCIAL STATEMENTS......................................   16

           CONSOLIDATED BALANCE SHEETS...............................   16

           CONSOLIDATED STATEMENTS OF OPERATIONS.....................   18

           CONSOLIDATED STATEMENTS OF CASH FLOWS.....................   19

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY.   20

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................   21

PART II

  ITEM 1.  LEGAL PROCEEDINGS.........................................   23

  ITEM 2.  CHANGES IN SECURITIES.....................................   24

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................   24

  ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.........   24

  ITEM 5.  OTHER INFORMATION.........................................   24

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................   24

SIGNATURES...........................................................   25


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

     THE READER IS ENCOURAGED TO READ THIS FORM 10-Q REPORT IN CONJUNCTION WITH THE 10-K REPORT AND THE 10-Q REPORTS FOR THE FIRST AND SECOND QUARTER FOR 1998 SINCE THE INFORMATION CONTAINED HEREIN IS OFTEN AN UPDATE OF THE INFORMATION IN SUCH REPORTS.

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

                            ADDITIONAL INFORMATION

  A reader of this Form 10-Q Report is strongly encouraged to read the entire report, together with the Company's 1997 Form 10-K Report and its Form 10-Q Reports for the first and second quarter for 1998, for background information and a complete understanding as to material developments concerning the Company.


                                 INTRODUCTION

BUSINESS UPDATE

General

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments in water resources, motorsports, property redevelopment and solid waste management. The Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 11.46% interest in Penske Motorsports, Inc. ("PMI"), a publicly-traded professional motorsports company that has developed the California Speedway ("TCS") on land acquired from the Company; (iii) approximately a 74% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (v) approximately 629 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"), a portion of which is currently being developed as the Kaiser Commerce Center; and (vi) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes

                     KAISER VENTURES INC. AND SUBSIDIARIES

the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project.

Investment in Fontana Union Water Company

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga pursuant to a 102-year take-or-pay lease expiring in 2092 (the "Cucamonga Lease"). Currently, the Company's pro rata interest in unclaimed water raises its effective interest in Fontana Union to 57.33%. Under the terms of the Cucamonga Lease, Cucamonga's payments to the Company are based upon established fixed quantities of water for most of the applicable sources, multiplied by a fixed percentage of a water rate from the Metropolitan Water District of Southern California ("MWD") as available through the Chino Basin Municipal Water District as it may change from time-to-time (the "Lease Rate").

  As a result of changed rates and a new rate structure implemented by MWD as of July 1, 1995, the Company and Cucamonga became involved in a rate dispute under the terms of the Cucamonga Lease. After a trial held in March 1998, the Court concluded that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. The Court's written Statement of Decision confirming its oral rulings announced from the bench in March was released on June 16, 1998. The terms of the Cucamonga Lease require the parties to negotiate, in good faith, a new substitute rate. If the parties are unable to agree on a substitute rate, the matter is referred to arbitration. There is no specified time period in which the new substitute rate must be established. Cucamonga and the Company commenced negotiations in the third quarter. However, such negotiations, to date, have not resulted in a new substitute rate. There is no guarantee that any future negotiations will be successful and that the matter will not ultimately need to be resolved in arbitration.

  During the first quarter of 1998, the Company, through its wholly-owned subsidiary Fontana Water Resources, Inc., initiated litigation under the California Environmental Quality Act ("CEQA") against San Bernardino County and various land owners in connection with the proposed expansion of the Mid-Valley Sanitary Landfill owned by San Bernardino County. In summary, the Company is primarily concerned about water quality and quantity issues pertaining to one water source of Fontana Union. San Bernardino County has acknowledged the issues raised by the Company and others and has also publicly acknowledged that the landfill is a source of contamination to groundwater. On October 9, 1998, the California Regional Water Quality Control Board - Santa Ana Region, determined that the Mid-Valley Sanitary Landfill was contaminating groundwater and it issued a clean-up and abatement order against San Bernardino County. Despite the contamination to groundwater the Company has not, to date, experienced any reduction in revenues pursuant to the Cucamonga Lease. Settlement negotiations are ongoing, but there is no assurance that there will be a satisfactory settlement of the litigation. The case was scheduled to be heard in San Bernardino County Superior Court in November 1998, but due to the status of settlement negotiations, the trial has been indefinitely postponed.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

  PMI is a leading promoter and marketer of professional motorsports in the United States as well as an owner and operator of speedway facilities. PMI currently owns: (i) Michigan International Speedway, Inc. which owns and operates the Michigan Speedway ("MIS"), in Brooklyn, Michigan; (ii) The California Speedway Corporation, which owns and operates TCS near Los Angeles, California; (iii) Pennsylvania International Raceway, Inc. which owns and operates the Nazareth Motor Speedway ("Nazareth") in Nazareth, Pennsylvania;
(iv) North Carolina Motor Speedway, Inc. which owns and operates the North Carolina Motor Speedway ("NCMS") in Rockingham, North Carolina; (v) a forty-five percent (45%) interest in Homestead-Miami, LLC, the operator of the Metro-Dade Homestead Motorsports Complex in Dade County, Florida; (vi) Motorsports International Corp. ("MIC"), a motorsports apparel and memorabilia company; and
(vii) Competition Tire West, Inc. and Competition Tire South, Inc., distributors of Goodyear racing tires in the mid-west and southern regions of the United States.

  For the third quarter of 1998, PMI announced gross revenues of $35.2 million and a net profit of $3.5 million or $0.25 per share. For the first nine months of the year, PMI announced net income of approximately $12.7 million or $.90 per share. Due to the seasonal nature of racing, losses are anticipated in the first quarter of the year and profits in the second, third and fourth quarters. As a result, the Company's reported share of PMI's net income/loss will reflect the seasonal nature of PMI's business. The Company began accounting for its share of PMI's net income as of April 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The following table sets forth the range of the low and high reported bid price of PMI's common stock for the first nine months of 1998, as reported on the NASDAQ National Market System.

              1998:                          Low         High
                                          ---------    --------
              First Quarter                 $24.75      $32.00
              Second Quarter                $28.75      $33.88
              Third Quarter                 $16.88      $32.50

  On November 3, 1998, the reported closing price of PMI's common stock was $23.125.

Property Redevelopment

  Mill Site Redevelopment Plan. The Company currently is undertaking various activities to redevelop portions of the Mill Site Property. Depending upon the final redevelopment plan and after taking into account slope loss, rail road easements, the San Sevaine flood control channel, proposed streets and highway improvements, the sewer treatment facility, and other similar items, the Company anticipates having approximately 500 useable acres available for development. Following is a summary of the progress of the Company's redevelopment plans since the second quarter of 1998.

  In April 1997, the Company filed an application for a Specific Plan with San Bernardino County for all of the Mill Site Property except for: (i) approximately 26 acres within the City of Rancho Cucamonga; (ii) approximately 135 acres constituting the East Slag Pile property; (iii) the remaining NAPA Lot of approximately 15 acres (already permitted); and (iv) the balance of the Mill Site reserved for possible expansion of the West Valley MRF, approximately 5 acres (already permitted). The property being entitled and permitted which totals, approximately 448 acres (net), is referred to as the "Kaiser Commerce Center."

  The Specific Plan application identified a wide variety of potential uses for the Kaiser Commerce Center. Potential uses include a rail-served distribution and commercial park, an inter-modal rail-truck

                     KAISER VENTURES INC. AND SUBSIDIARIES

distribution center, warehousing, a commercial truck stop, as well as other commercial and recreational uses.

  In the furtherance of the entitlement process for the Kaiser Commerce Center, an environmental impact report ("EIR") (required pursuant to the CEQA) was prepared and released to the public in early October 1998. The public will have until December 3, 1998, to submit comments on the draft EIR. San Bernardino County will subsequently prepare a final EIR that will include responses to the comments received on the draft EIR. After release of the Kaiser Commerce Center final EIR, it is anticipated there will be public hearings before both the San Bernardino County Planning Commission and by the San Bernardino Board of Supervisors on the Kaiser Commerce Center Project. It is currently anticipated that the entitlement process should be completed by mid-1999.

  Separately, but in anticipation of the redevelopment of the Mill Site Property, required environmental remediation continues to be undertaken. In addition, the Company continues to terminate leases with tenants at the Mill Site Property in anticipation of the redevelopment of the property. Only a few tenants remained on the Mill Site Property as of September 30, 1998, and it is anticipated that all tenants will be off the site by year-end.

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

  As noted in previous reports, significant capital funds will be required to implement the infrastructure and access improvements. Consistent with the Company's overall development strategy, the Company intends to minimize its capital investments for these improvements by seeking public or private financing sources; by land sales; by structuring joint ventures and leases; or by contributing portions of the land for an ownership interest in operating companies seeking to develop the land. In this regard, Congress allocated approximately $1.5 million in the Federal highway and transportation legislation that became law in June 1998 toward the costs of the planned improvements to the Etiwanda and I-10 Freeway interchange. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Waste Management

West Valley Materials Recovery Facility

  The Company, through a wholly-owned subsidiary, and Burrtec Waste Industries, Inc., also through a wholly-owned subsidiary, each own a fifty percent (50%) interest in West Valley MRF, LLC, a limited liability Company that owns the West Valley MRF. Phase 1 of the West Valley MRF, which includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services, was constructed and equipped, in the last half of 1997. It became fully operational in January 1998. The West Valley MRF currently receives and processes approximately 1,000 to 1,200 tons per day of non-hazardous commercial and municipal solid waste.

  In February 1998, San Bernardino County asserted that the West Valley MRF's current operations are in violation of the MRF's conditional use permit because much of the waste processed at the West Valley MRF is deposited into landfills outside San Bernardino County. One of the purported conditions in the West Valley MRF's conditional use permit states that the residue from the MRF is to be deposited into San Bernardino County landfills until November 23, 1998. West Valley MRF, LLC believes that

                     KAISER VENTURES INC. AND SUBSIDIARIES

this purported condition is invalid and not enforceable and, in February 1998, communicated its position to San Bernardino County. San Bernardino County has not responded to the West Valley MRF LLC's position, but did initiate discussions with the West Valley MRF, LLC to determine if there can be a mutually acceptable arrangement pursuant to which the West Valley MRF can be integrated into the County's landfill system without adversely impacting the economics of the West Valley MRF. Such discussions remain ongoing but sporadic. Litigation could result if these negotiations do not reach a mutually acceptable conclusion. In the unlikely event that San Bernardino pursues its assertion of violation and their assertion is upheld, the violation could lead to the revocation of the conditional use permit under which the West Valley MRF operates.

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

  EIR Litigation, Appeal and Related Matters. After the September 1997 approval of the new environmental impact report for the Landfill Project, (the "Project EIR"), the litigation with respect to the Project EIR resumed. On February 17, 1998, Judge Judith McConnell of the San Diego County Superior Court issued her final ruling with respect to the litigation before her on the new Project EIR. Judge McConnell in her final ruling found that the new Project EIR remained inadequate in evaluating the Landfill Project's impacts in two general areas:
(i) the threatened desert tortoise; and (ii) impacts to Joshua Tree National Park. Details of Judge McConnell's ruling are contained in previous reports. MRC, the Company and Riverside County have appealed the Superior Court's decision and their opening appeal brief was filed on September 3, 1998. It is anticipated that all briefs in the appeal will be filed by year-end. The appeal process is anticipated to extend throughout 1999.

  In connection with the Project EIR litigation, project opponents filed a motion with the San Diego Superior Court seeking the award of approximately $450,000 in attorneys' fees against MRC, the Company and Riverside County. On August 7, 1998, the Court awarded project opponents approximately $238,000 in attorneys' fees. In September 1998, the Court reconsidered its August 1998 ruling and awarded additional attorneys' fees and costs to project opponents. The total fees and costs awarded to landfill opponents is now approximately $300,000. The award of attorneys' fees has been appealed. Payment of the awarded attorneys' fees will be held in abeyance pending a decision in the appeal of the Superior Court's decision.

  In addition, landfill opponents sought to hold MRC and the Company in contempt of court as a result of alleged violations of Judge McConnell's 1994 and 1998 orders. In summary, the Company undertook maintenance activities in connection with its private rail line, with such activities most recently being conducted in anticipation of the then forecasted El Nino weather impacts. These maintenance activities involved such items as cleaning out culverts, placing rip-rap around culverts to prevent washouts and weed abatement. The opponents sought the imposition of a fine of $1,000 for each item undertaken since the issuance of Judge McConnell's order in 1994. On September 3, 1998, Judge McConnell ruled in favor of the Company and MRC and found that the activities performed did not violate her orders or the California Environmental Quality Act.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  MRC Private Placement. In October 1998, MRC approved a private placement of its common stock to its existing shareholders totaling $3,250,000. The Company has agreed to subscribe up to eighty percent (80%) of such amount. Upon completion of this private placement, the Company will have invested a total of approximately $12.1 million through a series of private placements. Even with the anticipated successful completion this private placement, future funds will be needed to continue MRC's operations. MRC continues to evaluate and seek, as appropriate, additional sources of funding which could include third party investors, waste commitments and/or the sale of air space or other similar transactions.

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


                                    PART I

Item 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Section 1:  Operating Results

General

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments in water resources, motorsports, property redevelopment and solid waste management. The Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 11.46% interest in Penske Motorsports, Inc. ("PMI"), a publicly-traded professional motorsports company that has developed the California Speedway ("TCS") on land acquired from the Company; (iii) approximately a 74% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (v) approximately 629 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"), a portion of which is currently being developed as the Kaiser Commerce Center; and (vi) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflect Kaiser's share of income related to those equity investments (i.e., PMI) and, starting in 1998, joint ventures (i.e., West Valley MRF) which the Company accounts for under the equity method.

Interim Activities

  Revenues from interim activities are generated from various sources primarily related to the Mill Site Property. Significant components of interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities. The revenues from these activities will continue to decline as development of the Company's long-term projects progress.

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

  In addition, due to the concentration of motorsport racing events between April and November, PMI's operations have been, and will continue to be, seasonal. As a result, the Company's reported share of undistributed equity in the earnings of PMI will likely be positive (income) in the second, third and fourth quarters and negative (loss) in the first quarter.

Results of Operations

Analysis of Results for the Quarters Ended September 30, 1998 and 1997

  An analysis of the significant components of the Company's resource revenues for the quarters ended September 30, 1998 and 1997 follows:

                                             1998         1997      % Inc. (Dec)
                                          ----------   ----------   ------------
Ongoing Operations
 Water resource........................   $1,176,000   $1,165,000          1%
 Property redevelopment................      468,000      383,000         22%
 Income (loss) from equity method
   investments.........................      402,000    1,000,000        (60%)
                                          ----------   ----------
  Total ongoing operations.............    2,046,000    2,548,000        (20%)

Interim Activities
 Lease, service and other..............      370,000      429,000        (14%)
                                          ----------   ----------
  Total resource revenues..............   $2,416,000   $2,977,000        (19%)
                                          ==========   ==========
Revenues as a Percentage of Total
Resource Revenues:
 Ongoing operations....................           85%          86%
 Interim activities....................           15%          14%
                                          ----------   ----------
  Total resource revenues..............          100%         100%
                                          ==========   ==========

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Resource Revenues. Total resource revenues for the third quarter of 1998 were $2,416,000, compared to $2,977,000 for 1997. Revenues from ongoing operations decreased 20% during the quarter to $2,046,000 from $2,548,000 in 1997, and revenues from interim activities decreased 14% to $370,000 from $429,000 in 1997. Revenues from ongoing operations as a percentage of total revenues decreased slightly to 85% from 86%.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,176,000 during the third quarter of 1998 compared to $1,165,000 for 1997. The slight increase in water revenues during the quarter primarily reflects: (a) an increase, as of July 1, 1998, in the lease rate being paid by Cucamonga from $351.75 to $354.00 per acre foot; and
(b) an increase, effective January 1, 1998, in the Company's effective interest in Fontana Union from 55.66% to 57.33%, due to a decline in the number of Fontana Union shareholders taking water.

  During the first nine months in 1998, the Company continued its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995, or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March 1998. After the trial, the Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to negotiate in good faith a new substitute rate. If the parties are unable to agree on a substitute rate, the matter in effect goes to arbitration. There is no specified time period in which the new substitute MWD rate must be established. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease.

  Property redevelopment revenues were $468,000 for the third quarter of 1998 compared to $383,000 for 1997. The 22% increase from 1997 is primarily a result of the reversal of an expense accrual from 1997 ($142,000) being partially offset by lower tenant revenue at Eagle Mountain ($10,000) and decreases in iron ore sales from the California Mines ($49,000).

  Income from equity method investments was $402,000 for the third quarter of 1998 compared to $1,000,000 for 1997. The decrease of $598,000 reflects lower equity income from PMI due to the shifting of race events (i.e., the CART Race at the California Speedway) from the 3rd to the 4th quarter.

  Interim Activities. Revenues from interim activities for the third quarter of 1998 were $370,000 compared to $429,000 for 1997. The 14% decrease in revenues from interim activities in 1998 is primarily attributable to: (a) lower revenues from tenant rental and services and scrap and metallics sales at the Mill Site due to the continuing real estate re-development activities being conducted there ($54,000); and (b) lower tenant service and miscellaneous revenue at Eagle Mountain ($4,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the third quarter of 1998 decreased to $854,000 from $916,000 in 1997. Operations and maintenance costs for 1998 were $346,000 compared to $357,000 for 1997. The 3% decrease in 1998 operations and maintenance costs was primarily due to lower maintenance and supplies costs for buildings and equipment ($11,000). Administrative support expenses for the third quarter of 1998 decreased 9% to $508,000 from $559,000 for 1997. This decrease was primarily due to lower professional and outside consulting ($19,000) and lower insurance expense ($33,000).

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter of 1998 increased 7% to $976,000 from $912,000 for 1997. The increase is primarily due to higher professional and outside consulting expenses ($161,000) being partially offset by lower salaries and benefits, insurance, board of director expenses, depreciation and office expenses ($92,000).

  Net Interest Expense. Net interest expense for the third quarter of 1998 was $254,000 compared to $276,000 in 1997. The $22,000 decrease was due primarily to: a decrease in the amortization of deferred loan fees ($51,000) being partially offset by higher interest expense ($30,000) associated with $2,650,000 in additional long term debt ($7,750,000 in additional borrowings under the Company's Union Bank of California ("Union Bank") revolving-to-term credit facility less the payoff of the Lusk loan ($5,102,000) which occurred in June 1998.

  Pre-Tax Loss and Income Tax Provision. The Company recorded income before income tax provision of $332,000 for the third quarter of 1998, a 62% decrease from $873,000 recorded in 1997. An income tax provision of $143,000 was recorded in the third quarter of 1998 as compared with a $380,000 tax provision in 1997. Historically, over 90% of the tax provisions are not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOL's"). Consequently, pretax income is an important indicator of the Company's performance.

  Net Income. For third quarter of 1998, the Company reported net income of $189,000, or $.02 per share, a 62% decrease from the net income of $493,000, or $.05 per share, reported for 1997.

Analysis of Results for the Nine Months Ended September 30, 1998 and 1997

  An analysis of the significant components of the Company's resource revenues for the first nine months ended September 30, 1998 and 1997 follows:

                                            1998         1997      % Inc. (Dec)
                                         ----------   ----------   ------------
Ongoing Operations
 Water resource.......................   $3,514,000   $3,462,000          2%
 Property redevelopment...............    1,145,000    1,114,000          3%
 Income (loss) from equity method
   investments........................    1,515,000    2,227,000        (32%)
                                         ----------   ----------
  Total ongoing operations............    6,174,000    6,803,000         (9%)

Interim Activities
 Lease, service and other.............      981,000    1,232,000        (20%)
                                         ----------   ----------
  Total resource revenues.............   $7,155,000   $8,035,000        (11%)
                                         ==========   ==========
Revenues as a Percentage of Total
Resource Revenues:
 Ongoing operations...................           86%          85%
 Interim activities...................           14%          15%
                                         ----------   ----------
  Total resource revenues.............          100%         100%
                                         ==========   ==========

  Resource Revenues. Total resource revenues for the first nine months of 1998 were $7,155,000, compared to $8,035,000 for 1997. Revenues from ongoing operations decreased 9% during the nine months to $6,174,000 from $6,803,000 in 1997, and revenues from interim activities decreased 20% to $981,000 from $1,232,000 in 1997. Revenues from ongoing operations as a percentage of total revenues increased slightly to 86% in 1998 from 85% in 1997.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $3,514,000 during the first nine months of 1998 compared to $3,462,000 for 1997. The 2% increase in water revenues during the quarter primarily reflects: (a) an increase, as of July 1, 1998, in the lease rate being paid by Cucamonga from $351.75 to $354.00 per acre foot; and (b) an increase, effective January 1, 1998, in the Company's effective interest in Fontana Union from 55.66% to 57.33%, due to a decline in the number of Fontana Union shareholders taking water.

  During the first nine months in 1998, the Company continued its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995, or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March 1998. After the trial, the Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to negotiate in good faith a new substitute rate. If the parties are unable to agree on a substitute rate, the matter in effect goes to arbitration. There is no specified time period in which the new substitute MWD rate must be established. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease.

  Property redevelopment revenues were $1,145,000 for the first nine months of 1998 compared to $1,114,000 for 1997. The 3% increase from 1997 is primarily the result of the reversal of an expense accrual from 1997 ($142,000) and an increase in revenue from the sewer treatment plant ($22,000) being partially offset by lower aggregate sales and tenant revenue at Eagle Mountain ($55,000) and decreases in iron ore sales from the California Mines ($76,000).

  Income from equity method investments was $1,515,000 for the first nine months of 1998 compared to $2,227,000 for 1997. The $712,000 decrease reflects lower equity income from PMI due to the shifting of race events (i.e., the CART Race at the California Speedway) from the 3rd to the 4th quarter ($510,000) plus the elimination of the management fee which the Company received from PMI through March 31, 1997, ($162,000) being partially offset by equity income from the WVMRF which opened in January of this year ($40,000).

  Interim Activities. Revenues from interim activities for the first nine months of 1998 were $981,000 compared to $1,232,000 for 1997. The 20% decrease in revenues from interim activities in 1998 is primarily attributable to: (a) lower revenues from tenant rental and services, and scrap and metallics sales at the Mill Site due to the continuing real estate re-development activities being conducted there ($211,000); and (b) lower tenant service and miscellaneous revenue at Eagle Mountain ($40,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the first nine months of 1998 increased to $2,738,000 from $2,623,000 in 1997. Operations and maintenance costs for 1998 were $997,000 compared to $988,000 for 1997. The 1% increase in 1998 operations and maintenance costs was primarily due to higher maintenance and supplies costs for buildings and equipment ($9,000). Administrative support expenses for the first nine months of 1998 increased 6% to $1,741,000 from $1,635,000 for 1997. This increase was primarily due to higher outside legal costs ($190,000) principally associated with the Cucamonga Lease and the Mill Site, plus higher depreciation expense mainly related to the recently completed sewer plant improvements at the Mill Site ($54,000) being partially offset by lower insurance expense ($96,000) and lower employee compensation expenses ($34,000).

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 1998 increased less than 1% to $3,089,000 from $3,087,000 for 1997. The slight increase is primarily due to higher professional and outside consulting expenses ($152,000) being partially offset by lower payroll and related expenses due to the retirement, at the end of 1997, of the Company's president and the distribution of his duties amongst the remaining officers ($89,000) plus lower insurance, depreciation and office expenses ($61,000).

  Net Interest Expense. Net interest expense for the first nine months of 1998 was $728,000 compared to $696,000 in 1997. The increase was due primarily to: higher interest expense ($100,000) associated with the $2,650,000 in additional long term debt ($7,750,000 in additional borrowings under the Company's Union Bank revolving-to-term credit facility less the payoff of the Lusk note ($5,102,000) which occurred in June 1998; and lower capitalized interest expense relating to the development of the Mill Site ($180,000) being partially offset by a decrease in the amortization of deferred loan fees ($249,000).

  Pre-Tax Loss and Income Tax Provision. The Company recorded income before income tax provision of $600,000 for the first nine months of 1998, a 63% decrease from the $1,629,000 recorded in 1997. An income tax provision of $259,000 was recorded in the first nine months of 1998 as compared with the $706,000 recorded in 1997.

  Net Income. For first nine months of 1998, the Company reported net income of $341,000, or $.03 per share, a 63% decrease from the net income of $923,000, or $.09 per share, reported for 1997.

                         Section 2:  Financial Position

  Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $2,058,000 to $2,272,000 at September 30, 1998 from $4,330,000 at December 31, 1997. Included in cash and cash equivalents is $1,746,000 and $1,984,000 held solely for the benefit of MRC at September 30, 1998 and December 31, 1997, respectively. The decrease in cash and cash equivalents is primarily due to: (a) capital expenditures ($3,507,000); (b) environmental remediation costs ($1,855,000); (c) payoff of the Lusk note ($5,102,000); and (d) cash used by operations ($343,000) being mostly offset by: (a) collections on notes receivable ($406,000); (b) borrowings under the Company's Union Bank revolving-to-term credit facility ($7,750,000); (c) equity funding by the MRC minority partners ($510,000); (d) the issuance of common stock relating to the exercise of stock options ($133,000).

  Working Capital. During the first nine months of 1998, current assets decreased $2,686,000 to $4,593,000 while current liabilities decreased $562,000 to $11,402,000. The decrease in current assets resulted from the $2,058,000 decrease in cash and cash equivalents plus a $318,000 decline in accounts receivable, and the $310,000 reduction in the current portion of the note receivable. The decrease in current liabilities resulted primarily from the payment of accruals. Included in current liabilities as of September 30, 1998 is $925,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first nine months of 1998 by $2,124,000 to a negative $6,809,000 at September 30, 1998.

  Real Estate. Real Estate increased $451,000 during 1998 due to continue redevelopment of the Mill Site properties.

  Investments. There was a $1,515,000 increase in the Company's investments in PMI and WVMRF during the first nine months of 1998. The increase is due to the Company's recording of its equity share

                     KAISER VENTURES INC. AND SUBSIDIARIES

of PMI's and WVMRF's income of the first nine months of 1998 of $1,475,000 and $40,000, respectively.

  Other Assets. The increase in other assets ($2,401,000) is primarily related to: (a) capitalized landfill permitting and development costs incurred by MRC ($2,546,000) partially offset by an increase in accumulated depreciation as of September 30, 1998 ($327,000).

  Environmental Remediation. As is discussed extensively in Part I, "Property Redevelopment, Mill Site Environmental", the Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $18 million and $29 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected. In order to provide better information regarding these future remediation and other environmental costs, the Company elected to restate its balance sheets to show as a separate liability rather than, as previously, an offset to land, the amount of future environmental related costs reflected in its financial statements. The restatement reflects the original $34.7 million remediation adjustment to land; the $6.6 million groundwater remediation reserve recorded in 1988 when the Company emerged from bankruptcy as the reorganized successor of KSC; and the net $12.5 million in environmental insurance litigation settlement proceeds received in 1995 being offset by approximately $25.1 million in remediation and other environmental costs expended through September 30, 1998. The Company's decision to restate its balance sheet is based upon, among other things, the more extensive investigation and remediation activities that have been pursued over the past three years and the Company's ability to better estimate the probable range of future remediation and other environmental costs.

  As of September 30, 1998, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet were approximately $28.7 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $30.7 million as of December 31, 1997. The decrease is a result of the $1,990,000 in remediation and other environmental costs incurred in the first nine months of 1998 on the Mill Site property.

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

  Long-term Debt. As of September 30, 1998, the Company had $11,750,000 in long-term debt solely comprised of borrowings under the Company's $30,000,000 revolving-to-term credit facility with Union Bank. The Lusk note, associated with the purchase of West End and Valley Blvd properties ($5.1 million as of December 31, 1997), was paid-off in June 1998 with borrowings under the Union Bank revolving-to-term credit facility.

  Other Long-term Liabilities. The $1,911,000 decrease in other long-term liabilities is primarily due to the reduction of the environmental remediation liability as a result of $1,990,000 in environmental remediation undertaken during the first nine months of 1998 being partially offset by an increase of $78,000 in other long term liabilities.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Minority Interest and Other Liabilities. As of September 30, 1998, the Company has recorded $3,388,000 of minority interest relating to MRC in which the Company had approximately a 74% equity interest.

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

  The Company has initiated informal communications with all of its significant business associates and vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company believes that the failure of its customers to convert their computer systems to be compliant with the Year 2000 Issue will not have a material effect on the Company.

                         Section 3:  Business Outlook

  The statements contained in this Business Outlook are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this 10-Q Report, these statements are forward-looking and, therefore, actual results may differ materially.

  On-Going Operations. As noted above, the Company's revenues from ongoing operations are generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year take-or-pay lease with Cucamonga and the 11.46% equity ownership in PMI, are essentially complete and the Company is recognizing significant revenues and income from these investments. The Company generally expects revenues from these projects and investments to increase moderately over time as certain key economic factors impacting these projects and investments increase. However, recent and continuing economic turmoil and uncertainty in the United States may adversely impact the development of long term projects and revenues from projects and investments.
In addition, the Company continues to evaluate these completed projects and investments in light of how to best provide maximum value to its shareholders.

  In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the Lease Rate upon which the lease payments under the Cucamonga Lease are calculated.
The Lease Rate had been based upon the MWD rate for untreated, non-interruptible water which was impacted by on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of nearly 8.6% per year during the past 25 years, MWD projects that it's effective rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at significantly less than 5.0% per year for the next 5-10 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the

                     KAISER VENTURES INC. AND SUBSIDIARIES

calculation of the Lease Rate. As a result of the Court's favorable ruling discussed above, the Company and CCWD must negotiate a new substitute rate which will then become the basis of the Lease Rate. Any new substitute rate should be higher than the current rate that CCWD is paying and, therefore, should result in the receipt of a portion of the lease payments in dispute as of September 30, 1998, which the Company has fully reserved.

  In regard to the Company's 11.46% investment in PMI, the most significant factors affecting the Company's future equity income from PMI will be the increased revenues and net income generated by PMI from the expansion of its professional motorsports operations. The continued success of PMI's motor speedways and PMI's other motorsports related operations will determine the amount of income from equity method investments the Company reports in the future.

  The Company is also spending a significant amount of capital in the continued development of its two other major project and investment opportunities: the redevelopment of approximately 448 acres (net) of the Company's Mill Site Property and the re-permitting of the Eagle Mountain Landfill by MRC, the Company's 74% owned subsidiary. If it is successful in completing the development of these two projects as planned, the Company expects to generate significant future revenues and net income from them. However, as is noted elsewhere in this Report, there are also numerous risks associated with completing the re-permitting of the Eagle Mountain Landfill and the approvals for the redevelopment of the remaining Mill Site Property that could materially impact the Company's future revenues and net income from these projects.

  Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company has continued to make investments in MRC. Through a series of private placements with existing MRC shareholders, from July 1995 through September 30, 1998, a total of $13.1 million has been raised by MRC, with Kaiser contributing approximately $9.7 million of that amount. The Company's 1998 advances to date approximated $1.6 million out of a total funding of $2.1 million. During the fourth quarter of 1998 the Company will advance $1.2 million out of a total funding of $1.6 million. The Company has also approved advances to MRC totaling $1.2 million for 1999.

  In regard to the redevelopment of approximately 448 acres (net) of the Mill Site Property, the Company is currently undertaking efforts to obtain the entitlements and permits necessary for a variety of possible commercial and industrial uses. These efforts, which will continue into mid-1999, include the approval of substantial infrastructure and freeway improvements that would improve the existing access to portions of the Mill Site Property. In support of these efforts, the Company expects to spend, in 1998, up to approximately $6.1 million for required environmental remediation and approximately $1.5 million for real estate entitlement and improvement expenditures. The $6.1 million to be spent in 1998 for required environmental remediation is a component of the $18-29 million estimate to complete all remaining required remediation for the Mill Site Property. In addition, substantial capital expenditures beyond the $1.5 million projected for 1998 will be required to complete the necessary on-site and off-site improvements for the redevelopment of remaining Mill Site property.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

through bank borrowings, partnerships, joint venture arrangements, additional equity or the sale or monetization of assets.

  Improved Cash Flow from use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at September 30, 1998, are estimated to be approximately $113 million for federal purposes and $2.4 million for California purposes. The federal NOLs expire in varying amounts over a period from year 2000 to 2010 while the California NOLs expire from 2000 through 2002.

  If within a three-year period, 50% or more of the stock of the Company changes ownership, the future annual use of NOLs may be limited. The annual limitation would be calculated as the product of: (i) the highest long-term tax-exempt rate for a designated period prior to the ownership change; and (ii) the market value of the Company at such time.



                     (This Page Intentionally Left Blank)

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                         September 30,   December 31,
                                                             1998            1997
                                                         -------------   ------------
                                                          (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents...........................  $  2,272,000    $  4,330,000
   Accounts receivable and other, net of allowance for
    doubtful accounts of $296,000 and $299,000,
    respectively.......................................     2,221,000       2,539,000
   Note receivable.....................................       100,000         410,000
                                                         ------------    ------------
                                                            4,593,000       7,279,000
                                                         ------------    ------------
Investment in common stock of Penske Motorsports, Inc..    45,356,000      43,881,000
                                                         ------------    ------------
Investment in Fontana Union Water Company..............    16,108,000      16,108,000
                                                         ------------    ------------
Investment in West Valley MRF..........................     2,549,000       2,509,000
                                                         ------------    ------------
Real Estate
   Land and improvements...............................    15,621,000      15,621,000
   Real estate in development..........................    40,545,000      40,094,000
                                                         ------------    ------------
                                                           56,166,000      55,715,000
                                                         ------------    ------------
Other Assets
   Note Receivable.....................................       764,000         860,000
   Landfill permitting and development.................    12,153,000       9,607,000
   Buildings and equipment (net).......................     3,049,000       3,064,000
   Other assets........................................       208,000         242,000
                                                         ------------    ------------
                                                           16,174,000      13,773,000
                                                         ------------    ------------
Total Assets...........................................  $140,946,000    $139,265,000
                                                         ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                       September 30,   December 31,
                                                           1998            1997
                                                       -------------   ------------
                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable..................................  $  1,490,000    $  1,479,000
   Accrued liabilities...............................     3,858,000       4,311,000
   Current portion of long-term debt.................           ---         120,000
   Environmental remediation.........................     6,054,000       6,054,000
                                                       ------------    ------------
                                                         11,402,000      11,964,000
                                                       ------------    ------------
Long-term Liabilities
   Deferred gain on sale of real estate..............       656,000         656,000
   Accrued liabilities...............................     1,763,000       1,685,000
   Deferred tax liabilities..........................     2,223,000       2,223,000
   Long-term debt....................................    11,750,000       8,982,000
   Environmental remediation.........................    22,684,000      24,673,000
                                                       ------------    ------------
                                                         39,076,000      38,219,000
                                                       ------------    ------------
Total Liabilities....................................    50,478,000      50,183,000
                                                       ------------    ------------
Minority Interest....................................     3,388,000       2,878,000
                                                       ------------    ------------
Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
    13,333,333 shares; issued and outstanding
    10,685,257 and 10,591,240, respectively..........       321,000         318,000
   Capital in excess of par value....................    74,874,000      74,342,000
   Retained earnings since November 15, 1988.........    11,885,000      11,544,000
                                                       ------------    ------------
Total Stockholders' Equity...........................    87,080,000      86,204,000
                                                       ------------    ------------
Total Liabilities and Stockholders' Equity...........  $140,946,000    $139,265,000
                                                       ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                for the Three and Nine Months Ended September 30
                                  (Unaudited)

                                                  Three Months Ended       Nine Months Ended
                                                     September 30             September 30
                                                 ----------------------  ----------------------
                                                    1998        1997        1998        1997
                                                 ----------  ----------  ----------  ----------
Resource Revenues
 Ongoing Operations
  Water resource...............................  $1,176,000  $1,165,000  $3,514,000  $3,462,000
  Property redevelopment.......................     468,000     383,000   1,145,000   1,114,000
  Income from equity method investments........     402,000   1,000,000   1,515,000   2,227,000
                                                 ----------  ----------  ----------  ----------
   Total ongoing operations....................   2,046,000   2,548,000   6,174,000   6,803,000
                                                 ----------  ----------  ----------  ----------
 Interim Activities
  Lease, service and other.....................     370,000     429,000     981,000   1,232,000
                                                 ----------  ----------  ----------  ----------
   Total resource revenues.....................   2,416,000   2,977,000   7,155,000   8,035,000
                                                 ----------  ----------  ----------  ----------
Resource Operating Costs
 Operations and maintenance....................     346,000     357,000     997,000     988,000
 Administrative support expenses...............     508,000     559,000   1,741,000   1,635,000
                                                 ----------  ----------  ----------  ----------
   Total resource operating costs..............     854,000     916,000   2,738,000   2,623,000
                                                 ----------  ----------  ----------  ----------
Income from Resources..........................   1,562,000   2,061,000   4,417,000   5,412,000

 Corporate general and administrative expenses.     976,000     912,000   3,089,000   3,087,000
                                                 ----------  ----------  ----------  ----------
Income from Operations.........................     586,000   1,149,000   1,328,000   2,325,000

 Net Interest expense..........................     254,000     276,000     728,000     696,000
                                                 ----------  ----------  ----------  ----------
Income before Income Tax Provision.............     332,000     873,000     600,000   1,629,000

 Income tax provision
  Currently payable............................       7,000      28,000      21,000      51,000
  Deferred tax expense credited to equity......     136,000     352,000     238,000     655,000
                                                 ----------  ----------  ----------  ----------
Net Income.....................................  $  189,000  $  493,000  $  341,000  $  923,000
                                                 ==========  ==========  ==========  ==========
Basic Earnings Per Share.......................  $      .02  $      .05  $      .03  $      .09
                                                 ==========  ==========  ==========  ==========
Diluted Earnings Per Share.....................  $      .02  $      .05  $      .03  $      .09
                                                 ==========  ==========  ==========  ==========
Basic Weighted Average Number of Shares
 Outstanding...................................  10,685,000  10,538,000  10,657,000  10,520,000

Diluted Weighted Average Number of Shares
 Outstanding...................................  10,858,000  10,711,000  10,836,000  10,723,000

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the Nine Months Ended September 30
                                  (Unaudited)


                                                         1998          1997
                                                     ------------  ------------
Cash Flows from Operating Activities
 Net income........................................  $   341,000   $   923,000
 Equity income in Penske Motorsports, Inc and
  West Valley MRF, LLC.............................   (1,515,000)   (2,065,000)
 Deferred tax expense..............................      238,000       655,000
 Depreciation and amortization.....................      327,000       542,000
 Allowance for doubtful accounts...................       (3,000)       28,000
 Changes in assets:
   Receivables and other...........................      321,000     1,296,000
 Changes in liabilities:
   Current liabilities.............................     (152,000)      516,000
   Long-term accrued liabilities...................      100,000           ---
                                                     -----------   -----------
 Net cash flows from operating activities..........     (343,000)    1,895,000
                                                     -----------   -----------
Cash Flows from Investing Activities
 Minority interest and other liabilities...........      510,000     1,260,000
 Proceeds from Mill Site land sale.................          ---     1,500,000
 Note receivable collections.......................      406,000           ---
 Capital expenditures..............................   (3,507,000)   (5,387,000)
 Environmental remediation expenditures............   (1,855,000)   (1,494,000)
 Other investments.................................          ---      (762,000)
                                                     -----------   -----------
 Net cash flows from investing activities..........   (4,446,000)   (4,883,000)
                                                     -----------   -----------
Cash Flows from Financing Activities
 Issuance of common stock..........................      133,000       147,000
 Principal payments on note payable................   (5,102,000)   (1,180,000)
 Borrowings under revolver-to-term credit facility.    7,750,000     2,000,000
 Payment of loan fees..............................      (50,000)     (175,000)
                                                     -----------   -----------
 Net cash flows from financing activities..........    2,731,000       792,000
                                                     -----------   -----------
Net Changes in Cash and Cash Equivalents...........   (2,058,000)   (2,196,000)

Cash and Cash Equivalents at Beginning of Year.....    4,330,000     8,482,000
                                                     -----------   -----------
Cash and Cash Equivalents at End of Quarter........  $ 2,272,000   $ 6,286,000
                                                     ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  for the Nine Months Ended September 30, 1998
                                  (Unaudited)

                                      Common Stock      Capital In
                                  --------------------   Excess of     Retained
                                    Shares     Amount    Par Value     Earnings      Total
                                  -----------------------------------------------------------

Balance at December 31, 1997....  10,591,240  $318,000  $74,342,000  $11,544,000  $86,204,000

   Issuance of shares of
       Common stock.............      94,017     3,000      294,000          ---      297,000

   Provision for income tax
       Credited to equity.......         ---       ---      238,000          ---      238,000

   Net Income...................         ---       ---          ---      341,000      341,000
                                  ----------  --------  -----------  -----------  -----------
Balance at September 30, 1998...  10,685,257  $321,000  $74,874,000  $11,885,000  $87,080,000
                                  ==========  ========  ===========  ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  BASIS OF PRESENTATION

  The unaudited, consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997, as well as related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at September 30, 1998, and results of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997.

  The Company has reclassified certain 1997 information to conform to the 1998 presentation.


Note 2.  CUCAMONGA LEASE

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. The Company continued its litigation with Cucamonga in San Bernardino County Superior Court to resolve a dispute over the interpretation of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995, or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995.
A five-day trial on the matter was held in March 1998. After the trial, the Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to negotiate in good faith a new substitute MWD rate. If the parties are unable to agree on a substitute MWD rate, the matter in effect goes to arbitration. There is no specified time period in which the new MWD rate must be established. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. The total amount of lease payments in dispute as of September 30, 1998 is approximately $1,560,000.


Note 3.  SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

  During the nine months ended September 30, 1998 and 1997 the Company issued $142,000 and $305,000 of common stock, respectively, for the payment of bonuses and compensation.

  During the nine months ended September 30, 1997, the Company carried back a note receivable for $1,443,000 from McLeod Properties, Fontana LLC from the sale of 15.7 acres of Mill Site real estate.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  During the quarter and nine months ended September 30, 1998 and 1997, Penske Motorsports Inc. reported the following consolidated earnings:

                                                         Three Months Ended                    Nine Months Ended
                                                            September 30                          September 30
                                                    -----------------------------       -------------------------------
                                                       1998              1997              1998                1997
                                                    -----------       -----------       -----------         -----------
  Total Revenues................................    $35,218,000       $43,974,000       $91,442,000         $95,645,000

  Net Income....................................    $ 3,510,000       $ 8,845,000       $12,754,000         $18,263,000

  Basic Net Income Per Share....................    $       .25       $       .63       $       .90         $      1.33

  Diluted Net Income Per Share..................    $       .25       $       .62       $       .90         $      1.33

  Basic Weighted Average Number of Outstanding
   Shares.......................................     14,183,000        14,148,000        14,200,000          13,690,000

  Diluted Weighted Average Number of
   Outstanding Shares...........................     14,183,000        14,190,000        14,230,000          13,718,000

Note 4.  LONG TERM DEBT

  In June 1998, the Company paid off the remaining $5,000,000 of Lusk Note, utilizing $5,000,000 in additional borrowings under the Company's $30,000,000 revolving-to-term credit facility with Union Bank. As of September 30, 1988, the Company has $11,750,000 of long term debt, all of which is under its $30,000,000 revolving-to-term credit facility with Union Bank.


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

  While the Company has monitored certain groundwater wells in the past, the DTSC requested and the Company will implement a supplemental groundwater monitoring system. The Company previously settled obligations of groundwater contamination with the California Regional Water Quality Control

                     KAISER VENTURES INC. AND SUBSIDIARIES

Board. The settlement required a $1,500,000 cash payment by the Company, which was made in February 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality project. These water rights are unrelated to those leased to Cucamonga. In 1995, the Company contributed 18,000 acre feet of its water in storage thus satisfying the first 18 years of its obligation. The Company remains contingently liable for any impacts the groundwater plume may have on water wells owned by third parties. The City of Ontario, California has commenced litigation against the Company alleging that the Company has contaminated one of its municipal wells.


                                    PART II


Item 1.  LEGAL PROCEEDINGS

  As discussed in the Company's Form 10-K Report for 1997 and previous 10-Q Reports for 1998, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding in the third quarter of 1998 except as noted below:

  Eagle Mountain Landfill Project EIR Litigation, Appeal and Related Matters.
In February 1998, the San Diego County Superior Court ruled adverse to the Company and MRC in finding that the new environmental impact report for the Landfill Project continued to be deficient in two major areas: (i) the analysis of the impacts to the protected desert tortoise; and (ii) the impacts to Joshua Tree National Park. An appeal to Judge McConnell's decision has been filed, with briefing anticipated to be completed by year-end. Related to the Landfill Project EIR litigation, opponents to the landfill commenced action to seek the award of up to approximately $450,000 in attorneys' fees and to seek to hold MRC and the Company in contempt of Court for railroad maintenance activities that are alleged to be in violation of the San Diego Superior Court's orders in the case. On August 7, 1998, the Court awarded approximately $238,000 in attorneys' fees and costs to project opponents. On September 3, 1998, the San Diego Superior Court reconsidered the previous award of attorneys' fees and costs, and increased the award to approximately $300,000. This award of attorneys' fees and costs has been appealed. Payment of these fees will be held in abeyance until a final decision in the current appeal. Although the final resolution of this decision is uncertain due to the current appeal, management believes the ultimate outcome will not be a material financial adverse impact to the Company. In addition, on September 3, 1998, the San Diego Superior Court ruled that the Company's and MRC's maintenance activities in connection with the railroad did not violate previous orders in the case. For additional information on this litigation, see "Introduction - Business Update - Waste Management - Eagle Mountain" of this 10-Q Report, as well as the Company's 1997 10-K Report and previous 1998 10-Q Reports.

  Completion of Settlement with Regional Water Quality Control Board. In 1993 the Company reached a settlement with the California Regional Water Quality Control Board - Santa Ana Region with regard to the former Kaiser Steel Corporation's responsibility for contribution to a dissolved solids plume in the groundwater. Under the terms of the settlement agreement, the Company was to pay $1.5 million and contribute 25,000 acre feet of water to a regional de-salter project over 25 years. In 1994, the Company timely paid its required cash payment and in 1995 the Company contributed 18,000 acre feet of water in storage which satisfied the Company's obligation under the settlement agreement for the first 18 years. In September 1998, the Company contributed an additional 7,000 acre of water in storage to the de-salter project. With this contribution of water, the Company has fully satisfied all of its obligations to the Regional Water Quality Control Board under the terms of the settlement agreement.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Mushegain Litigation. The Company was recently named as a defendant in Federal court litigation alleging the improper deposit of materials on property owned by plaintiffs. [Mary Mushegain, as Trustee of the Mushegain 1988 Family Trust dated February 7, 1989, as Trustee of the Mushegain Survivor's Trust dated January 9, 1996, as Trustee of the Mushegain Grandchildren's Trust dated January 9, 1996, and as Trustee of the Mushegain Marital Trust dated January 9, 1996 - Plaintiffs, vs. The California Speedway Corporation; a Delaware corporation, et al; United States District Court, Central District of California; Case No. 98-6786 ER (Mex)]. In summary, the site in question was leased to a company that has ceased business operations. This bankrupt company, pursuant to a contract with The California Speedway Corporation, performed wood recycling work in connection with the demolition of the structures on the property acquired by The California Speedway Corporation. It is alleged that wood and other materials, including some hazardous materials such as the constituents of rail road ties, were eventually placed into trenches on the property. The Company vigorously denies that it may have any responsibility for any work performed by a contractor of The California Speedway Corporation and is vigorously defending the litigation.


Item 2.  CHANGES IN SECURITIES

         None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.


Item 5.  OTHER INFORMATION

         A.  See the "Introduction" section of this Form 10-Q Report.

         B. During the third quarter, the Company's Special Committee continued its work, assisted by Merrill Lynch and other advisors, in evaluating strategic alternatives for the Company and its assets.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits
             --------

             Exhibit 27 - Financial Data Schedule for third quarter 10-Q.

         B.  Reports on Form 8-K.
             --------------------

             None.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KAISER VENTURES INC.


Dated:  November 12, 1998                    /s/ James F. Verhey
                                             ----------------------------
                                             James F. Verhey
                                             Principal Financial Officer