Form 10-K405
period 1998-12-31
KAISER VENTURES INC
filed 1999-03-31
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                      OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-18858

                             KAISER VENTURES INC.
            (Exact name of registrant as specified in its charter)

     DELAWARE                                       94-0594733
-------------------------------             ---------------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or                              Identification No.)
organization)

 3633 E. Inland Empire Blvd.
        Suite 850
    Ontario, Ca  91764
-------------------------------
   (Address of principal
 executive offices and zip
          code)

      Registrant's telephone number, including area code: (909) 483-8500

                       ---------------------------------

          Securities registered pursuant to Section 12(b) of the Act:


                                               Name of Each Exhchange on
    Title of Each Class                            which  Registered
----------------------------                  ---------------------------
Common Stock ($.03 par value                     Nasdaq Stock Market(SM)

                      -----------------------------------

       Securities registered pursuant to Section 12(g) of the Act:  None

                      -----------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
                                                ----

The aggregate market value of the registrant's Common Stock, $.03 par value, held by non-affiliates of the registrant was approximately $48,400,535 based upon the average of the bid and ask prices of registrant's Common Stock on the Nasdaq Stock Market(SM) at March 23, 1999, or $9.50 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___
                        ----

At March 23, 1999, 10,699,354 shares of the registrant's Common Stock, $.03 par value, were outstanding, including 136,919 shares deemed outstanding but reserved for issuance to the general unsecured creditors of Kaiser Steel Corporation.

Documents Incorporated By Reference: The Company's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated into Part III of this Form 10-K.

                        TABLE OF CONTENTS TO FORM 10-K
                        ------------------------------

                                    PART I

Item 1.      BUSINESS...........................................   1

Item 2.      PROPERTIES.........................................  27

Item 3.      LEGAL PROCEEDINGS..................................  29

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS...........................................  31

                                    PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.......................  32

Item 6.      SELECTED FINANCIAL DATA............................  33

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...............  34

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........  43

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE............  43

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT........................................  44

Item 11.     EXECUTIVE COMPENSATION.............................  44

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT....................................  44

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....  44

                                    PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K...............................  45

                                    PART I

FORWARD-LOOKING INFORMATION

  Except for the historical statements and discussions contained herein, statements contained in this 10-K Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K, Annual Report to Stockholders, 10-Q or 8-K Report of the Company may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. When used or incorporated by reference in this 10-K Report or in other written or oral statements, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. For example, actual results could materially differ from those projected as a result of factors such as, but not limited to: general economic conditions in the United States and Southern California; the impact of any year 2000 problems on a regional or national basis; the impact of federal, state, and local laws and regulations on the Company's development activities; the impact of weather on the Company's remediation or construction related activities; the discovery of unanticipated environmental conditions on any of the Company's properties; the failure of the bankruptcy discharge granted to the Company to address claims and litigation that relate to the pre-bankruptcy activities of Kaiser Steel Corporation; or the failure to obtain any required approval or permit for the proposed Eagle Mountain landfill project or development of the Company's Mill Site real estate. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  BUSINESS

General

  Kaiser Ventures Inc. ("Kaiser" or the "Company", including its wholly-owned subsidiaries unless otherwise provided herein) is an asset development company based in Southern California. The Company is the reorganized successor to Kaiser Steel Corporation ("KSC") which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Today, the Company's principal assets include: (i) a 50.88% ownership interest in Fontana Union Water Company ("Fontana Union") which is leased to Cucamonga County Water District ("Cucamonga") pursuant to a 102-year take-or-pay lease; (ii) an 11.73% ownership interest in Penske Motorsports, Inc. ("PMI"), a publicly traded motorsports company; (iii) approximately 629 acres (gross) of the former KSC steel mill site (the "Mill Site Property") which is currently undergoing redevelopment; (iv) a 50% joint venture interest in the West Valley Material Recovery Facility and Transfer Station ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (v) an approximate 74% ownership interest in Mine Reclamation Corporation ("MRC"), the company seeking to permit a rail-haul municipal solid waste landfill (the "Landfill Project"); and (vi) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site") which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the property which is leased to MRC for the Landfill Project.

  In addition, the Company's financial position is enhanced by approximately $114 million of federal net operating loss tax carryforwards ("NOLs"), as of December 31, 1998, which arose through the KSC bankruptcy reorganization and which are expected to reduce most of the Company's federal tax liability in the near future. The Company also has approximately $3.4 million of California net operating loss carryforwards as of December 31, 1998. The federal NOL's expire between the year 2000 through 2014 while the California NOL's expire between year 2000 through 2004.

  The Company's current primary business strategy is to convert its existing under-utilized assets into equity in new businesses joint ventures, long-term leases, or by contributing assets in exchange for an ownership interest in operating companies. This strategy enables the Company to minimize its capital investment, reduce its risk, and benefit from the operational expertise of its strategic partners or lessees. This strategy is illustrated by the successful development of the Company's Fontana Union water rights into a long-term, take-or-pay lease with Cucamonga, and by the Company's contribution of a portion of the Mill Site Property to PMI for construction of the California Speedway ("TCS") in exchange for an ownership interest in PMI. The Company will continue to focus on its existing projects and asset base. While this is the Company's general philosophy, the Company may choose to become more directly involved in a particular project, such as the Landfill Project, when appropriate, or if the Company believes its active participation will enhance long-term shareholder value. As particular assets or projects mature, the Company regularly evaluates whether to retain, dispose or otherwise deal with asset.

  In the past, the Company has also been engaged in a number of short-term interim activities on the Mill Site Property including month-to-month property rentals and the sale of existing slag and other materials at the site. These interim activities have historically generated a material portion of the Company's revenues and enabled the Company to remain profitable in each full fiscal year since emerging from the KSC bankruptcy. However, as anticipated, the amount of these short-term property rentals and other interim revenues declined substantially in 1998, in connection with the planned redevelopment of the Mill Site.

Summary of Significant Developments in 1998

  During 1998, a number of events occurred which affected the Company, therefore, readers are encouraged to read this Report it in its entirety in order to adequately understand the impact of these events on the Company. However, Management would like to particularly highlight five areas: (1) the positive outcome of the rate litigation trial against Cucamonga; (2) the San Diego Court's adverse ruling relative to the Landfill Project's environmental impact report ("EIR") and its appeal; (3) approval of the Federal land exchange that is necessary for the Landfill Project; (4) the continued work on entitling the 406 acre Kaiser Commerce Center, a substantial portion of the Mill Site Property, which resulted in the approval of such project by the San Bernardino Planning Commission by a unanimous vote on March 18, 1999, with consideration of this project by the San Bernardino County Board of Supervisors currently scheduled for April 1999; and (5) the continued work of a committee of the Board of Directors formed to evaluate strategic alternatives and transactions with respect to the Company and its assets.

  1. The Company was successful in its March 1998 trial in the rate litigation dispute with Cucamonga. The San Bernardino County Court ruled that Metropolitan Water District of Southern California ("MWD") had restructured its water rates as of July 1, 1995 resulting in a discontinuance of the lease rate. Accordingly, the parties are required to negotiate a new substitute rate and if negotiations are not successful, the matter will be decided by reference which is a private trial much like an arbitration. For more detailed information on this matter, please see "Part I, Item 1. - Business -Water Resources."

  2. In regard to the Landfill Project, in 1998, the San Diego Superior Court issued its final ruling concluding that the environmental impact report ("EIR") approved by the Riverside County Board of Supervisors in September 1997, was deficient in two major areas: the Landfill Project's impacts on the threatened desert tortoise and Joshua Tree National Park. For more detailed information on this matter, please see "Part I, Item 1. - Business - Municipal Solid Waste Management Eagle Mountain Landfill Project." As a result of the Court's final ruling in May 1998, the Company and MRC evaluated a number of options with respect to the Landfill Project. The Company and MRC ultimately decided to appeal the Court's ruling on the new EIR. All appeal briefs have been filed and the matter has been scheduled for oral argument on April 20, 1999. It is anticipated that a decision from the Court of Appeals will be announced during the third quarter of 1999.

  3. In December 1998, the U.S. Bureau of Land Management ("BLM") denied all protests to the BLM's decision in September 1997 to approve the proposed Federal land exchange with the Company's subsidiary, Kaiser Eagle Mountain, Inc. This is an important step in the development of the Landfill Project. As anticipated, two opponents to the Landfill Project filed appeals with the Interior Board of Land Appeals ("IBLA") asserting that the land exchange should not be allowed for various reasons. Unfortunately, the land exchange is stayed pending the outcome of these appeals. For more information on this matter, please see "Part I, Item 1. - Business - Municipal Solid Waste Management - Eagle Mountain Landfill Project."

  4. On March 18, 1999, in connection with the entitlement of a substantial portion of the Mill Site, known as the Kaiser Commerce Center, the San Bernardino County Planning Commission voted to approve the project its related land use and environmental documentation; and to recommend final approval of the project to the San Bernardino County Board of Supervisors. It is currently anticipated that the San Bernardino County Board of Supervisors will begin considering the Kaiser Commerce Center project for approval in April 1999. For more information on this matter, please see "Part I, Item 1. - Business - Property Development."

  5. The Company's Board of Directors formed a special committee (the "Special Committee") to evaluate and consider pursuing, among other things, various strategic alternatives and transactions with respect to the Company and its assets. The Special Committee and the Board spent a substantial amount of time and effort in this area during 1998 and their work is ongoing. Outside legal counsel and the investment banking firm of Merrill Lynch have been retained to assist the Special Committee in its work.

Water Resources

  Background. The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc. ("FWR"), owns 50.88% of Fontana Union, a mutual water company, which was a primary local source of water for KSC's former steel making operations. Fontana Union owns water rights to produce water from four distinct surface and subsurface sources of water near Fontana, California, including:
(i) adjudicated surface and streambed flow rights from the Lytle Creek area of the San Gabriel Mountains; (ii) adjudicated rights to the Chino Basin subsurface aquifer; (iii) adjudicated rights to the Colton/Rialto Basin subsurface aquifer; and (iv) unadjudicated rights to a subsurface aquifer accessed by a well at the base of Lytle Creek (Well No. 22). Locally available water resources such as owned by Fontana Union continue to be increasingly important and valuable in Southern California.

  Kaiser's ownership of Fontana Union entitles the Company to receive, annually, its proportionate share of Fontana Union's water which historically totals approximately 34,000 acre feet per year (an acre foot equals approximately 325,000 gallons). In addition, when other shareholders of Fontana Union do not take their annual proportionate shares of water, the unclaimed water for each year from those shareholders is divided pro rata among those shareholders that do take such water. Currently, the Company's pro rata interest in unclaimed water raises its effective overall share from 50.88% to approximately 55.66%. Over time, the Company expects this supplemental source of water to be reduced or eliminated as minority shareholders, who do not currently utilize all their water begin to use, sell, or lease their water interests.

  Lease to Cucamonga County Water District. In 1989, the Company leased its shares of Fontana Union stock to Cucamonga, a local water district with an "A-" credit rating from Moody's Investor Services. Under the terms of the 102-year take-or-pay lease (the "Cucamonga Lease"), Cucamonga is entitled to receive all of the Company's proportionate share of water from the foregoing sources.

Cucamonga pays the Company for all of the Company's share of water based upon fixed quantities of water at a rate of 68.13% of the Metropolitan Water District of Southern California's (the "MWD") charge for untreated, non-interruptible water as available through Chino Basin Municipal Water District. Thus, on a quarterly basis, Cucamonga pays for its proportionate share of the agreed upon annual quantities regardless of fluctuations in actual water flows and actual receipt and use of water, except in certain limited situations as discussed in more detail below. During 1998 and 1997, the Cucamonga Lease generated $5.2 million and $5.1 million, respectively, in revenues to the Company.

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

  However, there are limited circumstances in which the agreed upon quantities of water paid for under the Cucamonga Lease can be adjusted. As an example, the agreed upon quantity of water from one source of water, the Colton/Rialto wells, can be temporarily reduced if the average water level in certain basin index wells drops below a specified level. This occurred in 1996 resulting in a temporary decrease in production. However, in the fourth quarter of 1996, the wells again began pumping at their historical levels because the water level in the index wells had sufficiently increased.

  Another source of water leased by the Company to Cucamonga pursuant to the Cucamonga Lease is the Company's proportionate share of water from what is known as the Chino Basin agriculture pool transfers. These transfers represent that portion of water allocated to agricultural users in the Chino Basin, which is not used by such agricultural users in a particular water year. As a result, the Company through Fontana Union is entitled to a share of this surplus water, which Cucamonga pays for under the Cucamonga Lease. The historical average of annual agricultural pool transfers to Fontana Union has been approximately 4,000 acre feet but the amount has fluctuated in recent years. For the most recent water year, the 1997/98 water year, the agricultural transfer was 3,590 acre feet. For the 1998/99 water year, it is anticipated that the agricultural pool transfer will be in the range of 3,400 to 3,900 acre feet. See "Part 1, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a complete discussion of the revenues derived pursuant to the Cucamonga Lease.

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

  On July 1, 1995, MWD implemented changed rates and a new rate structure. As a result of these changes, the Company asserted that all the changed rates and items implemented by MWD, which must be paid in order to receive untreated, non-interruptible water from MWD, are to be included in the calculation of the MWD rate payable under the terms of the Cucamonga Lease. Cucamonga disputed the Company's interpretation of the Cucamonga Lease which would result in a rate increase greater than 2.7%, the 1995 rate of increase Cucamonga asserted was the appropriate rate increase. Similarly, there is a dispute over the MWD rate and thus the Cucamonga Lease rate for 1996, 1997 and 1998. Cucamonga asserted there was no rate increase in 1996, a 1.5% increase in 1997, and an approximately 0.6% increase in 1998. However, the Company believes that there were increases in the Cucamonga Lease rate in 1996, 1997 and 1998, greater than those being paid by Cucamonga. Alternatively, the Company asserted that the MWD rate as defined in the Cucamonga Lease had been discontinued, requiring the parties to negotiate a new lease rate. Because the Company and Cucamonga were unable to resolve this dispute, in 1996 the Company instituted litigation against Cucamonga in San Bernardino County Superior Court.

     A trial on the matter was held in March 1998. The Court concluded that the rate MWD rates and rate structure on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore, the terms of the Cucamonga Lease require the parties to negotiate in good faith a new substitute rate. If the parties are unable to agree on a substitute rate, the matter is to be resolved by reference, a form of private trial similar to arbitration. There is no specified time period in which the new substitute rate must be established.

     During the last half of 1998, the parties sought to negotiate a new substitute rate, but were not successful. As a result of the impasse on the negotiations, the new substitute rate will probably be determined by reference as required under the terms of the Cucamonga Lease. The parties are in the initial phase of the reference proceeding.

     Cucamonga has, to date, paid its obligations under the Cucamonga Lease on a timely basis, but at a level that reflects the lower rates that the Company has been disputing. Although the Company bills Cucamonga for the full amount it asserts it is entitled to receive under the Cucamonga Lease, the Company has elected to report water revenues in the amounts Cucamonga is currently paying. Consequently, the court decision does not affect the Company's historical financial statements. Similarly, it is not anticipated that the outcome of the reference proceeding will affect the Company's historical financial statements, but it may have a positive impact on the future revenues the Company receives from Cucamonga.

     Pursuant to the Cucamonga Lease, if any of the Fontana Union water sources become sufficiently contaminated as to be unusable after treatment and/or blending, Cucamonga is not obligated to pay for the quantities of available but unusable water. The Company is aware of only one limited source of water that has been affected by contamination. Two water wells owned by San Gabriel Water Company but pumping Fontana Union Water have been closed because of contamination apparently originating from the Mid-Valley Landfill owned by San Bernardino County. On October 9, 1998, the California Regional Water Quality Control Board Santa Ana Region, determined that the Mid-Valley Sanitary Landfill was contaminating groundwater and it issued a clean-up and abatement order against San Bernardino County. The closure of these two wells has, to date, not impacted and is not currently anticipated to impact the payments received by the Company pursuant to the Cucamonga Lease.

     Due to these water quality and quantity concerns, during the first quarter of 1998, the Company, through its wholly-owned subsidiary Fontana Water Resources, Inc., initiated litigation under the California Environmental Quality Act ("CEQA") against San Bernardino County and various land owners in connection with the proposed expansion of the Mid-Valley Sanitary Landfill owned by San Bernardino County. Cucamonga and others have settled the contamination issues with San Bernardino County with the County taking responsibility for all remediation costs. Thus, many of the current contamination issues have been resolved. However, several issues remain outstanding between the Company and San Bernardino County. Settlement negotiations are ongoing, but there is no assurance that there will be a satisfactory settlement of the litigation.

  In addition, if any of Fontana Union's water rights are challenged by a third party, the Company and Cucamonga are obligated to share the costs of defending such challenge. Cucamonga also has an option to purchase the Company's Fontana Union shares in the second half of the year 2042, at a price generally based upon a multiple of 15 times the then current annual lease payment, as well as the right to purchase all of the Company's Fontana Union shares for $1.00 in the year 2092.

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

Investment in Penske Motorsports, Inc.

  The Company owns 1,627,923 shares, or approximately 11.73% of the common stock of PMI. As discussed in more detail below, the Company's ownership interest in PMI was acquired as a result of: (i) its contribution in November, 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which TCS was built and successfully commenced operations in June 1997; and (ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December 1996. PMI became a publicly traded company in 1996. PMI is traded on the Nasdaq Stock Marketsm under the symbol "SPWY".

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

  During the first quarter of 1998, PMI announced the sale of its seven percent (7%) interest in Grand Prix of Long Beach, Inc. (Nasdaq:GPLB), the organizer and operator of the annual CART PPG Cup Race run on the streets of Long Beach, California and the owner and operator of Gateway International Raceway in Madison, Illinois and Memphis Motorsports Park in Millington, Tennessee to Dover Downs Entertainment, Inc. for a reported $5,270,000.

  PMI promoted a total of 19 major racing events at MIS, Nazareth, TCS and NCMS in 1998 and expects to again promote a total of 19 major racing events at these speedways in 1999. In addition, PMI expects Homestead-Miami Speedway to host two major racing event weekends in 1999.

  PMI's 1999 scheduled racing events at all of its facilities, is as follows:

         Date                           Race                                    Circuit                             Facility

February 20               Alltel 200                          NASCAR Busch Series Grand National Division   North Carolina Speedway
February 21               Dura-Lube/Big Kmart 400             NASCAR Winston Cup Series                     North Carolina Speedway
March 20                  Florida Dodge Dealers 400           NASCAR Craftsman Truck                        Homestead-Miami Speedway
March 21                  PPG Dayton Indy Lights              CART PPG Dayton Indy Lights                   Homestead-Miami Speedway
March 21                  Marlboro Grand Prix of Miami        Toyota CART FedEx Championship Series         Homestead-Miami Speedway
May 1                     Winston West                        NASCAR Winston West Series                    California Speedway
May 1                     (To be named)                       Toyota Atlantic Race Series                   Nazareth Speedway
May 1                     Auto Club 300                       NASCAR Busch Series Grand National Division   California Speedway
May 2                     (To be named)                       CART PPG Dayton Indy Lights                   Nazareth Speedway
May 2                     California 500                      NASCAR Winston Cup Series                     California Speedway
May 2                     Bosch Spark Plug Grand Pix          CART FedEx Championship Series                Nazareth Speedway
May 23                    NASCAR Featherlite Series 100       NASCAR Modified Tour Featherlite Series       Nazareth Speedway
May 23                    First Union 200                     NASCAR Busch Series Grand Nation Division     Nazareth Speedway
June 11                   IROC International                  IROC                                          Michigan Speedway
June 12                   Michigan ARAC 200                   ARCA Bondo Mar-Hyde Series                    Michigan Speedway
June 13                   Kmart 400                           NASCAR Winston Cup Series                     Michigan Speedway
July 17                   USAC Silver Bullet 100              Coors Light Silver Bullet Series              Nazareth Speedway
July 18                   Burnham Boilers 100                 NASCAR's Busch North Series                   Nazareth Speedway
July 18                   Napa Autocare 200                   NASCAR Craftsman Truck Series                 Nazareth Speedway
July 24                   Michigan 200                        NASCAR Craftsman Truck Series                 Michigan Speedway
July 24                   The Detroit News 100                PPG-Dayton Indy Lights                        Michigan Speedway
July 25                   U.S. 500                            Toyota CART FedEx Championship Series         Michigan Speedway
August 21                 Michigan 200                        NASCAR Busch Series Grand National Division   Michigan Speedway
August 22                 Pepsi 400                           NASCAR Winston Cup Series                     Michigan Speedway
September 26              Sports Car Extravaganza             USRRC/FIA/GT                                  Homestead-Miami Speedway
October 23                General Mills 200                   NASCAR Busch Series Grand National Division   North Caroline Speedway
October 24                Pop Secret Microwave Popcorn 400    NASCAR Winston Cup Series                     North Carolina Speedway
October 30                California 200 Truck Race           NASCAR Craftsman Truck Series                 California Speedway
October 31                California 100 Indy Lights Race     CART PPG Dayton Indy Lights                   California Speedway
October 31                Marlboro 500                        Toyota CART FedEx Championship Series         California Speedway
November 13               Miami 300                           NASCAR Busch Series                           Miami Homestead Speedway
November 14               Pennzoil 400                        NASCAR Winston Cup                            Miami Homestead Speedway


  During 1998, PMI announced plans to repurchase, from time to time, up to $10 million of PMI's common stock in open market transactions depending on market conditions. As of December 31, 1998, the Company had repurchased 353,900 shares at prices varies from $19.875 to $23.25 per share.

  In February 1999, NASCAR, announced that it will retain the television, radio and other electronic medial rights beginning with the 2000 race season for its NASCAR(R) Winston Cup Series and NASCAR(R) Busch Series Grand National Division events. It is anticipated, that this packaging of media rights may enhance television and broadcast revenues to track owners, such as PMI. NASCAR(R) has reported that it has no plans to change its current television rights distribution formula of 65/25/10 that it distributed to tracks, competitors and the owners, respectively.

  Total 1998 revenues for PMI, on a consolidated basis, were $116.9 million and net income was $16.6 million. Due to a two percent (2%) increase in average shares outstanding, 1998 earnings were $1.17 per diluted share as compared to $1.19 per diluted share in 1997. As discussed below, the Company began accounting for its share of PMI's net income as of April 1, 1996. The Company's share of PMI's net income for 1998 was $1,903,000.

  The following table sets forth the range of the low and high reported bid price of PMI's common stock for the quarter indicated, as reported on the NASDAQ Stock Market/sm/ System.


1998                                           Low                               High
                                          -------------                      -------------

Fourth Quarter                               $19.50                             $27.38
Third Quarter                                $16.88                             $32.50
Second Quarter                               $28.75                             $33.88
First Quarter                                $24.75                             $32.00

     On March 23, 1999, the range of the low and high reported bid price of PMI's common stock were $35.00 and $35.44, respectively.

     A complete discussion of PMI, its business and financial results, is found in the Form 10-K Report for the year ended December 31, 1998 prepared and filed by PMI.

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

     PSH Corp., PMI and the Company also entered into a Shareholders Agreement (the "Shareholders Agreement") at the time of the November 22, 1995 transaction. It was subsequently amended in March 1996. The Shareholders Agreement provides that if PSH Corp. desires to transfer any shares of capital stock of PMI for consideration to an unrelated third party, PSH Corp. must first offer such shares to the Company on the same terms and conditions as the proposed transfer. The Shareholders Agreement also provides that if the Company desires to transfer any shares of capital stock of PMI for consideration to an unrelated third party, the Company must first offer such shares to PSH Corp. at a price equal to the average of the Nasdaq National Market closing price of PMI's shares for the previous thirty calendar days. However, with the Company's consent, PSH Corp. has effectively transferred its right of first refusal to ISC. Thus, ISC has the right to purchase such shares on the same terms and conditions as PSH Corp. If ISC elects not to purchase such shares, then PSH Corp. has the right to purchase such shares on the same terms and conditions as the proposed transfer. In either case, if the non-transferring party elects not to purchase such shares, then the transferring party may transfer its shares to the unrelated third party.

     The Shareholders Agreement also provides that PSH Corp. will vote its PMI shares in the election of directors for one nominee of the Company to the Board of Directors of PMI. Richard E. Stoddard, the Company's Chairman of the Board and Chief Executive Officer, is on the Board of Directors of PMI, and is one of the three board members constituting PMI's Executive Committee and also serves on the Compensation Committee. Finally, under the terms of the Shareholders Agreement, PMI continued to pay the Company a fee of $162,000 through the first quarter of 1997, the last quarter before the opening of TCS.

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

Property Redevelopment

Mill Site Property

  Background. From 1942 through 1983, KSC operated a steel mill in Southern California near the junction of the Interstate 10 and Interstate 15 freeways and approximately three miles to the northeast of Ontario International Airport.
The Mill Site Property is located approximately 45 miles east of Los Angeles in one of California's fastest growing regions, and is served by two major railroads, the Burlington Northern Santa Fe and the Union Pacific (formerly Southern Pacific). The original Mill Site Property consists of four distinct parcels of land: the Central Mill Site (originally approximately 595 acres (gross)), the South Mill Site (approximately 290 acres (gross)), the West End Property (approximately 240 acres (gross)), and the Valley Boulevard Property (approximately 42 acres (gross)). The property also includes approximately 35 acres used for the San Sevaine flood control channel. As discussed in more detail above, approximately 534 acres of the Central Mill Site Property are now owned by PMI. (See "Part I, Item l. - Business - Investment in PMI"), approximately 16 acres were sold during 1997 to a third party and approximately 23 acres were contributed for the benefit of the WVMRF. The map on the following page illustrates the location of these four parcels and the Company's current ownership of such parcels.

  The Mill Site Property has its own water rights, originally 2,930 acre feet per year, that are entirely distinct from the Company's interest in Fontana Union. A portion of these water rights, 1,300 acre feet, was sold as a part of a settlement of litigation and other claims with an adjoining landowner, and another portion, 475 acre feet, was contributed with the property now owned by The California Speedway Corporation. Thus, the Company now owns 1,155 acre feet of annual water rights associated with the Mill Site Property of which 630 acre feet are jointly owned with CSI. CSI has the right of first use of the 630 acre feet, with payment to the Company, through June 30, 2004, with the Company having the right of first use thereafter.

  Mill Site Redevelopment Plan. The Company is continuing to redevelop the remaining Mill Site Property. Depending upon the final redevelopment plan and after taking into account slope loss, rail road easements, the San Sevaine flood control channel, proposed streets and highway improvements, the sewer treatment facility, and other similar items, the Company anticipates having approximately 500 useable acres available for development.

  However, the balance of the Mill Site Property owned by the Company, requires various entitlements and permits from San Bernardino County prior to redevelopment. The entitlement and permitting process formally commenced in the second quarter of 1997 with the Company filing an application for the "Kaiser Commerce Center" Specific Plan with San Bernardino County for all of its property except for approximately 26 acres within the City of Rancho Cucamonga the approximately 135 acres of property commonly referred to as the "East Slag Pile" property and the remaining NAPA Lot and MRF property which are already entitled.

  The Specific Plan application identified a wide variety of potential uses for the property. Possible uses include a rail-served distribution and commercial park, a multi-modal rail-truck distribution center, warehousing, light manufacturing facilities, a commercial truck stop, as well as commercial and recreational uses. Of course, the final use for any specific parcel of the Mill Site Property will be dependent upon the real estate market and the needs of potential tenants, buyers and users of a particular parcel, subject to the general limitations imposed by the final Specific Plan.

               [Map illustrating property owned by the Company in

     San Bernardino County, California and Map Illustrating Proposed Major
                         Improvements to the Property]

  In furtherance of the entitlement process for the Kaiser Commerce Center, an EIR prepared pursuant to the California Environmental Quality Act ("CEQA") was prepared and released to the public in October 1998. Approximately a dozen comment letters were received on the draft EIR. Responses to comments were received and a final EIR was released to the public in February 1999.

  The San Bernardino Planning Commission received public testimony and reviewed the Kaiser Commerce Center project over two meetings. At the March 18, 1999 meeting of the Planning Commission, the Planning Commission voted unanimously in favor of the Kaiser Commerce Center project and recommended its approval to San Bernardino County Board of Supervisors.

  It is currently anticipated that the Board of Supervisors will begin considering the Kaiser Commerce Center project in April 1999. There are no assurances, however, that the Kaiser Commerce Center will ultimately be approved for development as currently proposed or of the timing and scope of the ultimate development.

  Significant capital funds will be required to implement the infrastructure and access improvements discussed above. However, the Company will seek to minimize its capital investments for these improvements by structuring joint ventures and leases or by contributing portions of the land for an ownership interest in operating companies seeking to develop the land. In addition, the Company will seek other sources of funds, if available, such as local tax increment financing as well as Federal highway improvement funds. In this regard, in June 1998, Congress awarded approximately $1.5 million toward the planning costs of the improvements to the Etiwanda/I-10 Interchange. See "Part II, Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

  To further encourage development of the Mill Site Property, the Company and the San Bernardino County Economic Development Department jointly obtained the designation of the Mill Site Property, with the exception of the approximately 26 acre Rancho Cucamonga parcel, as a Recycling Market Development Zone ("RMDZ"). RMDZ's are intended to create incentives to attract businesses that recycle or utilize recycled products.

  In addition to the entitlement process, as discussed in more detail below, the Company will continue to evaluate and undertake the required environmental remediation of portions of the Mill Site Property. The Kaiser Commerce Center contains only a limited area impacted requiring further environmental investigation and possible remediation.

  As noted above, the Mill Site Property is composed of various parcels which for historical reasons and for ease of reference are referred to as the: Napa Lots; Rancho Cucamonga Property; WVMRF; West End and Valley Boulevard Properties; and the South Mill Site containing the West Slag Pile and East Slag Pile. All the parcels owned by the Company are debt free and are described in greater detail below.

     NAPA Lots. Adjoining TCS are approximately 31 acres of property, called the "Napa Lots", that were developed into two industrial zoned, rail-served lots. In 1997, one of the Napa Lots, of approximately 15.7 acres, was sold to an affiliate of Budway Enterprises Inc. ("Budway"), a distributor of steel and other products, for approximately $2,943,000, or approximately $4.30 per square foot resulting in a gain of $656,000 which has been deferred. The Company carried back approximately $1,443,000 of the sales price which is represented by a promissory note from the buyer. Budway has made all required note payments through the date of this Form 10-K Report. The Company has subordinated its secured note receivable to approximately $6.0 million in construction and permanent financing for a warehouse and distribution center built on the property. Although the Company considers the sale to have been fully consummated during 1997, generally accepted accounting principles require the gain to be deferred and recognized under the cost recovery method, i.e., once proceeds received from the buyer exceed the Company's basis in the property sold.

     The remaining NAPA Lot of approximately 15 acres had some environmentally impacted soil stock piled on a portion of the lot which was remediated in 1998 and early 1999. This remaining lot is now available for sale.

     The WVMRF. In June 1997, the Company, through its wholly-owned subsidiary Kaiser Recycling Corporation ("KRC"), contributed approximately 23 acres to West Valley MRF, LLC, the limited liability company owned fifty percent (50%) by the Company and fifty percent (50%) by Burrtec Waste Industries, Inc. As discussed in greater detail below under "Waste Management-West Valley MRF", West Valley MRF, LLC constructed and began operation of a materials recycling and waste transfer facility in the second half of 1997. Approximately 7 acres adjoining the WVMRF are still currently reserved for possible contribution to West Valley MRF, LLC if expansion of the MRF requires such property. However, a portion of the reserved property includes the tar pits parcel which must be remediated and, therefore, may not ultimately be available for development. (See "Mill Site Environmental Matters" below.)

  West End and Valley Boulevard Properties. The West End Property (approximately 240 acres (gross)) is located to the West of the Central Mill Site Property across the San Sevaine Channel. The Valley Boulevard Property (approximately 42 acres (gross)) is located South of the Central Mill Site and adjoins the I-10 Freeway. In 1989 and 1990, the Company entered into joint venture agreements with Lusk Ontario Industrial Partners II, a California limited partnership, whose general partner was The Lusk Company (collectively "Lusk"), with respect to the West End Property and the Valley Boulevard Property. In July 1994, the Company, through a wholly owned subsidiary, Kaiser Steel Land Development, Inc., purchased the properties out of the Lusk Joint Ventures for a total consideration of $15,000,000. The Company paid approximately $9,000,000 in cash at closing and Lusk carried back $6,000,000 pursuant to a promissory note secured solely by a first deed of trust on the properties. Quarterly principal payments were made on the note and the remaining balance of the note was due in full in July 1998. The Company drew on its existing credit facility to repay the note in June 1998. See also "Part II,
Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K Report.

  The West End Property has no known material environmental remediation requirements although one limited area totaling approximately 7 acres require further investigation and may require limited remediation. Historically, several older metal warehouse buildings were located on the West End Property and rented out to a variety of short term tenants. Over the past several years the Company has been systematically demolishing and removing these buildings to make way for the property's redevelopment. It is currently anticipated that the last major remaining building, the Mill Site Warehouse, will be demolished in 1999.

  In connection with the preparation for the redevelopment of the Mill Site Property, the leases with all but two tenants have been terminated. With respect to the remaining two tenants one will vacate the property by December 31, 1999, and the other will remain on site until the Company gives a 30-day written notice or the tenant moves to another location. During 1998, the Company also provided railroad switching services for many of the remaining tenants on this property.

  The Valley Boulevard Property has no known environmental remediation requirements and can be easily redeveloped upon receipt of necessary entitlements. If the proposed freeway and street improvements are made, the Valley Boulevard Property will have increased freeway access and visibility. This property could serve as a location for a hotel, fast food restaurants and other similar types of businesses where freeway visibility and access are important.

  South Mill Site - West and East Slag Piles. The South Mill Site, containing the West and East Slag Piles, consists of approximately 290 acres. This property was used by KSC primarily as a storage area for slag, a non-hazardous rock-like byproduct of iron and steel production, as well as for the Company's sewage and wastewater treatment plants. The sewer treatment plant is discussed in more detail below.

  The west portion of the South Mill Site, known as the West Slag Pile, was used only for the storage of slag. There is no known environmental remediation required with respect to this property. Although the slag is being removed and sold by a third party contractor, thereby, producing a current revenue stream for the Company, the amount of slag is such that it is unlikely to be cleared in less than 4-10 years without cost to the Company. However, if the West Slag Pile, West End Property and the street and freeway improvements are constructed as currently contemplated, it is anticipated that most of the remaining slag will be utilized in the grading and construction process. The Company is currently pursuing the possible use of this portion of the property as a commercial truck stop and other related uses.

  The eastern portion of the South Mill Site known as the East Slag Pile, is also mostly covered by slag. However, up to approximately 40 acres in the southeast corner of this property will require some form of remediation as discussed in "Mill Site Environmental Matters" below. Although the Company is exploring uses of the property that may not require the complete removal of the hazardous materials and slag, the definitive redevelopment of this entire property is likely to be delayed until any required remediation is completed. This property is not included in the proposed Kaiser Commerce Center. Depending upon the type of environmental remediation required, this property could have limited potential commercial and recreational uses.

  Approximately 6.5 acres of the East Slag Pile site were designated by the California Environmental Protection Agency - Department of Toxic Substance Control ("DTSC") for use as a corrective action management unit ("CAMU"). Certain types of impacted materials from other locations on the Mill Site Property can be stored in the CAMU and ultimately capped. Approval of the CAMU was received in February 1998. See "Mill Site Environmental Matters" below.

  Sewer Services. The Company operates a sewage treatment facility that serves property historically owned by the Company or KSC. The Company currently provides sanitary sewer services from its sewage treatment plant located on the northeastern end of the South Mill Site property to CSI, the Budway facility, the WVMRF and is anticipated to serve the balance of the Mill Site Property. In 1998, total revenue of $317,000 was derived from the sewer treatment facility with the Company receiving $88,800 of such revenue from The California Speedway Corporation pursuant to a Sewer Service Agreement.

  The California Speedway Corporation also has the option to purchase the Company's sewer treatment facility in certain circumstances such as if the Company terminates the Sewer Services Agreement or the Company discontinues providing sewer treatment services.

  Minor improvements to the sewer treatment facility were undertaken in 1998, and additional upgrades of the sewer treatment facility may be required to accommodate the development of the Mill Site Property and future regulatory changes.

Mill Site Environmental Matters

  The operation of a steel mill by the Company's predecessor, KSC, resulted in known contamination of limited portions of the Company's Mill Site Property. The Company is subject to a 1988 consent order (the "Consent Order") with the DTSC, which requires the Company to investigate and remediate hazardous materials on the Mill Site Property. Under the Consent Order, as amended, the phased remediation is scheduled to be completed by July 2005. The Consent Order, as amended, provides for a general outline of the known tasks and the timing of performing such tasks. Any particular item of investigation and/or remediation can be modified with the consent of the DTSC.

  During 1998, as in prior years, the Company undertook a number of activities with regard to environmental matters. These activities included, but were not limited to: remediation of impacted soil on one of the NAPA Lots; remediation of a portion of the property adjoining the WVMRF; investigation of the West Slag Pile; removal of asbestos containing materials and lead based paint in demolished buildings; preparation and submittal to the DTSC of a revised remedial action plan for the tar pits; and preparation and submittal to the DTSC of a remedial action plan for the East Slag Pile Waste Management Unit.

  In addition, in February 1998, the Company obtained approval for a CAMU from the DTSC. The CAMU is in the northeast portion of the East Slag Pile on land that was previously used by a bankrupt former tenant of KSC for a waste pickling facility and is used for the on-site disposal of affected soils and materials from the balance of the Mill Site Property. The CAMU has been constructed and remains open to receive any impacted soil that may be uncovered during the grading of the Kaiser Commerce Center. Upon termination of the use of the CAMU, the CAMU will be capped and closed in compliance with the DTSC's policies. The CAMU is a less expensive alternative than transporting the affected soils and materials to an off-site disposal facility.

  While the Company has monitored certain groundwater wells in the past, the DTSC requested and the Company intends to implement a supplemental groundwater investigation study. The principal purpose of the study upon its implementation is to confirm historic tests that the groundwater does not require any remedial action for hazardous substances. A draft supplemental groundwater study was submitted to the DTSC in 1997 for its review and comment. It is currently anticipated that the DTSC and the Company will agree in 1999 on the methodology and scope of the supplemental groundwater investigation. As a part of the supplemental study of groundwater, in late 1996, the Company drilled the first two test wells on TCS property. Results from these two test wells continue to be positive for the Company in that they do not indicate any groundwater contamination for hazardous substances that would require remediation.

  In addition, the Company previously settled certain obligations of groundwater contamination with the California Regional Water Quality Control Board concerning a total dissolved solids, sulfate and organic carbon plume to which the historic steel operations contributed. The settlement required a $1.5 million cash payment by the Company, which was made in February 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality improvement project. These water rights are unrelated to those leased to Cucamonga. In 1995, the Company contributed 18,000 acre feet of its water in storage. Thus, satisfying the first 18 years of its obligation. In September 1998, the Company contributed an additional 7,000 acre feet of its water in storage. This additional contribution of water completed all of the Company's obligations under the terms of the settlement agreement approximately 20 years ahead of schedule.

  The Company's cost for investigation, remediation, site cleanup, and all other environmental related activities for 1998 totaled approximately $2.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K Report for additional information.

  While there continue to be a number of smaller Mill Site Property environmental projects, the major outstanding environmental issues to be addressed, based on currently know information, are: (i) the approximately 7 acre parcel containing the tar pits which parcel is located adjacent to the Mill Site MRF property; (ii) the East Slag Pile waste management unit (sometimes referred to as the East Slag Pile landfill); (iii) additional groundwater monitoring including groundwater related items; (iv) the completion of the above described CAMU; and (iv) the investigation and possible remediation of a limited area on the West End Property.

  The Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters will be between approximately $18 million and $28.3 million depending both upon the ultimate extent of the environmental remediation and clean-up involved and upon which approved remediation alternatives are eventually selected. The Company anticipates recovery of the future remediation costs incurred through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. This range assumes:
(a) a capping alternative can be used for the East Slag Pile waste management unit on the East Slag Pile; (b) a capping alternative can be used for the tar pits parcel; (c) that the CAMU can accept substantially all the impacted soil currently scheduled for deposit into the CAMU and any newly discovered impacted soils; and (d) no significant groundwater remediation is required. To date, the CAMU has been able to accept substantially all the impacted soil originally contemplated to be deposited into the CAMU. As of December 31, 1998, the total short-term and long-term environmental remediation liability reflected on the Company's balance sheet was approximately $28.3 million, the high end of the current probable range of future remediation and other environmental costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Form 10-K Report.

  Although additional environmental investigations will be conducted on the Company's property and management believes it is currently in a position to estimate with some reasonable certainty future investigation and remediation costs, there can be no assurance that the actual amount of environmental remediation expenditures to be incurred will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified. Accordingly, future facts and circumstances could cause these estimates to change significantly. Further, the Company has provided certain financial assurances to the DTSC in connection with anticipated remediation activities, the primary one being the current dedication of approximately $4.8 million of Kaiser's Union Bank Credit facility. See Part II, "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  The Company is also involved, from time-to-time, in legal proceedings concerning environmental matters. See "Part I, Item 3. - Legal Proceedings."

Eagle Mountain Townsite

  The Eagle Mountain Townsite, which is owned debt free by the Company and covers approximately 460 acres, consists of more than 300 houses (of which approximately 100 have been renovated for current occupancy), a water supply and sewage treatment system, an office building, machine shops, school facilities and other structures. When the Eagle Mountain iron ore mine was operational, the Eagle Mountain Townsite provided housing for mine employees and their families. Except for many buildings and relating piping having asbestos containing materials, there is no known material environmental remediation required at Eagle Mountain.

  The Company's wholly-owned subsidiary, Kaiser Eagle Mountain, Inc., owns and operates the Eagle Mountain Townsite. The Company currently leases a portion of the Eagle Mountain Townsite to a private company, which operates a minimum security prison for the State of California. The lease for the private prison was recently extended through June 30, 2001. In order to redevelop the Eagle Mountain Townsite, the Company has filed a Specific Plan with the County of Riverside. The Townsite Specific Plan was included in the processing of the Landfill Project. Implementation of the Townsite Specific Plan is an abeyance until resolution of the landfill Project EIR appeal because it is one of the land use approvals overturned by the San Diego Superior Court in 1998 as a part of the EIR litigation.

  If the land exchange with the United States Bureau of Land Management (the "BLM") is completed (see page 24 "Proposed BLM Land Exchange" in this Form 10-K Report), the Eagle Mountain Townsite will expand to approximately 1,100 acres.

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

Municipal Solid Waste Management

The West Valley MRF

  West Valley MRF, LLC. California law currently requires all municipalities to recycle or divert 50% of their solid waste streams from landfills by the year 2000. In addition, counties are required to demonstrate to the State of California that they have at least 15 years of available landfill capacity. In order to meet these requirements, municipalities can arrange for transportation of solid waste to an independent or municipally-owned materials recovery facility, commonly referred to as "MRF", which will separate recyclable materials for either storage or sale to a variety of users. The residue waste from the recycling process is disposed of at landfills. In response to this potential market opportunity, the Company and Burrtec Waste Industries, Inc. ("Burrtec"), a local waste hauler, entered into a joint venture agreement (the "MRF Joint Venture").

  In 1997, the Company and Burrtec restructured their MRF Joint Venture whereby a limited liability company, West Valley MRF, LLC was formed to construct and operate the West Valley Material Recovery Facility. Effective June 19, 1997, a wholly-owned subsidiary of the Company, Kaiser Recycling Corporation ("KRC") and West Valley Recycling & Transfer, Inc. ("WVRT"), Burrtec's wholly owned subsidiary, entered into a Members Operating Agreement ("MOA") which is substantially the equivalent of a joint venture agreement but for a limited liability company. Other ancillary and related agreements to the MOA were also entered into as of June 19, 1997. Pursuant to the terms of the MOA, KRC contributed an approximately 23 acre parcel of the mill site on which Phase 1 of the WVMRF was constructed and WVRT contributed all of the goodwill of Burrtec's recycling business that was operated out of Riverside County entitling West Valley MRF, LLC to all revenues generated from such business after the closing date. Under the terms of the MOA, KRC and the Company remain responsible for any pre-existing environmental conditions and WVRT is responsible for environmental issues that may arise related to the future deposit or release, if any, of hazardous substances.

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

  Financing, Construction and Operation of the WVMRF. Phase 1 of the WVMRF, which includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services, was constructed and initially equipped, at a total cost of approximately $10.3 million, in the last half of 1997. It became fully operational as of January 1998. Phase 1 of the WVMRF is permitted to receive and process up to 2,000 tons per day of solid waste. The WVMRF currently receives and processes approximately 2,000 tons per day of non-hazardous commercial and municipal solid waste. Waste is primarily received from jurisdictions for which Burrtec has hauling contracts, and from the City of Ontario. In 1998, the WVMRF entered into a contract with USA Waste to process substantially all of the municipal solid waste generated from the City of Ontario. Upon the construction of future phases, the WVMRF could receive and process up to 5,000 tons per day of commercial and municipal solid waste. Since the WVMRF is currently near or at its Phase 1 capacity of 2,000 tons per day, the WVMRF may be expanded in 1999 to a capacity of approximately 3,500 tons per day at an estimated cost of approximately $5.2 million.

  As discussed in detail in the Company's 1997 10-K Report, most of the financing for Phase I was obtained through the issuance and sale of $9,500,000 in California Pollution Control Financing Authority (the "Authority") Variable Rate Demand Solid Waste Disposal Revenue Bonds Series 1997A (the "Bonds"). This was a tax-exempt financing transaction secured by a pledge and lien on the loan payments made by West Valley MRF, LLC and funds that may be drawn on an irrevocable direct pay letter of credit issued by Union Bank of California, N.A. ("Union Bank"). The Bonds are backed by a letter of credit issued by Union Bank. Pursuant to a Guaranty Agreement with Union Bank, the Company and KRC are liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by West Valley MRF, LLC. Burrtec and its affiliates in effect are also liable under a separate Guaranty Agreement with Union Bank for the other fifty percent (50%) of the principal and interest on the Bonds in the event of a default by Borrower.

  The interest rate for the Bonds varies weekly but it was never higher than 4.45% per annum during 1998. The Bonds have a stated maturity date of June 1, 2012, although the West Valley MRF, LLC is required, pursuant to an agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule.

  West Valley MRF, LLC and Union Bank have also executed a Reimbursement Agreement, which among other things, sets the terms and conditions whereby the West Valley MRF, LLC is: (i) required to repay Union Bank in the event of a draw under the letter of credit; (ii) grants the Bank certain security interests in the property of West Valley MRF, LLC; (iii) establishes the redemption schedule for the Bonds; and (iv) sets forth certain financial and other covenants West Valley MRF, LLC must comply with during the term of the Bonds. The Company and KRC have also provided to Union Bank an Environmental Guaranty Agreement pursuant to which they are jointly and severally liable for any liability that may be imposed on Union Bank for pre-existing environmental conditions on the Borrower's property acquired from KRC that the Borrower fails to timely address. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  Potential Dispute with San Bernardino County. San Bernardino County asserted in February 1998, that the WVMRF's operations were in violation of the MRF's conditional use permit because much of the waste processed at the WVMRF is deposited into landfills other than San Bernardino County landfills. One of the purported conditions in the WVMRF's conditional use permit states that the residue from the MRF was to be deposited into San Bernardino County landfills until November 23, 1998. West Valley MRF, LLC believes that the purported condition is invalid and not enforceable for a variety of reasons. However, if upheld, the violation of such condition could have lead to the revocation of the conditional use permit under which the WVMRF operates. In spite of such assertion, no legal action has ever been taken by the County with respect to this matter.

  Competition. Although other entities have proposed to develop MRFs that would serve the same broad geographic area as that of the WVMRF, the Company believes that none of them has yet completed the permitting process. However, Burrtec does own and operate a MRF in Agua Mansa, California located approximately 15 miles from the WVMRF that could compete in very limited areas for waste that might otherwise go to the WVMRF. Agua Mansa is currently anticipated to have little if any impact on the WVMRF.

Eagle Mountain Landfill Project

  Background. Many of Southern California's current landfills are located in urban areas and are old, unlined, and lack current environmental safeguards. Furthermore, it is becoming increasingly expensive and difficult to permit and open new landfills or to expand existing landfills in urban areas due to political opposition and stringent government regulations, including recent federal regulations. The Company believes that Southern California will begin to face a shortage of safe, permitted landfill capacity beginning in the next decade. However, the anticipated shortage in landfill capacity that was originally predicted to occur in the 1980's and early 1990's did not materialize as anticipated because several regional landfills were expanded and a number of other landfills were seeking to expand their permitted capacity. In addition, the anticipated life of many existing landfills also increased because of better landfill management techniques and reduced waste tonnage due to recycling and the recent California recession.

  The Eagle Mountain Site. The Company's 11,350 acre Eagle Mountain site, located in the remote California desert approximately 200 miles east of Los Angeles, consists of three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. The Company has leased approximately 4,654 acres of the idled mine site and the rail line to MRC for development of a rail-haul solid-waste landfill (the "Landfill Project"). As discussed in more detail below, effective as of January 1, 1995, the Company, through a wholly-owned subsidiary, Eagle Mountain Reclamation, Inc. ("EMR"), became a 70% shareholder in MRC and, through subsequent investments in MRC, is currently an approximately 74% shareholder in MRC.

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

  Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company has continued, to date, to make investments in MRC. Through a series of private placements with existing MRC shareholders, from July 1995 through March 31, 1999, a total of $14.5 million has been raised by MRC, with Kaiser contributing approximately $11.0 million of that amount. Due to the uncertainty associated with the Landfill Project, the Company is evaluating its continuing investment in MRC. It is anticipated that the Company may invest additional funds in MRC during 1999 depending upon what course of action the Company may ultimately decide to pursue after the announcement of the decision in the EIR appeal case discussed in more detail below.

  MRC continues to pursue other alternatives and financing from prospective investors as well as other means of raising funds or commitments such as the sale of capacity rights, air space or disposal agreements.

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

    Monthly                Average                % Fee                    Net                    # Days
    Royalty         =       Daily       X      Payable to       X        Tipping         X          in
    Payment                Tonnage               Kaiser                Fee Per Ton              Operation

              Average
           Daily Tonnage1                        Tipping Fee Percentage Payable to Kaiser
------------------------------------         ---------------------------------------------------
          0  -   3,500                       10.0% on all tonnage during applicable month
      3,501  -   4,999                       10.0% on first 3,500 tons; 15.0% on balance during
                                              applicable month
      5,000  -   8,999                       15.0% on all tonnage during applicable month
      9,000  -  20,000                       18.5% on all tonnage during applicable month
------------------------------------

1  Determined over the number of operating days in a calendar month.



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

  Government Regulation/Permitting. Solid waste landfills are subject to stringent federal, state and local environmental regulations. These regulations, among other things, require upgraded or new composite landfill liners, leachate collection and treatment, groundwater and methane gas monitoring, stricter siting and location criteria, closure requirements and financial assurances (such as a surety bond) from the owner or operator. The Eagle Mountain landfill is designed to meet or exceed these and all other applicable requirements.

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

  At one point, MRC had received 17 of the required 20 permits and two more of the permits were in draft form and were anticipated to be issued soon. However, as discussed in detail below, many of the permits were suspended or voided due to the adverse outcome of litigation involving the environmental impact report ("EIR")/environmental impact study ("EIS") for the Landfill Project approved by Riverside County in 1992.

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

  In July 1994, the San Diego County Superior Court issued its decisions on the challenges to the EIR for the Landfill Project. Of the more than seventy (70) areas of concern initially raised by the plaintiffs in the cases, the Court announced that it had eight (8) areas of concern in which the EIR was deficient, thus requiring corrective action. (This same court subsequently ruled on a new EIR for the Landfill Project as discussed below).

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

  Approval by Riverside County of the Landfill Project. After approval of the Landfill Project by the Riverside Planning Commission and after a number of public hearings held by the Riverside County Board of Supervisors, on August 26, 1997, the Board of Supervisors, by a four to one vote, again approved the Landfill Project. Final approval of the Development Agreement, EIR for the Landfill Project and related land use matters was made by the Board of Supervisors on September 9, 1997.

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

State Litigation

  State Litigation-Return to Writ. After the September 1997 approval of the new EIR by the Riverside County Board of Supervisors, the litigation with respect to the EIR resumed. The state litigation surrounding the Landfill Project had two subparts: the "return to the writ" previously issued by the San Diego Superior Court and a newly filed lawsuit which new lawsuit was dismissed in December 1997. On September 19, 1997, Riverside County filed with Judge Judith McConnell of the San Diego Superior Court a return to the writ which detailed the reasons as to how the eight defects in the former EIR were remedied by the new EIR. Judge McConnell presided over the 1994 hearing on the adequacy of the 1992 EIR.

  Objections to the return to the writ were filed by all the previous parties to the litigation except for ECEC. ECEC's original objections were therefore dismissed. The remaining original project opponents asserted that MRC and the Company failed in the new EIR to correct any of the deficiencies found to exist in the EIR approved in 1992. After receipt of briefs, on December 31, 1997, Judge McConnell held a hearing on the objections filed by opponents to the Landfill Project. On the day of and just prior to the holding of such hearing, Judge McConnell issued a tentative ruling that preliminarily concluded that the EIR was still inadequate with respect to most of the issues raised in her 1994 decision.

  During the first quarter of 1998, Judge McConnell issued her final ruling with respect to the new EIR. Judge McConnell reversed herself with respect to several of the items she initially had determined to be defective, but found that the new EIR was still inadequate in two general areas: (i) the threatened desert tortoise; and (ii) impacts to Joshua Tree National Park (the "Park"). Specifically, according to Judge McConnell, there was no substantial evidence in the record to support the new EIR's conclusion that the impact to the desert tortoise would be mitigated to a level below significance. In particular the Court concluded that there was a lack of required tortoise-proof fencing and cited the Desert Tortoise Recovery Plan that recommends no new landfills be constructed in desert tortoise habitat. With respect to the Park, the Court found that the EIR improperly split its analyses of the total "wilderness experience" into two parts: wilderness resources and the wilderness experience. The Court also found that there was no support for the conclusion that "non-wilderness" areas within the Park should be treated any differently from other areas within the Park. The Court also expressed concerns about the effect of the night time lighting on the Park resulting from the possible expansion of the Eagle Mountain Townsite and also concluded that the EIR failed to analyze the impact to biological resources of the Park as a complete and interrelated system.

  CEQA Appeal. As a result of the adverse ruling by the San Diego Superior Court, the Company and MRC evaluated various alternatives with respect to the Landfill Project. The Company, MRC and Riverside County ultimately decided to appeal the San Diego Superior Court's ruling and currently continue with the Landfill Project. Project opponents did not appeal any issues. All briefs have been filed and oral argument in the case is scheduled for April 20, 1999. It is currently anticipated that a decision would be announced during the third quarter of 1999.

  In connection with the Landfill Projects EIR litigation, project opponents filed a motion with the San Diego Superior Court seeking the award of approximately $450,000 in attorneys' fees against MRC, the Company and Riverside County. Total fees and costs ultimately awarded to landfill opponents was approximately $300,000. The award of attorneys' fees has been appealed.
Payment of the awarded attorneys' fees will be held in abeyance pending a decision in the appeal of EIR litigation.

  In addition during 1998, landfill opponents sought to hold MRC and the Company in contempt of court as a result of alleged violations of Judge McConnell's 1994 and 1998 orders. In summary, the Company undertook maintenance activities in connection with its private rail line. The opponents sought the imposition of a fine of $1,000 for each item undertaken since the issuance of Judge McConnell's order in 1994. In September 1998, Judge McConnell ruled in favor of the Company and MRC and found that the activities performed did not violate her orders or the CEQA.

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

  Average Tons Per Day of
     Non-County Waste                          Payment to Riverside County
================================================================================

       0      7,000                         Greater of 10% (12.5% once volume
                                          exceeds 12,000 tpd) or $2.70 ("Base")
  7,000   -  10,000                                      Base plus $.80

  10,000     12,000                                       Base + $1.30

  12,000  -  16,000                                       Base + $2.30

  16,000  -  20,000                                       Base + $3.30
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

  After extensive review and analysis, in October 1993, the BLM issued its Record of Decision approving the land exchange with the Company. The decision of the BLM approving the land exchange was challenged by the filing of appeals with the Interior Board of Land Appeals ("IBLA"), the agency having immediate appellate jurisdiction over the BLM's decision. However, as discussed in more detail below, in March 1995, the BLM announced that it would join in Riverside County's additional environmental review, and requested that the IBLA remand the decision on appeal for further agency action.

  In a separate but related action to the land exchange, the Company and the BLM also entered into discussions with respect to the extension of the Company's right-of-way to use the railroad, a right-of-way for an existing road and the transfer to the Company of property rights with respect to land at the Eagle Mountain Townsite. All issues with respect to the right-of-way were also resolved as a part of the BLM's 1993 Record of Decision. The BLM issued a new right-of-way for the Kaiser railroad and a new joint right-of-way for the Eagle Mountain road and its extension to Kaiser and the Metropolitan Water District of Southern California. These right-of-way grants were also appealed to the IBLA.

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

  The BLM is the lead Federal agency for the EIS. The National Parks Service ("NPS") has been a cooperating agency for the EIS. The final EIR/EIS was distributed in January 1997 after a series of public hearings held by the BLM and after the conclusion of an over 60 day public comment period. In September, 1997, the BLM announced that it had approved the proposed land exchange. Objections were received during the statutory protest period. All objections were answered and denied by the BLM in December 1998, paving the way for the land exchange to proceed. At the same time, the BLM granted the requested rights-of-way. However, as anticipated, the same opponents as in the state EIR litigation filed an appeal of the BLM's decision with the IBLA. These appeals have stayed the land exchange until their resolution. It is difficult to predict when a decision may be obtained from the IBLA, but one is currently anticipated by the end of 1999.

  Competition. The solid waste disposal industry is highly competitive with a few large, integrated waste management firms and a significant number of smaller, independent operators. The number of competitors have diminished, but their size has greatly increased as a result of mergers and acquisitions of waste hauler and management companies.

  Assuming the Landfill Project is ultimately permitted, the success of the Landfill Project depends largely upon MRC's ability to secure solid waste disposal contracts from municipalities and waste haulers in this highly competitive environment. The ability of MRC to secure such waste disposal contracts is predicated upon a number of factors including, but not limited to, MRC's ability to (i) charge disposal fees comparable to those of its competitors; (ii) provide financial and environmental safeguards against potential liability; (iii) provide sufficient long-term capacity; and (iv) commence operations prior to the expansion of existing landfills or the opening of other large capacity, rail-haul landfills. Currently, there are over 15 major existing municipal solid waste landfills in Southern California serving the same geographic area as that proposed by the Landfill Project (primarily Los Angeles, Orange, Riverside and San Bernardino Counties). While a number of Southern California landfills are scheduled to close in the next several years as they reach capacity, several of them, including El Sobrante Landfill in Riverside County and Mid-Valley Sanitary Landfill in San Bernardino County recently received approvals for major expansions. Other landfills such as Puente Hills in Los Angeles County, are in the process of expanding the permitted capacities of their existing facilities.

  The Company is also currently aware of at least two other enterprises seeking to develop rail-haul, solid waste disposal facilities which would be located in Southern California and would compete directly with the Landfill Project. These proposed cut-and-fill landfills include: (i) a landfill to be developed in a desert site in San Bernardino County by Rail Cycle of Los Angeles, a joint venture between Waste Management, Inc. (now owned by USA Waste) and the Santa Fe Railway Company, Inc.; and (ii) Mesquite Regional Landfill to be developed in Imperial County by a partnership including Western

Waste Industries (now owned by USA Waste) and SP Environmental Systems, Inc., an affiliate of the Southern Pacific Transportation Company. Both projects are being developed by well established waste management companies, which control significant waste streams in Southern California as a result of their waste hauling businesses. Both of these rail haul projects received certification of their respective EIRs in late 1995. The Mesquite Regional Landfill is considered much further along in the permitting process than the Eagle Mountain Landfill Project because it is ready for construction subject to the receipt of a few technical permits. The EIR for the Mesquite Regional Landfill and the EIR for Rail Cycle were subject to separate legal challenges which are now concluded without further action on such EIRs required. The Rail Cycle project is also contingent upon the approval of a business tax by the voters, which has failed once. In addition, the Rail Cycle project and associated personnel also have been the subject of a criminal grand jury investigation which may alter the prospects of this particular project from potentially becoming a viable competitor.

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

  Disposal Fees. While the Company believes that it will take several years for MRC's projected disposal fees to be aligned at competitive levels with other urban landfills, it also currently believes that the advantages afforded by the Eagle Mountain site should enable it, in the long-term, to compete effectively with both existing and other proposed landfills. Over the past several years, there has been a general reduction in disposal or "tipping fees" in several areas of Southern California. The reduction in tipping fees was accelerated with the bankruptcy of Orange County, California. As a means of generating revenue, Orange County reduced its tipping fee to out-of-county trash from $38.50 to as low as $18.00 per ton depending upon the length of the time commitment. Trash generated within Orange County still pays approximately $38.50 per ton tipping fee. Riverside County also adopted a two-tier tipping fee structure. The tipping fee would generally be $30.00 for direct haul to a landfill and $25.00 if the waste is processed through a transfer station or materials recycling facility. Facing the loss of waste from its system, San Bernardino County dropped its tipping fee from $35.50 per ton to $28.50 per ton for fifteen (15) year commitments.

  Risk Factors. Management believes that the advantages afforded by the Eagle Mountain site should enable it, in the long-term, to compete effectively with both existing and other proposed landfills provided the Landfill Project can be permitted. In addition, the success of the Landfill Project depends upon the development of the anticipated shortage in landfill capacity in Southern California over the next several years. The landfill capacity storage anticipated in the 1980's and early 1990's did not materialize as soon as predicted. However, there is no assurance that the Company is currently able or will be able to compete effectively with anticipated landfill space and pricing competition or that other forms of competition will not result. Furthermore, there is no assurance that the Landfill Project can obtain all the necessary permits or that it can be successful in defending against legal challenges to the Landfill Project. To date, MRC has not been successful in litigation challenging the adequacy of the EIR. Finally, there is a risk that sufficient and suitable financing may not be made available to MRC in order to allow it to continue to pursue the Landfill Project.

Employees

  As of March 30, 1999, Kaiser had 19 full-time and 2 part-time employees. In addition, as of March 30, 1999, MRC, the Company's subsidiary, had 4 full-time employees.

Item 2.  PROPERTIES

Office Facilities

  The Company's principal offices are located at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764. The Company leases approximately 7,500 square feet in Ontario, California, pursuant to a lease agreement expiring in August 1999. The Company anticipates renegotiating its current lease for an additional 2 or 3 years, but for less space. The Company also maintains offices on the Mill Site Property and at the Eagle Mountain site. MRC leases an office in Palm Desert, California for a term that was extended in 1998, to August 1999 and maintains an office at the Eagle Mountain site.

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

  In and around the Eagle Mountain area the Company has various possessory mining claims on approximately 9,550 acres and holds approximately 1,800 acres in fee simple. In addition, the Company and BLM are working toward a land exchange. See "Part I, Item 1. - Business - Eagle Mountain Landfill Project" with respect to the proposed land transfer between the Company and the BLM.

  The Company owns six deep water wells, of which two are currently being used, and two booster pump stations that serve the Eagle Mountain mine and townsite.

Railroad

  To transport ore from the Eagle Mountain mine to the mill site (see below), KSC constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. The Company owns in fee approximately 10% of the 52-mile railroad right-of-way. The major remaining portion of the railroad right-of-way consists of various private leases and an operating right-of-way from the BLM. The railroad is included in the lease to MRC for the Landfill Project. See "Part I, Item 1. - Business."

Fontana, California

  With the acquisition of approximately 534 acres by The California Speedway Corporation for the construction of TCS and related facilities, the contribution and reservation of property for the West Valley MRF and the sale of a NAPA Lot, the Company now owns approximately 629 acres (gross) near Fontana, California. All of the Company's property is debt free. Located on the Mill Site Property is extensive infrastructure, including, water and sewage treatment facilities, and one major industrial building. All other major buildings previously on the Mill Site Property have been demolished as part of the redevelopment of the Mill Site Property. The Company has historically had a number of short-term lease arrangements with unaffiliated entities for portions of this Mill Site Property.

  There is one active deep water well on the property, with capacity significantly in excess of the current water needs for the property. This well is now currently used only for irrigation purposes by TCS. See "Part I, Item 1.
- Business." The Company originally had adjudicated water rights to extract 2,930 acre-feet of water per year for use on the property. However, the Company as part of the transaction with PMI and the Company's agreement to sell a portion of these water rights to CSI, an adjoining landowner, in connection with the settlement of certain disputes and litigations with such company, the Company owns the following water rights associated with the Mill Site Property:
(i) 525 annual acre feet; (ii) 475 annual acre feet as tenants in common with The California Speedway Corporation which has the right of first use; and (iii) 630 acre feet as tenants in common with CSI, with CSI having the first right of use, with payment to the Company, through June 30, 2004 and the Company having the first right of use thereafter. Pursuant to a settlement agreement reached with the California Regional Water Quality Control Board in 1993, the Company is obligated to contribute 1,000 acre feet of water per year for 25 years for the purposes of a regional de-salter project. In 1995, the Company contributed 18,000 acre feet of water in storage, which satisfied the Company's obligation under the settlement agreement for the first 18 years. In 1998, the Company contributed an additional 7,000 acre feet of water in storage. Thus, the Company's obligations are now fully satisfied.

  Further, the DTSC has determined that limited portions of the property require environmental remediation. The Company is working with the DTSC to remediate the impacted areas. As discussed in "Part I, Item 1. - Business Property Redevelopment - Mill Site Environmental Matters," the Company undertook a number of remediation activities in 1998. See "Part 1, Item 1. - Business."

Lake Tamarisk, California

  Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development Corporation ("LTDC"), a wholly owned subsidiary of the Company, owns 77 improved lots including one residential structure. LTDC also owns a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk.

Other Real Estate Properties

  The Company owns numerous small land parcels and iron ore deposits in the high desert area of Southern California and in Huerfano and Archuleta Counties in Colorado, including the Silver Lake Mine west of Baker, California and approximately 190 acres near Afton Canyon, California.

Fontana Union Water Company

  The Company, through a wholly owned subsidiary, owns 7,632.63 shares or approximately 51% of the outstanding stock of Fontana Union, a California mutual water company. These shares entitle the Company (or its lessee) to receive, at cost, its proportionate share of Fontana Union's water. Fontana Union owns surface and groundwater rights in the Fontana, California area with annual average production of approximately 34,000 acre-feet (plus approximately 3,500-4,000 acre feet relating to the annual Chino Basin agricultural pool transfer). The Company's shares of Fontana Union stock are currently leased to Cucamonga. The Fontana Union shares and the lease of such shares to Cucamonga are currently pledged as collateral for the Company's $30,000,000 revolving-to-term credit facility. See "Part I, Item 1. - Business - Water Resources." and "Item 3. Legal Proceedings."

Item 3.  LEGAL PROCEEDINGS

  The Company, in the normal course of its business, is involved in various claims and legal proceedings. A number of litigation matters previously reported have settled and such settlements did not have a material adverse impact on the Company's financial statements. Except for those matters described below, management believes these matters will not have a material adverse effect on Kaiser's business or financial condition. Significant legal proceedings, including those, which may have a material adverse effect on the Company's business or financial condition, are summarized as follows:

Litigation

  Eagle Mountain EIR Litigation. This litigation involved legal challenges to the EIR for the Landfill Project certified by the Riverside County Board of Supervisors in October 1992. These cases were heard in the San Diego County Superior Court in 1994. The Court's decisions required MRC to prepare a new EIR, which was completed and certified in September 1997. The original litigation against the EIR was resumed before Judge Judith McConnell of the San Diego County Superior Court. In February 1998, the San Diego County Superior Court announced its final decision and concluded that the new EIR was still deficient in two principal respects. The Court's two remaining areas of concern involve the threatened desert tortoise and Joshua Tree National Park. The Superior Court's decision has been appealed. It is currently anticipated that a decision in the appeal will be announced in the third quarter of 1999. Related to the EIR litigation was the award of approximately $300,000 of attorneys' fees to project opponents. This matter has also been appealed. For a more extensive discussion of this litigation, please see "Part I, Item 1. - Municipal Solid Waste Management - Eagle Mountain Landfill Project."

  Centennial Insurance. In November 1997, Centennial Insurance Company commenced litigation in San Bernardino County Superior Court seeking approximately $115,000 in damages from the Company and other defendants related to the alleged theft of property from the Company's West End Property that was stored in a semi-truck of a common carrier leasing a site from the Company (Centennial Insurance Company, v. Kaiser Resources Inc., et al., San Bernardino County Superior Court - Rancho Cucamonga Division, Case No. RCV 30545). Defense of the matter is being handled by the Company's insurance carrier.

  Cucamonga Litigation. In 1996, the Company initiated legal action against Cucamonga. The dispute involved amounts owed to the Company under the terms of its lease of Fontana Union Water stock to Cucamonga. The dispute arose out of a change made by the Metropolitan Water District in its water rates and rate structure effective July 1, 1995. After a trial on the matter, the San Bernardino County Superior Court ruled that the lease rate had been discontinued effective July 1, 1995. Thus, the parties are required to negotiate in good faith a substitute lease rate as provided under the terms of the lease with Cucamonga. The parties have been unable to negotiate a new substitute rate. Thus, the matter will be resolved in a reference proceeding which is like a private trial. For more detailed information, please see "Part I, Item 1. - Water Resources - Lease to Cucamonga County Water District."

  Apollo Wood Litigation. In late 1997, the Company and two individual officers of the Company were served with a complaint brought by Apollo Wood Recovery, Inc. in San Bernardino Superior Court seeking unspecified damages, but which are estimated to exceed $100,000. The plaintiff is a tenant on the Company's Mill Site Property. In summary, the complaint alleges that the Company and two officers of the Company falsely represented the status of the permitting of the property on which Plaintiff operates its business, committed fraud, interfered with the plaintiff's business, engaged in unfair trade practices and other similar causes of action. The Company believes the lawsuit is without merit and is vigorously defending such lawsuit. (Apollo Wood Recovery, Inc. v. Kaiser Ventures Inc., Terry L. Cook, Lee Redmond, Apollo Wood & Metal Recycling Ltd., Shirley Isom Construction Company, Troy Isom and Does 1 through 40, San Bernardino Superior Court, Case No. SCN 42863.)

  Mushegain Litigation. The Company was named as a defendant in Federal court litigation alleging the improper deposit of materials on property owned by plaintiffs. [Mary Mushegain, as Trustee of the

Mushegain 1988 Family Trust dated February 7, 1989, as Trustee of the Mushegain Survivor's Trust dated January 9, 1996, as Trustee of the Mushegain Grandchildren's Trust dated January 9, 1996, and as Trustee of the Mushegain Marital Trust dated January 9, 1996 - Plaintiffs, vs. The California Speedway Corporation; a Delaware corporation, et al; United States District Court, Central District of California; Case No. 98-6786 ER (Mex)]. In summary, the site in question was leased to a company that has ceased business operations. This bankrupt company, pursuant to a contract with The California Speedway Corporation, performed wood recycling work in connection with the demolition of the structures on the property acquired by The California Speedway Corporation. It is alleged that wood and other materials, including some hazardous materials such as the constituents of railroad ties, were eventually placed into trenches on the property. The Company vigorously denies that it may have any responsibility for any work performed by a contractor of The California Speedway Corporation and is vigorously defending the litigation.

  Asbestos Suits. The Company along with KSC are currently named in approximately fifteen (15) active asbestos lawsuits. The Company and KSC have been previously named in other asbestos suits but for various reasons those suits are not currently being pursued. Most of the plaintiffs alleged that they worked in ship yards in the Oakland/San Francisco, California area in the 1940's and that KSC was in some manner associated with one or more shipyards or has successor liability from another "Kaiser" entity. Most of these lawsuits are third party premises claims claiming injury resulting from exposure to asbestos and involve multiple defendants. The Company anticipates that it will be named as a defendant in additional asbestos lawsuits. All of the complaints are non-specific. As such it is not practical at this time to determine the true nature and extent of the claims against the Company and KSC. To date, several, but not all, of the plaintiffs have agreed that they will not personally pursue the Company, but they have been granted the right to pursue the Company's insurance coverage, to the extent there is coverage. The Company currently believes that it does have insurance coverage for at least a portion of the claims and has tendered these suits for defense. The Company also currently believes that it has various defenses to these claims, including the discharge granted to it in connection with KSC's bankruptcy reorganization. The KSC bankruptcy estate, through KSC Recovery has been incurring defense costs, which should in large part be reimbursed by insurance. However, there currently is a dispute as to the amount of insurance coverage, if any. Asbestos litigation is an evolving area of the law and the factual discovery with respect to many of these lawsuits has not been completed.

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

  The Company and the City reached a settlement concerning the matter before the U.S. Bankruptcy Court which was approved by the U.S. Bankruptcy Court in October. Under the terms of the settlement, the Company has agreed to waive its bankruptcy-related defenses to the City's prosecution of claims for groundwater contamination caused by mercury or other priority pollutants. In return, the City agreed to dismiss the California litigation as to all claims related to total dissolved solids, total dissolved carbons and sulfates, and to be bound by the 1993 Settlement Agreement between Kaiser and the California

Regional Water Quality Control Board. The City has informed the Company that its recent well tests do not indicate the presence of mercury. However, the City continues to assert that the Company is responsible for the impact of total dissolved solids at the well. The City has not yet filed an amended complaint. The Company and the City of Ontario are continuing to engage in informal discovery and discussions. The Company currently believes it has numerous defenses in the litigation.

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

                                    PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock commenced trading on the NASDAQ Stock Market(sm) in the fourth quarter of 1990 under the symbol "KSRI." In June 1993, Kaiser changed its name to Kaiser Resources Inc. and symbol to "KRSC." Most recently, the Company changed its name, in June 1995, to Kaiser Ventures Inc., but its trading symbol remained the same. The following table sets forth the range of the high and low reported bid price of the Company's Common Stock for the periods indicated, as reported on the NASDAQ Stock Market(sm).

                                                         Low         High
                                                         ---         ----
1998:
Fourth quarter........................................   $   8.25   $  11.38
Third quarter.........................................   $   8.00   $  12.13
Second quarter........................................   $   9.88   $  14.25
First quarter.........................................   $   9.50   $  12.75

1997:
Fourth quarter........................................   $  10.00   $  15.06
Third quarter.........................................   $  10.75   $  14.88
Second quarter........................................   $   7.50   $  10.50
First quarter.........................................   $   8.50   $  10.75

  As of March 23, 1999, there were approximately 2,264 holders of record of the Company's Common Stock.

  As of March 23, 1999, the Company held 136,919 shares that are deemed outstanding but reserved for issuance to the former general unsecured creditors of KSC pursuant to the KSC Plan.

  The Company has neither declared nor paid any cash dividends on its Common Stock since emerging from the KSC bankruptcy in November 1988. Any future decisions by the Company to pay cash on other dividends will depend upon its growth, profitability, financial condition and other factors the Board of Directors may deem relevant. No assurance can be given that the Company will pay dividends at any time in the future.

Item 6.  SELECTED FINANCIAL DATA

  The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included herein.

Selected Statement of Income Data
for the years ended December 31:                   1998           1997           1996           1995           1994
                                                -----------   ------------   ------------   ------------   -------------

Total revenues...............................   $ 9,873,000    $10,006,000    $15,331,000    $11,053,000    $12,471,000

Costs and expenses...........................     7,315,000      7,815,000      7,066,000      7,938,000      8,593,000
                                                -----------    -----------    -----------    -----------    -----------

Income from operations.......................     2,558,000      2,191,000      8,265,000      3,115,000      3,878,000

Net interest expense (income)................     1,083,000        672,000        819,000        665,000       (155,000)
                                                -----------    -----------    -----------    -----------    -----------

Income before income tax provision
   and extraordinary loss....................     1,475,000      1,519,000      7,446,000      2,450,000      4,033,000

Taxes currently payable......................        12,000         43,000         92,000            ---        125,000
Deferred tax expense.........................       126,000         74,000        840,000        721,000            ---
Deferred tax expense credited to equity......       105,000        554,000      3,945,000        335,000      1,621,000
                                                -----------    -----------    -----------    -----------    -----------

Income before extraordinary loss.............     1,232,000        848,000      2,569,000      1,394,000      2,287,000

Extraordinary loss (net of taxes)............           ---            ---            ---            ---      2,233,000
                                                -----------    -----------    -----------    -----------    -----------

Net income...................................   $ 1,232,000    $   848,000    $ 2,569,000    $ 1,394,000    $    54,000
                                                ===========    ===========    ===========    ===========    ===========

Earnings per share
   Before extraordinary loss
   Basic.....................................   $       .12    $       .08    $       .24    $       .13    $       .21
   Diluted...................................   $       .11    $       .08    $       .24    $       .13    $       .21
   Net Income
   Basic.....................................   $       .12    $       .08    $       .24    $       .13    $       .01
   Diluted...................................   $       .11    $       .08    $       .24    $       .13    $       .01

Basic Weighted average
number of shares outstanding.................    10,664,000     10,536,457     10,485,943     10,456,353     10,435,878

Diluted Weighted average
number of shares outstanding.................    10,840,000     10,740,357     10,729,645     10,653,950     10,671,154


Selected Balance Sheet Data
as of December 31:                                  1998            1997            1996            1995           1994
                                                -------------   -------------   -------------   ------------   -------------

Cash, cash equivalents and
   short-term investments....................   $  3,409,000    $  4,330,000    $  8,482,000    $ 10,937,000   $  6,829,000
Working capital..............................     (2,487,000)     (4,685,000)     (1,240,000)      2,821,000     (3,567,000)
Total assets.................................    142,942,000     139,265,000     134,067,000     126,803,000    114,350,000
Long-term debt...............................     13,750,000       8,982,000       8,102,000       5,342,000      5,700,000
Long-term environmental
   remediation reserves......................     24,465,000      24,673,000      26,466,000      32,176,000     28,439,000
Stockholders' equity.........................     87,838,000      86,204,000      81,448,000      68,697,000     66,802,000

(1) The deferred tax expense credited to equity represents taxes that are recorded by the Company for financial reporting purposes, but are not payable due to the Company's utilization of Net Operating Loss ("NOL") benefits from losses arising prior to and through the KSC bankruptcy. Although the amount of this benefit is not included in net income, stockholders' equity is increased in an amount equal to the NOL tax benefit reported. NOL carryforwards at December 31, 1998, were approximately $114 million and $3.4 million, for federal and California income tax purposes, respectively.

(2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page 66.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Section 1:  Operating Results

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments in water resources, motorsports, property redevelopment and solid waste management. The Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 11.73% interest in Penske Motorsports, Inc. ("PMI"), a publicly-traded professional motorsports company that has developed the California Speedway ("TCS") on land acquired from the Company; (iii) approximately a 74% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (v) approximately 629 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property") which is currently undergoing redevelopment; and (vi) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the redevelopment of industrial and commercial parcels of land near TCS and the WVMRF.

Summary of Significant Developments in 1998

  During 1998, a number of events occurred which affected the Company, therefore, readers are encouraged to read this Report it in its entirety in order to adequately understand the impact of these events on the Company. However, Management would like to particularly highlight five areas: (1) the positive outcome of the rate litigation trial against Cucamonga;(2) the San Diego Court's adverse ruling relative to the Landfill Project's environmental impact report ("EIR") and its appeal; (3) approval of the Federal land exchange that is necessary for the Landfill Project; (4) the continued work on entitling the 406 acre Kaiser Commerce Center, a substantial portion of the Mill Site Property, which resulted in the approval of such project by the San Bernardino Planning Commission by a unanimous vote on March 18, 1999, with consideration of this project by the San Bernardino County Board of Supervisors currently scheduled for April 1999; and (5) the continued work of a committee of the Board of Directors formed to evaluate strategic alternatives and transactions with respect to the Company and its assets. For a detailed discussion on these areas, please see "Part I, Item 1. - Business."

Primary Revenue Sources

Ongoing Operations

  The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga. Property redevelopment revenues primarily reflect revenues from long-term redevelopment activities at the Mill Site Property, including water and waste water treatment revenues; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflect Kaiser's share of income related to those equity investments (i.e., PMI) and, starting in 1998, joint ventures (i.e., West Valley MRF) which the Company accounts for under the equity method.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Interim Activities

  Revenues from interim activities are generated from various sources primarily related to the Mill Site Property. Significant components of interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities. Revenues from these activities are declining rapidly as the development of the remaining Mill Site property proceeds.

Summary of Revenue Sources

  Due to the developmental nature of certain Company projects and the Company's recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See "Part I, Item 1. - Business" for a discussion of recent material events affecting the Company's revenue sources.

  In addition, due to the concentration of motorsport racing events between April and September, PMI's operations have been, and will continue to be, highly seasonal. As a result, the Company's reported share of undistributed equity in the earnings of PMI will likely be fluctuate significantly from quarter to quarter.

Results of Operations

Analysis of Results for the Years Ended December 31, 1998 and 1997

  An analysis of the significant components of the Company's resource revenues for the years ended December 31, 1998 and 1997 follows:

                                                          1998               1997           % Inc. (Dec)
                                                    ----------------   ----------------   ----------------
Ongoing Operations
 Water resource..................................        $5,201,000        $ 5,143,000                  1%
 Property redevelopment..........................         1,487,000          1,213,000                 23%
 Income from equaity method investments..........         1,943,000          2,003,000                 (3%)
                                                         ----------        -----------                ----
  Total ongoing operations.......................         8,631,000          8,359,000                  3%
                                                         ----------        -----------                ----

Interim Activities
 Lease, service and other........................         1,242,000          1,647,000                (25%)
                                                         ----------        -----------                ----

  Total interim activities.......................         1,242,000          1,647,000                (25%)
                                                         ----------        -----------                ----

  Total resource revenues........................        $9,873,000        $10,006,000                 (1%)
                                                         ==========        ===========                ====

Revenues as a Percentage of Total Resource
Revenues:
 Ongoing operations..............................                87%                84%
 Interim activities..............................                13%                16%
                                                         ----------        -----------

  Total resource revenues........................               100%               100%
                                                         ==========        ===========

  Resource Revenues. Total resource revenues for 1998 were $9,873,000, compared to $10,006,000 for 1997. Revenues from ongoing operations increased 3% during the year to $8,631,000 from $8,359,000 in 1997, while revenues from interim activities declined 25% to $1,242,000 from $1,647,000 in 1997. Revenues from ongoing operations as a percentage of total revenues increased to 87% in 1998 from 84% in 1997.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $5,201,000 during 1998 compared to $5,143,000 for 1997. The slight increase in water revenues primarily reflects: (a) an increase, as of July 1, 1998, in the lease rate being paid by Cucamonga from $351.75 to $354.00 per acre foot; and (b) an increase, effective January 1, 1998, in the Company's effective interest in Fontana Union from 55.66% to 57.33%, due to a decline in the number of Fontana Union shareholders taking water. As previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of December 31, 1998 is approximately $1,895,000. In addition, MWD has stated that it may further refine its rate structure in the future.

  Property redevelopment revenues were $1,487,000 for 1998 compared to $1,213,000 for 1997. The 23% increase from 1997 is primarily a result of higher sewer treatment plant and other revenues.

  Income from equity method investments decreased slightly to $1,943,000 for 1998 compared to $2,003,000 for 1997. The $60,000 decrease is primarily the result of: (a) the reduction in the management fee which the Company had received from PMI through March 31, 1997 ($163,000) partially offset by increases in the Company's share of the reported net income of PMI for the year ($63,000), of which the Company recorded its 11.53% weighted average share, and equity income from the operation of the WVMRF ($40,000). The Company's equity interest in PMI increased during the fourth quarter of 1998, from 11.51% to 11.73% as a result of a stock repurchase plan implemented by PMI. As previously disclosed, the Company is recording its investment in PMI on the equity method and began recording its share of PMI's net income concurrent with conversion of the Company's preferred stock into common stock at the end of the first quarter of 1996.

  Interim Activities. Revenues from interim activities for 1998 were $1,242,000 compared to $1,647,000 for 1997. The 25% decrease in revenues from interim activities in 1998 is primarily attributable to: (a) lower revenues from tenant rental and services and from sales of metallics and scrap at the Mill Site Property due to the continuing real estate redevelopment activities ($356,000); and (b) lower tenant service and miscellaneous revenue at Eagle Mountain ($50,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for 1998 decreased to $3,468,000 from $3,654,000 in 1997. Operations and maintenance costs for 1998 were $1,260,000 compared to $1,311,000 for 1997. The 4% decrease in 1998 operations and maintenance costs was primarily due to lower maintenance and supplies for buildings and equipment at both the Mill Site Property and Eagle Mountain ($96,000) plus lower security costs at the Mill Site Property ($45,000), partially offset by higher property tax expense ($25,000) and outside labor and professional expenses at both the Mill Site Property and Eagle Mountain ($67,000). Administrative support expenses for 1998 decreased 6% to $2,208,000 from $2,343,000 for 1997. This decrease was primarily due to: (a) lower insurance expense ($122,000); (b) lower outside legal and professional costs ($79,000); and (c) lower employee compensation expenses ($38,000) being partially offset by higher depreciation expense mainly related to the recently completed sewer plant improvements at the Mill Site Property ($109,000).

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for 1998 decreased 8% to $3,847,000 from $4,161,000 for 1997. The decrease was due to lower

                     KAISER VENTURES INC. AND SUBSIDIARIES

compensation and related expenses ($393,000) and lower insurance expense ($40,000) being partially offset by higher professional and outside consulting expenses ($117,000).

  Net Interest Expense. Net interest expense for 1998 was $1,083,000 compared to $672,000 in 1997. The increase was due primarily to: (a) higher interest expense ($122,000) associated with the $4,650,000 in additional long term debt ($9,750,000 in additional borrowings under the Company's Union Bank revolving-to-term credit facility less the $5,102,000 payoff of the Lusk note which occurred in June 1998); (b) lower capitalized interest relating to the development of the Mill Site Property ($180,000); (c) an increase in the amortization of deferred loan fees ($88,000); and (d) lower interest income from lower cash/investment balances ($17,000).

  Income and Income Tax Provision. The Company recorded income before income tax provision of $1,475,000 for 1998, and 3% decrease from the $1,519,000 recorded in 1997. A provision for income taxes of $243,000 was recorded in 1998 as compared with $671,000 in 1997. Over 90% of the tax provisions for 1998 and 1997 are not currently payable due primarily to utilization of the Company's net operating loss carryforwards ("NOL's"). Consequently, pretax income is an important indicator of the Company's performance.

  Net Income. For 1998, the Company reported net income of $1,232,000, or $.12 per share, a 45% increase from the $848,000, or $.08 per share, reported for 1997.

Analysis of Results for the Years Ended December 31, 1997 and 1996

  An analysis of the significant components of the Company's resource revenues for the years ended December 31, 1997 and 1996 follows:

                                                          1997               1996           % Inc. (Dec)
                                                    ----------------   ----------------   ----------------
Ongoing Operations
 Water resource..................................       $ 5,143,000        $ 4,505,000                 14%
 Property redevelopment..........................         1,213,000          1,120,000                  8%
 Income from equity method investments...........         2,003,000          1,539,000                 30%
 Mill Site land sale.............................               ---          6,371,000               (100%)
                                                        -----------        -----------               -----

  Total ongoing operations.......................         8,359,000         13,535,000                (38%)
                                                        -----------        -----------               -----

Interim Activities
 Lease, service and other........................         1,647,000          1,796,000                 (8%)
                                                        -----------        -----------               -----

  Total interim activities.......................         1,647,000          1,796,000                 (8%)
                                                        -----------        -----------               -----

  Total resource revenues........................       $10,006,000        $15,331,000                (35%)
                                                        ===========        ===========               =====

Revenues as a Percentage of Total Resource
Revenues:
 Ongoing operations..............................                84%                88%
 Interim activities..............................                16%                12%
                                                        -----------        -----------

  Total resource revenues........................               100%               100%
                                                        ===========        ===========

  Resource Revenues. Total resource revenues for 1997 were $10,006,000, compared to $15,331,000 for 1996. Revenues from ongoing operations decreased 38% during the year to $8,359,000 from $13,535,000 in 1996, while revenues from interim activities declined 8% to $1,647,000 from $1,796,000 in 1996. Comparing 1997 revenues from ongoing operations to 1996 without the Mill Site Property land sale shows an increase of 17 %, or $1,195,000, to $8,359,000 from $7,164,000. Revenues from ongoing

                     KAISER VENTURES INC. AND SUBSIDIARIES

operations as a percentage of total revenues decreased to 84% in 1997 from 88% in 1996; however, excluding the Mill Site land sale in 1996, ongoing operations represented 80%.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $5,143,000 during 1997 compared to $4,505,000 for 1996. The 14% increase in water revenues during the year reflects: (a) two rate increases, as of February 1, 1997, and July 1, 1997 in the effective non-interruptible untreated water rate being paid by Cucamonga from $346.00 to $351.00 per acre foot and then to $351.75 per acre foot, respectively; (b) a return to the maximum amount of water that Cucamonga (through Fontana Union) can draw from the Colton/Rialto Basin wells; and (c) an increase in the Chino Basin agricultural pool transfer relating to increased agricultural usage and the overstatement of estimates in prior years. As previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of December 31, 1997 is approximately $1,236,000. In addition, MWD has stated that it may further refine its rate structure in the near future.

  Property redevelopment revenues were $1,213,000 for 1997 compared to $1,120,000 for 1996. The 8% increase from 1996 is primarily a result of: (a) the reclassification of the Mill Site Property sewer treatment plant service fees as property redevelopment revenues as a result of the Company's renovation of the plant and its renewed commitment to provide sewer services to PMI and future Mill Site Property tenants and owners ($292,000) higher iron ore and aggregate sales ($78,000), partially offset by; and (b) residual expenses associated with offsite improvements for the Speedway Business Park property that the Company sold to PMI in December 1996 ($242,000).

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

  Mill Site Property land sale revenues in 1996 represent the sale of approximately 54.2 net acres of the Mill Site Property, known as the Speedway Business Park, to PMI for $5.0 million in cash and approximately $8.35 million, or 254,298 shares, of PMI common stock. The transaction closed in December 1996. As a result of the transaction, Kaiser increased its ownership of PMI to 1,627,923 shares.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for 1997 increased to $3,654,000 from $3,229,000 in 1996. Operations and maintenance costs for 1997 were $1,311,000 compared to $1,092,000 for 1996. The 20% increase in 1997 operations and maintenance costs was primarily due to higher property tax expense associated with the completed offsite improvements for portions of the Mill Site Property ($104,000) and increased maintenance and supplies costs for buildings and equipment ($112,000). Administrative support expenses for 1997 increased 10% to $2,343,000 from $2,137,000 for 1996. This increase was primarily due to increases in insurance expense relating to the addition of environmental pollution insurance coverage for the Mill Site Property ($73,000), depreciation expense relating to the newly completed railroad and sewer plant improvements at the Mill Site Property ($59,000), and legal costs associated with both the CCWD water lease rate dispute and Mill Site Property tenants claims ($132,000) being partially offset by lower salaries and outside professional costs ($56,000).

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

                        Section 2:  Financial Position

  Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $921,000 to $3,409,000 at December 31, 1998 from $4,330,000 at December 31, 1997. Included in cash and cash equivalents is $2,545,000 and $1,984,000 held solely for the benefit of MRC at December 31, 1998 and 1997, respectively. The decrease in cash and cash equivalents is due primarily to: (a) capital expenditures ($4,480,000); (b) environmental remediation costs ($2,547,000); (c) payoff of the Lusk note ($5,102,000); and (d) the payment of loan fees ($50,000) being offset by: (a) collections on notes receivable ($456,000); (b) borrowings under the Company's Union Bank revolving-to-term

                     KAISER VENTURES INC. AND SUBSIDIARIES

credit facility ($9,750,000); (c) equity fundings by the MRC minority partners ($897,000); (d) the issuance of common stock relating to the exercise of stock options ($133,000); and (e) cash provided by operations ($22,000).

  Working Capital. During 1998, current assets decreased $1,431,000 to $5,848,000 while current liabilities decreased $3,629,000 to $8,335,000. The decrease in current assets resulted primarily from the $921,000 decrease in cash and cash equivalents, a $200,000 decline in accounts receivable and a decrease in the current portion of the note receivable ($310,000) from the Mill Site land sale in 1997 to McLeod Properties, Fontana LLC (Budway Trucking, Inc.). The decrease in current liabilities resulted primarily from a decrease in anticipated 1999 environmental remediation expenditures ($2,249,000) and the payment of accruals ($1,380,000). Included in current liabilities for 1998 is $585,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital increased during 1998 by $2,198,000 to a negative $2,487,000 at December 31, 1998.

  Real Estate. Real estate increased $513,000 during 1998 due to continuing redevelopment of the Mill Site properties.

  Investments. There was a $1,943,000 increase in the Company's investments in PMI and WVMRF during 1998. The increase is due to the Company's recording of its equity share of PMI's and WVMRF's income during 1998 of $1,903,000 and $40,000, respectively.

  Other Assets. The increase in other assets ($2,652,000) is related to capitalized landfill permitting and development costs incurred by MRC ($3,034,000) and capital improvements at the Mill Site and Eagle Mountain ($326,000) being partially offset by: (a) an increase in accumulated depreciation as of December 31, 1998 ($441,000); (b) collections of the long term portion of the note receivable ($146,000); and (c) the amortization of deferred loan fees ($121,000).

  Environmental Remediation. As is discussed extensively in "Part I, Item 1.- Business - Property Redevelopment, Mill Site Environmental", the Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $18 million and $29 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected. In order to provide better information regarding these future remediation and other environmental costs, the Company elected, in 1996, to restate its balance sheets to show as a separate liability rather than, as previously, an offset to land, the amount of future environmental related costs reflected in its financial statements. The restatement reflects the original $34.7 million remediation adjustment to land; the $6.6 million groundwater remediation reserve recorded in 1988 when the Company emerged from bankruptcy as the reorganized successor of KSC; and the net $12.5 million in environmental insurance litigation settlement proceeds received in 1995 being offset by approximately $25.5 million in remediation and other environmental costs expended through December 31, 1998. The Company's decision to restate its balance sheet is based upon, among other things, the more extensive investigation and remediation activities that have been pursued over the past three years and the Company's ability to better estimate the probable range of future remediation and other environmental costs.

  As of December 31, 1998, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet were approximately $28.3 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $30.7 million as of December 31, 1997. The decrease is a result of the $2.4 million in remediation and other environmental costs incurred in 1998 on the Mill Site property.

  Although ongoing environmental investigations are being conducted on the Mill Site Property and management believes it is currently in a position to estimate with some reasonable certainty future

                     KAISER VENTURES INC. AND SUBSIDIARIES

investigation and remediation costs, there can be no assurance that the actual amount of environmental remediation expenditures to be incurred will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified. Accordingly, future facts and circumstances could cause these estimates to change significantly.

  Long-term Debt. Of December 31, 1998, the Company had $13,750,000 in long-term debt, solely comprised of borrowings under the Company's $30,000,000 revolving-to-term credit facility with Union Bank. The Lusk note, associated with the 1994 purchase of West End and Valley Blvd properties ($5.1 million as of December 31, 1997), was paid-off in June 1998 with borrowings under the Union Bank revolving-to-term credit facility.

  Other Long-term Liabilities. The minor increase in other long-term liabilities is primarily due to: (a) the reclassification of $2,249,000 of the environmental remediation reserve from a current to a long term liability which was offset by $2,457,000 in environmental remediation activities undertaken during 1998; (b) an increase in deferred tax liabilities ($126,000); and (c) an increase in accrued liabilities ($89,000).

  Minority Interest and Other Liabilities. As of December 31, 1998, the Company has recorded $3,775,000 of minority interest relating to the approximately 26% ownership interest in MRC the Company does not own.

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

  On-Going Operations. As noted above, the Company's revenues from ongoing operations are generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year take-or-pay lease with Cucamonga, the 11.73% equity ownership in PMI and the 50% equity ownership of the West Valley MRF, are essentially complete and the Company is recognizing significant revenues and income from these investments. The Company expects revenues from these projects and investments to increase moderately over time as certain key economic factors impacting these projects and investments increase.

                     KAISER VENTURES INC. AND SUBSIDIARIES

In addition, the Company continues to evaluate these completed projects and investments in light of how to best provide maximum value to its shareholders.

  In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (now called Inland Empire Utilities Agency (the "Lease Rate") upon which the lease payments are calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of nearly 8.6% per year during the past 25 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at less than 5.0% per year for the next 2-4 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. In March 1998, the San Bernardino Superior Court ruled that the Lease Rate had been discontinued as of July 1, 1995. Thus, the parties are required to negotiate in good faith a substitute Lease Rate. If the parties are unable to negotiate a substitute Lease Rate, the matter is resolved through reference, a private trial much like arbitration.

  In regard to the Company's 11.73% investment in PMI, the most significant factors affecting the Company's future equity income from PMI will be the increased revenues and net income generated by PMI from the expansion of its professional motorsports operations. Critical to this expansion will be the continued success of TCS that is on land acquired from the Company. The continued success of TCS, coupled with the results of the other major racing events schedule for PMI's MIS, Nazareth, North Carolina and Homestead speedways and PMI's other motorsports related operations, will determine the amount of income from equity method investments the Company reports in the future.

  In regard to the WVMRF, the most significant factors affecting the Company's future equity income from the WVMRF will be the securing of additional resources of municipal waste for processing and disposal. At the end of 1998, the facility was operating at full capacity and had begun to explore the potential of expanding the processing capabilities of the facility under its existing permits.

  The Company is also spending a significant amount of capital in the continued development of its two other major project and investment opportunities: the redevelopment of approximately 496 acres (gross) of the Company's Mill Site Property and the re-permitting of the Eagle Mountain Landfill by MRC, the Company's 74% owned subsidiary. If it is successful in completing the development of these two projects as planned, the Company expects to generate significant future revenues and net income from them. However, as is noted elsewhere in this Form 10-K Report, there are also numerous risks associated with the redevelopment of the remaining Mill Site Property and completing the re-permitting of the Landfill Project that could materially impact the Company's future revenues and net income from these projects.

  In regard to the redevelopment of approximately 445 acres (gross) of the Mill Site Property, the Company is currently undertaking efforts to obtain the entitlement and permits necessary for a variety of possible commercial, industrial and recreational uses. These efforts, which will continue through the first half of 1999, include the approval of possible changes that would alter and improve the existing access to portions of the Mill Site Property. In support of these efforts, the Company expects to spend, in 1999, up to approximately $3.8 million for required environmental remediation and approximately $2.1 million for real estate entitlement and improvement expenditures. The $3.8 million to be spent in 1999 for required environmental remediation is a component of the $18-29 million estimate to complete all remaining required remediation for the Mill Site Property. In addition, substantial capital expenditures beyond the $2.1 million projected for 1999 will be required to complete the necessary on-site and off-site improvements for the redevelopment of remaining Mill Site Property.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company has, to date, continued to make investments in MRC. Through a series of private placements with existing MRC shareholders, from July 1995 through December 31, 1998, a total of $14.5 million has been raised by MRC, with Kaiser contributing approximately $11 million of that amount. The Company's 1998 advances approximated $2.8 million out of a total funding of $3.7 million. The Company has also approved advances to MRC totaling $1.2 million for 1999, which together with the minority shareholders advances will fund MRC through September 30, 1999.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) amounts available under its $30,000,000 revolving-to-term credit facility (less $4,850,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue to fund the development of its long-term projects and investments. As was discussed in more detail above, the Company expects to commit, in 1998, a total of approximately $8.4 million for capital projects and investments. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, partnerships, joint venture arrangements, additional equity or the sales or monetization of assets.

  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at December 31, 1998, are estimated to be approximately $114 million for federal purposes and $3.4 million for California purposes. The federal NOLs expire in varying amounts over a period from year 2000 to 2014 while the California NOLs expire from 2000 through 2004.

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

      Not Applicable.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this item is incorporated by reference from the Executive Compensation Section of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), a definitive copy of which will be filed within 120 days of December 31, 1998.


Item 11.  EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference from the Executive Compensation Section of the 1999 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  Information required by this item is incorporated by reference from the Security Ownership of Principal Shareholders and Management Section of the 1999 Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is incorporated by reference from the 1999 Proxy Statement.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a) The following financial statements and financial schedules are filed as a part of this report:

  (1)  Financial Statements                                            Page
       --------------------                                            ----

       Report of Independent Auditors................................... 58

       Consolidated Balance Sheets...................................... 59

       Consolidated Statements of Income................................ 61

       Consolidated Statements of Cash Flows............................ 62

       Consolidated Statements of Changes in Stockholders' Equity....... 63

       Notes to Consolidated Financial Statements....................... 64

  (2)  Financial Statement Schedules
       -----------------------------

       II   Valuation and Qualifying Accounts and Reserves.............. 84

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

     None.

(c)  Exhibits.  The following exhibits are filed as part of this Form 10-K:

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

(*  Indicates compensation plan, contract or arrangement)

  Exhibit
  Number                                               Document Description
------------      -----------------------------------------------------------------------------------------

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Exhibit
  Number                                               Document Description
------------      -----------------------------------------------------------------------------------------
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

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Exhibit
  Number                                               Document Description
------------      -----------------------------------------------------------------------------------------

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

   10.3.3            Third Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser Steel Resources, Inc. dated November 16, 1997, incorporated by reference from Exhibit 10.3.3 of the Company's Form 10-K Report for the year ended December 31,
                     1998.

   10.3.4            Fourth Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser Ventures Inc. dated February 1, 1999.

   10.4*             Amended and Restated Employment Agreement between Kaiser Ventures Inc. and Richard E.
                     Stoddard, incorporated by reference from Exhibit 10.4 of the Company's Form 10-K
                     Report for the year ended December 31, 1998.

   10.5*             Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett, incorporated by reference from Exhibit 10.5 of the Company's 10-K Report for the year ended
                     December 31, 1998.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Exhibit
  Number                                               Document Description
------------      -----------------------------------------------------------------------------------------

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

   10.9*             Employment Agreement between Kaiser Ventures Inc. and Anthony Silva dated effective
                     January 15, 1998, incorporated by reference from Exhibit 10.9 of the Company's Form
                     10-K Report for the year ended December 31, 1998.

   10.10*            Employment Agreement between Kaiser Ventures Inc. and James F. Verhey, dated effective June 17, 1996 incorporated by reference Exhibit 10.10 of the Company's Form
                     10-Q Report for the quarter ended June 30, 1996.

   10.10.1*          First Amendment to Employment Agreement dated effective January 15, 1998 between
                     Kaiser Ventures Inc and James F. Verhey, incorporated by reference from Exhibit
                     10.10.1 of the Company's Form 10-K Report for the year ended December 31, 1998.

   10.11             Lease Agreement between American Trading Estate Properties, Landlord and Kaiser
                     Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit
                     10.8 of the Company's Form 10-K Report for the year ended December 31, 1994.

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

   10.12.1           Amendment issued as of November 13, 1997 by the California Environmental Protection
                     Agency to Consent Order dated August 22, 1988 issued by the State Department of
                     Health Services to Kaiser Steel Corporation, incorporated by reference from Exhibit
                     10.12.1 of the Company's Form 10-K Report for the year ended December 31, 1998.

   10.13             Environmental Agreement, California Regional Water Quality Control Board, Santa Ana
                     Region, Cleanup and Abatement Order No. 87-121, dated August 26, 1987, incorporated by reference from Exhibit 10.15 of the Company's Form 10-K Report for the year ended
                     December 31, 1988.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Exhibit
  Number                                               Document Description
------------     -------------------------------------------------------------------------------------------

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



                     KAISER VENTURES INC. AND SUBSIDIARIES


  Exhibit
  Number                                              Document Description
------------     ------------------------------------------------------------------------------------------

   10.21            Organization Agreement, dated November 22, 1995 by and among PSH Corp., Kaiser
                    Ventures Inc. and Penske Motorsports, Inc. (f/k/a Penske Speedway Holdings Corp.),
                    incorporated by reference from Exhibit 10.23 of the Company's 8-K Report dated
                    November 22, 1995.

   10.21.1          First Amendment to Organization Agreement dated March 21, 1996, by and among PSH
                    Corp., Kaiser Venture Inc., and Penske Motorsports, Inc. incorporated by reference from Exhibit 10.20.1 of the Company's Form 10-K Report for the year ended December 31,
                    1995.

   10.22            Shareholders Agreement, dated November 22, 1995 by and among PSH Corp., Kaiser
                    Ventures Inc. and Penske Motorsports, Inc. (f/k/a Penske Speedway Holdings Corp.)
                    incorporated by reference from Exhibit 10.24 of the Company's 8-K Report dated
                    November 22, 1995.

   10.22.1          First Amendment to Shareholders Agreement, dated March 21, 1996, between Penske
                    Motorsports, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit
                    10.21.1 of the Company's Form 10-K Report for the year ended December 31, 1995.

   10.23            Water Rights Agreement, dated November 21, 1995 by and among Kaiser Ventures Inc.,
                    Kaiser Inc. and The California Speedway Corporation (successor by merger to Speedway
                    Development Corporation) incorporated by reference from Exhibit 10.22 of the Company's
                    Form 10-K Report for the year ended December 31, 1995.

   10.24            Access Agreement, dated as of November 22, 1995 by and among Kaiser Ventures Inc.,
                    Kaiser Land Development, Inc. and The California Corporation incorporated by reference from Exhibit 10.23 of the Company's Form 10-K Report for the year ended December 31,
                    1995.

   10.25            Sewer Services Agreement, dated as of November 21, 1995 between Kaiser Ventures Inc.
                    and The California Speedway Corporation (successor by merger to Speedway Development
                    Corporation) incorporated by reference from Exhibit 10.24 of the Company's Form 10-K
                    Report for the year ended December 31, 1995.

   10.26            Purchase Agreement and Escrow Instructions (without exhibits) dated October 8, 1996, among Kaiser Ventures Inc., The California Speedway Corporation and Penske
                    Motorsports, Inc. incorporated by reference from Exhibit 10.1 of the Company's Form
                    10-Q Report for the quarter ended September 30, 1995.

                     KAISER VENTURES INC. AND SUBSIDIARIES



  Exhibit
  Number                                              Document Description
------------     ------------------------------------------------------------------------------------------

   10.27            Conditional Demand Registration Report Agreement between Penske Motorsports, Inc. and
                    Kaiser Ventures Inc., incorporated by reference from Exhibit 10.28 of the Company's
                    Form 10-K Report for the year ended December 31, 1996.

   10.28            Revolving Credit and Term Loan Agreement between Fontana Water Resources, Inc. and
                    Union Bank, dated September 30, 1994, (Excluding the exhibits), incorporated by reference from Exhibit 10.21 of the Company's Form 10-K Report for the year ended
                    December 31, 1994.

   10.28.1          First Amendment of Credit and Term Loan Agreement between Fontana Water Resources,
                    Inc. and Union Bank, dated January 30, 1997, incorporated by reference from Exhibit
                    10.29.1 of the Company's Form 10-K Report for the year ended December 31, 1996.

   10.28.2          Guaranty executed by Kaiser Resources Inc. in favor of Union Bank, dated September 30,
                    1994, incorporated by reference from Exhibit 10.21.1 of the Company's Form 10-K Report for the year ended December 31, 1994.

   10.28.3          First Amendment to Guaranty by Kaiser Ventures Inc. in favor of Union Bank dated
                    January 30, 1997 incorporated by reference from Exhibit 10.29.3 of the Company's 10-K
                    Report for the year ended December 31, 1996.

   10.28.4          First Amendment to Pledge and Security Agreement; Second Amendment to Guaranty; First
                    Amendment to Stock Pledge Agreement; and Guarantor Consent by Kaiser Ventures Inc. in
                    favor of Union Bank dated August 14, 1997, incorporated by reference form Exhibit
                    10.29.4 of the Company's 10-K Report for the year ended December 31, 1998.

   10.28.5          Second Modification of Deed of Trust and Assignment of Leases and Rents dated as of
                    August 14, 1997 by Fontana Water Resources, Inc. and Union Bank of California,
                    incorporated by reference form Exhibit 10.29.5 of the Company's10-K Report for the year ended December 31, 1998.

   10.28.6          Second Amendment to Revolving Credit and Term Loan Agreement dated August 14, 1997 by
                    Fontana Water Resources, Inc. and Union Bank of California, incorporated by reference form Exhibit 10.29.6 of the Company's10-K Report for the year ended December 31, 1998.

   10.29            Settlement Agreement among Kaiser Resources Inc., KSC Recovery, Inc., Kaiser Coal
                    Corporation, the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan dated
                    December 1, 1994, incorporated by reference from Exhibit 10.22 of the Company's 10-K
                    Report for the year ended December 31, 1994.

                     KAISER VENTURES INC. AND SUBSIDIARIES



  Exhibit
  Number                                              Document Description
------------     ------------------------------------------------------------------------------------------

   10.30            Promissory Note of McLeod Properties, Fontana LLC, dated September 30, 1997 payable to the order of Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3 of the
                    Company's 10-Q Report for the period ended September 30, 1997.

   10.30.1          Guaranty Agreement of Budway Enterprises, Inc. and V.M. McLeod dated September 30,
                    1997, incorporated by reference from Exhibit 10.3.1 of the Company's 10-Q Report for the period ended September 30, 1997.

   10.30.2          Subordinated Deed of Trust, Assignment of Leases and Rents and Security Agreement
                    dated September 30, 1997 given by McLeod Properties, Fontana LLC for the benefit of the Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3.2 of the
                    Company's 10-Q Report for the period ended September 30, 1997.

   10.31            Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit
                    10.1 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.31.1          Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19,
                    1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West
                    Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.32            Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California
                    Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.32.1          Indenture Agreement dated as of June 1, 1997 between California Pollution Control
                    Financing Authority and BNY Western Trust Company for the benefit of $9,500,000
                    California Pollution Control Financing Authority Variable Rate Demand Solid Waste
                    Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of the Company's 10-Q Report for the period ended June
                    30, 1997.

   10.33            Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and
                    Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California
                    Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal
                    Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of the Company's 10-Q Report for the period ended June 30, 1997.

                     KAISER VENTURES INC. AND SUBSIDIARIES



  Exhibit
  Number                                              Document Description
------------     ------------------------------------------------------------------------------------------

   10.34            Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and
                    Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of the
                    Company's 10-Q Report for the period ended June 30, 1997.

   10.34.1          Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures
                    Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California,
                    N.A., incorporated by reference from Exhibit 10.4.1 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.35            Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF,
                    LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.35.1          Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures
                    Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California,
                    N.A., incorporated by reference from Exhibit 10.5.1 of the Company's 10-Q Report for the period ended June 30, 1997.

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

   27               Financial Data Schedule.




                     KAISER VENTURES INC. AND SUBSIDIARIES

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date:  March 31, 1999

                              KAISER VENTURES INC.


                              By:  /s/ Richard E. Stoddard
                              ------------------------------------------
                              Name: Richard E. Stoddard
                              ------------------------------------------
                              Title:  President, Chief Executive Officer
                              ------------------------------------------
                                      and Chairman of the Board
                              ------------------------------------------


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

              Signature                                 Title                           Date
              ---------                                 -----                           ----
1.  Principal Executive Officer


   /s/ Richard E. Stoddard              President, Chief Executive                 March 31, 1999
-------------------------------------   Officer and Chairman of the
   Richard E. Stoddard                  Board (Principal Executive Officer)


2.  Principal Financial and
    Accounting Officer


   /s/ James F. Verhey                  Executive Vice President, and              March 31, 1999
-------------------------------------   Chief Financial Officer (Principal
   James F. Verhey                      Financial and Accounting Officer)

                     KAISER VENTURES INC. AND SUBSIDIARIES

                 Signature                             Title                      Date
                 ---------                             -----                      ----

4.  Directors

   /s/ Ronald E. Bitonti                              Director               March 31, 1999
--------------------------------------------
   Ronald E. Bitonti

   /s/ Todd G. Cole                                   Director               March 31, 1999
--------------------------------------------
   Todd G. Cole

   /s/ Gerald A. Fawcett                           Vice Chairman             March 31, 1999
--------------------------------------------
   Gerald A. Fawcett

   /s/ Gary E. Gibbons                                Director               March 31, 1999
--------------------------------------------
   Gary E. Gibbons

   /s/ Reynold C. MacDonald                           Director               March 31, 1999
--------------------------------------------
   Reynold C. MacDonald

   /s/ William J. Morgan                              Director               March 31, 1999
--------------------------------------------
   William J. Morgan

   /s/ Charles E. Packard                             Director               March 31, 1999
--------------------------------------------
   Charles E. Packard

   /s/ Thomas S. Rabone                               Director               March 31, 1999
--------------------------------------------
   Thomas S. Rabone

   /s/ Lyle B. Stevenson                              Director               March 31, 1999
--------------------------------------------
   Lyle B. Stevenson

   /s/ Marshall F. Wallach                            Director               March 31, 1999
--------------------------------------------
   Marshall F. Wallach

                     KAISER VENTURES INC. AND SUBSIDIARIES


                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


Board of Directors
Kaiser Ventures Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Kaiser Ventures Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                     ERNST & YOUNG LLP


Riverside, California
January 22, 1999

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                               as of December 31



                                                                     1998                        1997
                                                              ------------------         --------------------
ASSETS
Current Assets
   Cash and cash equivalents...............................         $  3,409,000                 $  4,330,000
  Accounts receivable and other, net of allowance for
   doubtful accounts of $303,000 and $299,000,
   respectively............................................            2,339,000                    2,539,000
  Note receivable..........................................              100,000                      410,000
                                                                    ------------                 ------------

                                                                       5,848,000                    7,279,000
                                                                    ------------                 ------------

Investment in common stock of Penske Motorsports, Inc......           45,784,000                   43,881,000
                                                                    ------------                 ------------

Investment in Fontana Union Water Company..................           16,108,000                   16,108,000
                                                                    ------------                 ------------

Investment in West Valley MRF..............................            2,549,000                    2,509,000
                                                                    ------------                 ------------

Real Estate
 Land and improvements.....................................           15,621,000                   15,621,000
 Real estate in development................................           40,607,000                   40,094,000
                                                                    ------------                 ------------

                                                                      56,228,000                   55,715,000
                                                                    ------------                 ------------

Other Assets
 Note Receivable...........................................              714,000                      860,000
 Landfill permitting and development.......................           12,641,000                    9,607,000
 Buildings and equipment (net).............................            2,949,000                    3,064,000
 Other assets..............................................              121,000                      242,000
                                                                    ------------                 ------------

                                                                      16,425,000                   13,773,000
                                                                    ------------                 ------------

Total Assets...............................................         $142,942,000                 $139,265,000
                                                                    ============                 ============




The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                               as of December 31



                                                                    1998                        1997
                                                             -------------------         -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable.......................................          $    708,000                $  1,479,000
   Accrued liabilities....................................             3,822,000                   4,311,000
   Current portion of long-term debt......................                   ---                     120,000
   Environmental remediation..............................             3,805,000                   6,054,000
                                                                    ------------                ------------

                                                                       8,335,000                  11,964,000
                                                                    ------------                ------------

Long-term Liabilities
   Deferred gain on sale of real estate...................               656,000                     656,000
   Accrued liabilities....................................             1,774,000                   1,685,000
   Deferred tax liabilities...............................             2,349,000                   2,223,000
   Long-term debt.........................................            13,750,000                   8,982,000
   Environmental remediation..............................            24,465,000                  24,673,000
                                                                    ------------                ------------

                                                                      42,994,000                  38,219,000
                                                                    ------------                ------------

Total Liabilities.........................................            51,329,000                  50,183,000
                                                                    ------------                ------------

Minority Interest.........................................             3,775,000                   2,878,000
                                                                    ------------                ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
    13,333,333 shares; issued and outstanding
    10,685,257 and 10,591,240 respectively................               321,000                     318,000
   Capital in excess of par value.........................            74,741,000                  74,342,000
   Retained earnings since November 15, 1988..............            12,776,000                  11,544,000
                                                                    ------------                ------------

Total Stockholders' Equity................................            87,838,000                  86,204,000
                                                                    ------------                ------------

Total Liabilities and Stockholders' Equity................          $142,942,000                $139,265,000
                                                                    ============                ============



The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                        for the Years Ended December 31


                                                                          1998          1997          1996
                                                                       -----------   -----------   -----------
Resource Revenues
 Ongoing Operations
  Water resource....................................................   $ 5,201,000   $ 5,143,000   $ 4,505,000
  Property redevelopment............................................     1,487,000     1,213,000     1,120,000
  Income from equity method investments.............................     1,943,000     2,003,000     1,539,000
  Mill Site land sale...............................................           ---           ---     6,371,000
                                                                       -----------   -----------   -----------

     Total ongoing operations.......................................     8,631,000     8,359,000    13,535,000
                                                                       -----------   -----------   -----------

 Interim Activities
  Lease, service and other..........................................     1,242,000     1,647,000     1,796,000
                                                                       -----------   -----------   -----------

     Total resource revenues........................................     9,873,000    10,006,000    15,331,000
                                                                       -----------   -----------   -----------

Resource Operating Costs
 Operations and maintenance.........................................     1,260,000     1,311,000     1,092,000
 Administrative support expenses....................................     2,208,000     2,343,000     2,137,000
                                                                       -----------   -----------   -----------

     Total resource operating costs.................................     3,468,000     3,654,000     3,229,000
                                                                       -----------   -----------   -----------

Income from Resources...............................................     6,405,000     6,352,000    12,102,000

 Corporate general and administrative expenses......................     3,847,000     4,161,000     3,837,000
                                                                       -----------   -----------   -----------

Income from Operations..............................................     2,558,000     2,191,000     8,265,000

 Net interest expense...............................................     1,083,000       672,000       819,000
                                                                       -----------   -----------   -----------

Income before Income Tax Provision..................................     1,475,000     1,519,000     7,446,000

 Income tax provision
  Currently payable.................................................        12,000        43,000        92,000
  Deferred tax expense..............................................       126,000        74,000       840,000
  Deferred tax expense credited to equity...........................       105,000       554,000     3,945,000
                                                                       -----------   -----------   -----------

Net Income..........................................................   $ 1,232,000   $   848,000   $ 2,569,000
                                                                       ===========   ===========   ===========

Basic Earnings Per Share............................................          $.12          $.08          $.24
                                                                       ===========   ===========   ===========

Diluted Earnings Per Share..........................................          $.11          $.08          $.24
                                                                       ===========   ===========   ===========

Basic Weighted Average Number of Shares Outstanding.................    10,664,000    10,536,000    10,486,000

Diluted Weighted Average Number of Shares Outstanding...............    10,840,000    10,740,000    10,730,000



The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the Years Ended December 31


                                                                      1998                 1997                 1996
                                                               ------------------   ------------------   ------------------
Cash Flows from Operating Activities
 Net income.................................................         $ 1,232,000          $   848,000          $ 2,569,000
 Provision for income tax which is credited to equity.......             105,000              554,000            3,945,000
 Income from equity method investments......................          (1,943,000)          (1,840,000)            (889,000)
 Deferred tax expense.......................................             126,000               74,000              840,000
 Depreciation and amortization..............................             552,000              389,000              952,000
 Gain on sale of Speedway Business Park.....................                 ---                  ---           (6,371,000)
 Allowance for doubtful accounts............................               4,000               13,000               36,000
 Changes in assets:
   Receivable and other.....................................             196,000              865,000               77,000
 Changes in liabilities:
   Current liabilities......................................            (361,000)             684,000           (2,810,000)
   Long-term accrued liabilities............................             111,000                  ---              306,000
                                                                     -----------          -----------          -----------

 Net cash flows from operating activities...................              22,000            1,587,000           (1,345,000)
                                                                     -----------          -----------          -----------

Cash Flows from Investing Activities
 Minority interest and other liabilities....................             897,000            1,260,000              670,000
 Proceeds from the sale of Mill Site Real Estate............                 ---            1,500,000            5,000,000
 Collection of note receivable..............................             456,000              174,000                  ---
 Proceeds from the CSI Settlement...........................                 ---                  ---            3,661,000
 Capital expenditures.......................................          (4,480,000)          (7,174,000)          (9,273,000)
 Environmental remediation expenditures.....................          (2,547,000)          (1,496,000)          (6,595,000)
 Environmental insurance proceeds (net).....................                 ---                  ---            2,582,000
 Investment in Penske Motorsports, Inc......................                 ---                  ---              232,000
 Other investments..........................................                 ---             (759,000)            (268,000)
                                                                     -----------          -----------          -----------

 Net cash flows from investing activities...................          (5,674,000)          (6,495,000)          (3,991,000)
                                                                     -----------          -----------          -----------

Cash Flows from Financing Activities
 Issuance of common stock...................................             133,000              196,000              121,000
 Borrowings under revolver-to-term credit facility..........           9,750,000            2,000,000            3,000,000
 Principal payments on revolver-to-term credit facility and
  note payable..............................................          (5,102,000)          (1,240,000)            (240,000)

 Payment of loan fees.......................................             (50,000)            (200,000)                 ---
                                                                     -----------          -----------          -----------

 Net cash flows from financing activities...................           4,731,000              756,000            2,881,000
                                                                     -----------          -----------          -----------

Net Changes in Cash and Cash Equivalents....................            (921,000)          (4,152,000)          (2,455,000)

Cash and Cash Equivalents at Beginning of Year..............           4,330,000            8,482,000           10,937,000
                                                                     -----------          -----------          -----------

Cash and Cash Equivalents at End of Year....................         $ 3,409,000          $ 4,330,000          $ 8,482,000
                                                                     ===========          ===========          ===========



The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the Years Ended December 31, 1998, 1997 and 1996




                                                Common Stock                 Capital In
                                  --------------------------------------      Excess of         Retained
                                          Shares             Amount           Par Value         Earnings            Total
                                  ---------------------------------------------------------------------------------------------

Balance at December 31, 1995......         10,470,614           $314,000       $60,256,000       $ 8,127,000        $68,697,000

   Increase in investment in
   Penske Motorsports, Inc.
   due to public offering.........                ---                ---         6,116,000               ---          6,116,000

   Provision for income tax,
       credited to equity.........                ---                ---         3,945,000               ---          3,945,000

   Issuance of shares of
       common stock...............             17,500              1,000           120,000               ---            121,000

   Net Income.....................                ---                ---               ---         2,569,000          2,569,000
                                           ----------           --------       -----------       -----------        -----------

Balance at December 31, 1996......         10,488,114            315,000        70,437,000        10,696,000         81,448,000
                                           ----------           --------       -----------       -----------        -----------

   Increase in investment in
       Penske Motorsports, Inc.
       due to issuance of stock...                ---                ---         2,937,000               ---          2,937,000

   Provision for income tax,
       credited to equity.........                ---                ---           554,000               ---            554,000

   Issuance of shares of
       common stock...............            103,126              3,000           414,000               ---            417,000

   Net Income.....................                ---                ---               ---           848,000            848,000
                                           ----------           --------       -----------       -----------        -----------

Balance at December 31, 1997......         10,591,240            318,000        74,342,000        11,544,000         86,204,000
                                           ----------           --------       -----------       -----------        -----------

   Provision for income tax,
       credited to equity.........                ---                ---           105,000               ---            105,000

   Issuance of shares of
       common stock...............             94,017              3,000           294,000               ---            297,000

   Net Income.....................                ---                ---               ---         1,232,000          1,232,000
                                           ----------           --------       -----------       -----------        -----------

Balance at December 31, 1998......         10,685,257           $321,000       $74,741,000       $12,776,000        $87,838,000
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

  At December 31, 1998, the Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) a 11.73% interest in Penske Motorsports, Inc. ("PMI"), a public professional motorsports company that has developed the California Speedway ("TCS") on land acquired from the Company; (iii) approximately a 74% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (v) approximately 650 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property") which is currently undergoing redevelopment; and (vi) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the redevelopment of industrial and commercial parcels of land adjoining the California Speedway and the WVMRF.

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

Interim Activities

     Revenues from interim activities are generated from various sources primarily related to the Mill Site Property. Significant components of interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities. Revenues from these activities are declining rapidly as the development of the remaining Mill Site property proceeds.


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

     KSC Recovery, Inc. ("KSC Recovery"). The Company's wholly-owned subsidiary, KSC Recovery, Inc., which is governed and controlled by a Bankruptcy Court approved Plan of Reorganization, acts solely as an agent for KSC's former creditors in pursuing bankruptcy related adversary litigation and administration of the KSC bankruptcy estate. Kaiser exercises no significant control or influence over nor does Kaiser have any interest in the operations, assets or liabilities of KSC Recovery except as provided by the terms of the approved Plan of Reorganization. In addition, KSC Recovery's cash on hand and potential future recoveries funds all costs and expenses of KSC Recovery. It is anticipated that the bankruptcy estate of KSC Recovery expects to make all final distributions within the next 18 to 24 months. Consequently, activity of KSC Recovery is not included in Kaiser's financial statements; however, KSC Recovery is a member of the Kaiser consolidated group for tax purposes and is therefore, included in the consolidated tax return.

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

Investment in West Valley MRF, LLC

  The Company accounts for its investment in West Valley MRF, LLC under the equity method of accounting because of the Company's 50% ownership interest.

Deferred Costs

  Included in other assets are deferred loan fees of $1,036,000 (net of $915,000 of amortization) which were incurred in 1994 and 1997 and which are being amortized over the life of the related loan on a straight-line basis. Amortization of these deferred loan fees is included in net interest expense, and was $121,000, $34,000, and $666,000 for 1998, 1997, and 1996, respectively.
Acceleration of the amortization of loan fees in 1996 was due to the renegotiation of the revolving-to-term credit facility. Acceleration of the amortization of loan fees in 1998 was due to a reduction in the expected life of the related loan.

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

Financial Statement Restatement and Reclassifications

  The Company has reclassified certain amounts in its Consolidated Financial Statements for the years ended in 1996 and 1997 in order to conform with the 1998 presentation.

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

  Long-Term Debt. The carrying approximates fair value based on the current rates offered to the Company for debt of the same remaining maturities.


Note 3.  ACCOUNTS RECEIVABLE AND OTHER

  Accounts receivable as of December 31 consisted of the following:

                                                                         1998                       1997
                                                                  ------------------         -------------------

Cucamonga County Water District................................          $1,807,000                  $1,641,000
Penske Motorsports, Inc........................................              24,000                     157,000
Other..........................................................             811,000                   1,040,000
                                                                         ----------                  ----------
                                                                          2,642,000                   2,838,000

Allowance for doubtful accounts                                            (303,000)                   (299,000)
                                                                         ----------                  ----------
   Total.......................................................          $2,339,000                  $2,539,000
                                                                         ==========                  ==========

Note 4.  CUCAMONGA LEASE

     The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. In 1996, the Company instituted litigation against Cucamonga due to a dispute concerning the amount payable to the Company pursuant to the terms of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995, or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March 1998. The Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to negotiate in good faith a new substitute MWD rate. If the parties are unable to agree on a substitute MWD rate, the matter in effect goes to reference which is a private trial similar to arbitration. There is no specified time period in which the new MWD rate must be established. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of December 31, 1998 is approximately $1,895,000.

Note 5.  INVESTMENT IN PENSKE MOTORSPORTS, INC.

     The Company, as of December 31, 1998, owns 1,627,923 shares, or approximately 11.73% of the common stock of PMI. As previously discussed, the Company's ownership interest in PMI was acquired as a result of: (i) its contribution, in November, 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which the California Speedway ("TCS") has been built; and (ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December, 1996. Kaiser recorded no gain or loss as a result of the November 1995 transaction discussed above since the value of the PMI stock that Kaiser received was equal to the book value of the land Kaiser contributed to PMI. PMI is traded on the NASDAQ National Market under the symbol "SPWY".

     In March 1996, Penske Motorsports, Inc. ("PMI") effected a recapitalization resulting in PMI ownership of the outstanding shares of Michigan International Speedway, Inc., Pennsylvania International Raceway, Inc., The California Speedway Corporation, Motorsports International Corp., Competition Tire West, Inc. and Competition Tire South, Inc. Subsequent to the recapitalization, PMI completed an initial public offering ("IPO") by issuing 3,737,500 shares of common stock at a price to the public of $24 per share. The proceeds to PMI, after underwriting discounts and commissions and other offering expenses, were approximately $83.1 million. As a result of the IPO, which materially increased the Company's share of PMI's stockholders' equity, the Company recorded an increase in its equity investment in PMI of $6,513,000 and corresponding increases in deferred income taxes and capital in excess of par value of $397,000 and $6,116,000, respectively. As an additional result of the IPO, when the Company converted its PMI preferred stock into PMI common stock, the Company changed its accounting for this investment from the cost to the equity method of accounting and began recording it's share of undistributed equity in the earnings of PMI effective April 1, 1996.

     In May 1997, the Company increased its equity investment in PMI by $3,128,000, as a result of PMI's issuance of stock related to its acquisition of a majority of the common stock of North Carolina Motor Speedway Inc. The Company also recorded corresponding increases in deferred income taxes and capital in excess of par value of approximately $191,000 and $2,937,000, respectively.

  In addition, due to the seasonal nature of racing, PMI's earnings fluctuate significantly from quarter to quarter. As a result, the Company's reported share of PMI's net income/loss will, on a quarterly basis, reflect the seasonal nature of PMI's business.

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

  On an unaudited basis, total 1998 revenues for PMI, on a consolidated basis, were $117 million with net income of $17 million, or $1.17 per share. The Company's share of undistributed equity in the earnings of PMI for 1998, was $1,903,000 net of residual expenses. Total 1997 revenues for PMI, on a consolidated basis, were $110 million with a net income of $16 million, or $1.19 per share. The Company's share of undistributed equity in the earnings of PMI for 1997, was $1,840,000 net of residual expenses. Total 1996 revenues for PMI, on a consolidated basis, were $55.2 million with a net income of $10.9 million, or $.90 per share. The Company's share of undistributed equity in the earnings of PMI for 1996, was $889,000 net of residual transaction expenses.

  The fair market value of the Company's 1,627,923 shares of PMI stock as of December 31, 1998 is approximately $43 million. The condensed balance sheets of PMI as of December 31, are as follows:

                                                                  1998                      1997
                                                            -----------------         -----------------
                                                               (unaudited)
Current Assets...........................................        $ 10,408,000              $  9,551,000
Property and Equipment...................................         247,421,000               224,666,000
Other Assets.............................................          52,705,000                57,555,000
                                                                 ------------              ------------
     Total Assets........................................        $310,534,000              $291,772,000
                                                                 ============              ============

Current Liabilities......................................        $ 26,564,000              $ 39,713,000
Long-Term Debt...........................................          61,442,000                47,278,000
Other Liabilities........................................             369,000                   738,000
Deferred taxes...........................................          22,413,000                13,349,000
Stockholders' Equity.....................................         199,746,000               190,694,000
                                                                 ------------              ------------
     Total Liabilities and Stockholders' Equity..........        $310,534,000              $291,772,000
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

  On an audited basis, gross revenues for the WVMRF for 1998 were $12.1 million while gross revenues from inception through December 31, 1997 amounted to $2.4 million. The Company's share of undistributed equity in the earnings of WVMRF during 1998 was $40,000 and immaterial during 1997. The condensed unaudited balance sheets of West Valley MRF, LLC as of December 31, are as follows:

                                                                     1998                   1997
                                                             --------------------   --------------------

Current Assets............................................            $ 1,915,000            $ 1,493,000
Property and Equipment (net)..............................             11,240,000             11,173,000
Other Assets..............................................              2,476,000              3,256,000
                                                                      -----------            -----------
     Total Assets.........................................            $15,631,000            $15,922,000
                                                                      ===========            ===========

Current Liabilities.......................................            $ 1,715,000            $ 2,023,000
Other Liabilities.........................................                621,000                187,000
CPCFA Bonds Payable.......................................              9,200,000              9,400,000
Stockholders' Equity......................................              4,095,000              4,312,000
                                                                      -----------            -----------
     Total Liabilities and Stockholders' Equity...........            $15,631,000            $15,922,000
                                                                      ===========            ===========


Note 7.  MINE RECLAMATION CORPORATION

  The Company, in January, 1995, acquired a 70% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project. Concurrent with this acquisition, MRC and the Company amended the MRC Lease to terminate the minimum monthly rent payments by MRC to the Company. Consequently, the Company has not received any rent payments from MRC since 1994, nor will it in the future until commencement of operations at the Landfill Project. The transaction which was insignificant to the operating results, financial position and total assets of the Company has been treated as a purchase, and the assets acquired and liabilities assumed were recorded at their fair market values.

  Through a series of private placements with existing MRC shareholders, from July 1995 through December 31, 1998, a total of $14.5 million has been raised by MRC, with Kaiser contributing approximately $11 million of that amount. The Company's 1998 advances approximated $2.8 million out of a total funding of $3.7 million. As a result of these equity fundings, the Company's ownership interest in MRC as of December 31, 1998 is approximately 74%. The Company has also approved advances to MRC totaling $1.2 million for 1999, which together with the minority shareholders advances will fund MRC through September 30, 1999.

  The environmental impact report ("EIR") received approvals from the Riverside County Planning Commission and Board of Supervisors in 1997. However, on February 17, 1998, Judge McConnell issued her final ruling with respect to the EIR, in which she found the EIR inadequate in two general areas: 1) the threatened desert tortoise; and 2) impacts to Joshua Tree National Park. The Company decided to appeal this decision. If the appeal is adverse to the Company and MRC, they will again re-evaluate the Landfill Project. Depending upon the course of action ultimately selected by MRC and the Company, there could be a material adverse impact to the financial statements of the Company, including a possible write down of the Company's investment in MRC to the lower of cost or fair market value.


Note 8.  NOTE RECEIVABLE

  As of December 1998, the Company has a note receivable from McLeod Properties, Fontana LLC (Budway Trucking, Inc.) in the amount of $814,000, of which $100,000 has been included in current assets and the balance, of $714,000, classified as long term. The outstanding balance of the note bears interest at 10% per annum with quarterly payments of $25,000 plus accrued interest with the remaining balance due October 2004. The Company has agreed to subordinate its note receivable to a construction/permanent loan in order to facilitate the construction of a building on the property. (See Note 15, Sale of Mill Site Real Estate.)


Note 9.  BUILDINGS AND EQUIPMENT (Net)

  Buildings and equipment (net) as of December 31 consisted of the following:

                                                                        1998                     1997
                                                                  ----------------         ----------------

Buildings and structures.......................................       $ 2,095,000              $ 2,076,000
Machinery and equipment........................................         3,141,000                2,834,000
                                                                      -----------              -----------
                                                                        5,236,000                4,910,000
Accumulated depreciation.......................................        (2,287,000)              (1,846,000)
                                                                      -----------              -----------
   Total.......................................................       $ 2,949,000              $ 3,064,000
                                                                      ===========              ===========


Note 10.    ACCRUED LIABILITIES - CURRENT

  The current portion of accrued liabilities as of December 31 consisted of the following:

                                                                       1998                    1997
                                                                  ---------------         ---------------

Environmental insurance settlement costs.......................        $1,313,000              $1,313,000
Compensation and related employee costs........................           545,000               1,008,000
Other..........................................................         1,964,000               1,990,000
                                                                       ----------              ----------
   Total.......................................................        $3,822,000              $4,311,000
                                                                       ==========              ==========

Note 11.  ENVIRONMENTAL REMEDIATION RESERVE

  The Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $18 million and $29 million, as determined on an undiscounted basis, depending both upon the ultimate extent of the environmental remediation and clean-up involved and upon which approved remediation alternatives are eventually selected. In order to improve the presentation regarding these future remediation and other environmental costs, the Company has elected to restate all balance sheet information presented to show, as a separate liability rather than as an offset to land, the amount of future remediation and other environmental costs reflected in its financial statements. The restatement reflects the amounts originally recognized when the company emerged from bankruptcy comprised of a $34.7 million remediation adjustment to land and a $6.6 million groundwater remediation reserve and $12.5 million in environmental insurance litigation settlement proceeds received in 1995, reduced by approximately $25.5 million in remediation and other environmental costs expended through december 31, 1998. The Company's decision to restate its balance sheet information is based upon the more extensive investigation and remediation activities that have been pursued over the past two years and the Company's ability to better estimate the probable range of future remediation and other environmental costs.

  As of december 31, 1998, the total short-term and long-term environmental remediation liabilities reflected on the Company's balance sheet was approximately $28.3 million, which is the high end of the probable range of future remediation and other environmental costs. Below is a table showing the activity in the remediation liability accounts for the years ended december 31:

                                                    1998                    1997
                                            ---------------------   ---------------------

Beginning Estimated Liability                        $30,727,000             $32,223,000

 Remediation Costs Incurred                           (2,457,000)             (1,496,000)
                                                     -----------             -----------

Ending Estimated Liability                            28,270,000              30,727,000

 Less:  Current Portion                               (3,805,000)             (6,054,000)
                                                     -----------             -----------

Long-term Portion                                    $24,465,000             $24,673,000
                                                     ===========             ===========

  See Note 19, "Commitments and Contingencies" for further information.


Note 12.  LONG-TERM DEBT

  As of december 31, 1998, the Company had $13,750,000 in long-term debt solely comprised of borrowings under the Company's $30,000,000 revolving-to-term credit facility with Union Bank.

  The Company, through fwr, had a 6-year, $30,000,000 revolving-to-term credit facility with Union Bank at floating interest rates (8.1% at december 31, 1998), and collateralized by the Company's shares of Fontana Union and the lease of those shares to Cucamonga. The borrowing base available under the credit facility is limited to the discounted present value of an eight-year projection of future payments under the Cucamonga Lease, as defined in the credit facility agreement. Under the borrowing base calculations, the maximum amount available was $25,150,000 as of December 31, 1998. The net available funds under the $30,000,000 revolving-to-term credit facility (less $4,850,000 reserved for financial assurances required by the dtsc and relating to environmental remediation on the Mill Site Property; $500,000 in an unused outstanding standby letter of credit; and $13,750,000 in outstanding loans) was $10,900,000 as of December 31, 1998.

  Total interest expense incurred in 1998, 1997, and 1996 was $1,086,000 $980,000, and $743,000, respectively.

Note 13.  STOCKHOLDERS' EQUITY

Equity Transactions

  During 1998, 1997 and 1996 the Company recorded transactions directly to stockholders' equity other than changes resulting from net income or equity transactions with shareholders. These transactions include deferred tax expense credited to equity due to the utilization of the Company's reorganization NOL carryforwards, and the increase in equity due to the Penske Motorsports, Inc. ("PMI"), Initial Public Offering in March 1996 and PMI's purchase of North Carolina Motor Speedway ("NCMS") in May 1997. These amounts for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                       1998               1997               1996
                                                 ----------------   -----------------   ---------------

Deferred tax expense credited to equity.......           $105,000          $  554,000       $ 3,945,000
Investment increase in Penske
 Motorsports, Inc.............................                ---           2,937,000         6,116,000
                                                         --------          ----------       -----------

                                                         $105,000          $3,491,000       $10,061,000
                                                         ========          ==========       ===========

Common Stock Outstanding

  At December 31, 1998 and 1997, Kaiser Ventures Inc. common stock has a par value of $0.03 and 13,333,333 authorized shares, of which 10,685,257 and 10,591,240 were outstanding, respectively.

  In November 1988, 10,000,000 shares of common stock (after giving effect for a 3 for 1 reverse stock split that took place in 1990) were issued pursuant to the KSC Plan of Reorganization. As of December 31, 1998, 136,919 of these shares are being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding.

Stock Option and Stock Grant Programs

  In October 1990, the Company's stockholders approved the Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan (the "1989 Stock Plan"). The 1989 Stock Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or deferred stock awards. Certain options granted under the 1989 Stock Plan are still outstanding. The Company incurred no compensation expense during 1998, 1997 and 1996.

  In June 1995, the Company's stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives. In June 1996, the 1995 Stock Plan was amended to reserve up to 859,102 shares for issuance upon exercise of stock options, grants of stock and other stock related incentives. As a result of the increase in the 1995 Stock Plan reserve, the Company had 859,102 reserved shares as of December 31, 1998. Grants are generally established at fair market value of the Company's common stock on the date of the grant and the exercise thereof may extend for up to 10 years with various vesting schedules.

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

  A summary of the status of the stock option grants under the Company's stock plans' as of December 31, 1998, 1997 and 1996 and activities during the years ending on those dates is presented below:

                                            1998                        1997                         1996
                                 -------------------------   --------------------------   ---------------------------
                                               Weighted-                     Weighted-                   Weighted-
                                                Average                       Average                     Average
                                                Exercise                      Exercise                    Exercise
                                  Options        Price          Options        Price        Options        Price
                                  -------        -----          -------        -----        -------        -----

Outstanding at beginning of
   Year.......................    1,471,161       $11.28         1,431,161      $11.35          809,661      $11.63
Granted.......................       53,000        10.67            44,000        8.05          639,000       10.87
Exercised.....................      (21,200)        6.17            (4,000)       5.83          (17,500)       6.89
Forfeited.....................          ---          ---               ---         ---              ---         ---
                                 ----------                     ----------                   ----------

Outstanding at end of year....    1,502,961       $11.33         1,471,161      $11.28        1,431,161      $11.35
                                 ==========                     ==========                   ==========

Options exercisable at year
   End........................      836,837       $11.41           676,987      $11.08          497,791      $11.29
                                 ==========                     ==========                   ==========

Weighted-average fair value
   of options granted during
   the year...................   $     2.27                     $     1.55                   $     2.87

  The following table summarizes information about fixed stock options outstanding as of December 31, 1998:

                                                Options Outstanding                       Options Exercisable
                                        ----------------------------------          ----------------------------------
                        Weighted-
                         Average                             Weighted-                                    Weighted-
   Range of             Remaining                             Average                                      Average
Exercise Prices        Life (years)       Options          Exercise Price              Options          Exercise Price
---------------        ------------       -------          --------------              -------          --------------
$3.00 to  7.50             5.7             179,811            $    5.70                  166,811           $    5.69
$7.51 to 17.58             6.0           1,323,150            $   12.10                  670,026           $   12.83

  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans other than for compensation and performance-based stock awards. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for the awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("FAS 123"), the effect on the Company's net income and earnings per share would have been adjusted to the pro forma amounts as indicated below:

                             1998               1997                1996
                       ----------------   ----------------   ------------------
Net Earnings
 As reported                 $1,232,000           $848,000           $2,569,000
 Pro forma                   $  757,000           $263,000           $2,160,000

Earnings per share
 (Basic)
 As reported                 $     0.12           $   0.08           $     0.24
 Pro forma                   $     0.07           $   0.02           $     0.20

Earnings per share
 (Diluted)
 As reported                 $     0.11           $   0.08           $     0.24
 Pro forma                   $     0.07           $   0.02           $     0.20

  The Company employed the Black-Scholes option-pricing model in order to calculate the above reduction in net income and earnings per share. The effect on net earnings for 1998, 1997 and 1996 is not necessarily representative of the effect in future years. The following table describes the assumptions utilized by the Black-Scholes option-pricing model and the resulting fair value of the options granted:

                            1998               1997                1996
                      ----------------   ----------------   -------------------

Volatility                       .313               .255                  .254
Risk-free interest rate          6.00%              6.38%                 5.74%
Expected life in years           2.05               2.10                  2.67
Forfeiture rate                  0.00%              0.00%                 0.00%
Dividend yield                   0.00%              0.00%                 0.00%

  In 1988, the Company granted stock options totaling 533,333 shares with a nominal exercise price to certain of its officers as part of the emergence from bankruptcy reorganization. These options became 50% vested at the date of grant with the remaining options ratably vesting through June 1, 1991. As of December 31, 1998, 56,000 of these options remain vested and unexercised.


Note 14.      EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                                    1998                        1997                     1996
                                                              -----------------          ------------------         ---------------
Numerator:

   Net Income..............................................         $ 1,232,000                 $   848,000             $ 2,569,000

   Numerator for basic earnings per share
       -income available to common stockholders............         $ 1,232,000                 $   848,000             $ 2,569,000

   Numerator for diluted earnings per share
       -income available to common stockholders............         $ 1,232,000                 $   848,000             $ 2,569,000

Denominator:

   Denominator for basic earnings per share
       -weighted-average shares............................          10,664,000                  10,536,000              10,486,000

   Effect of dilutive options..............................             176,000                     204,000                 244,000
                                                                    -----------                 -----------             -----------

   Denominator for diluted earnings per share
       -adjusted weighted-average shares and
       assumed conversions.................................          10,840,000                  10,740,000              10,730,000
                                                                    ===========                 ===========             ===========

   Basic earnings per share................................         $       .12                 $       .08             $       .24
                                                                    ===========                 ===========             ===========

   Diluted earnings per share..............................         $       .11                 $       .08             $       .24
                                                                    ===========                 ===========             ===========

  For additional disclosures regarding the outstanding employee stock options see Note 13.

  The following table discloses the number of vested and outstanding options during 1998, 1997 and 1996 that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                                                 1998                        1997                        1996
                                                                 ----                        ----                        ----
   Number of antidilutive options.....................          478,000                     364,000                     272,000

   Range of option prices
       for the antidilutive options...................      $11.25 - 17.58              $11.25 - 17.58              $10.50 - 17.58


Note 15.  SALE OF MILL SITE REAL ESTATE

  During 1997, the Company sold approximately 15.7 acres of its Mill Site Property to McLeod Properties, Fontana LLC (Budway Trucking, Inc.) for $2,943,000, or $4.30 per square foot, for use as a rail-truck intermodal distribution facility for Budway Trucking, Inc. The transaction closed on September 30, 1997 at which time the Company received $1,500,000 in cash and a note receivable for $1,443,000. The Company has agreed to subordinate its note receivable to a construction/permanent loan in order to facilitate the construction of a building on the property. Although the Company considers the sale to have been fully consummated during 1997, generally accepted accounting principles require the gain of $656,000 to be deferred and recognized under the cost recovery method, once proceeds received from the buyer exceed the Company's basis in the property sold.

  During 1996 the Company sold approximately 54.2 net acres of the Mill Site Property, known as the Speedway Business Park, to PMI for $5.0 million in cash and approximately $8.35 million, or 254,298 shares, of PMI common stock.


Note 16.  SUPPLEMENTAL CASH FLOW INFORMATION

  The Company paid interest during 1998, 1997, and 1996 of $1,042,000, $968,000, and $674,000, respectively.

  Income taxes paid in 1998, 1997 and 1996 were $48,000, $92,000 and $20,000, respectively.

  During 1998, the Company issued $142,000 of common stock for payment of 1997 bonuses. During 1997, the Company issued $360,000 of common stock for payment of 1996 bonuses and 1997 compensation.

  During 1997 the Company carried back a note receivable for $1,443,000 from McLeod Properties, Fontana LLC (Budway Trucking, Inc.) from the sale of 15.7 acres of Mill Site real estate.

  During 1997, in connection with the contribution of the land to the West Valley MRF, LLC, the Company reclassified $1,485,000 of land to the investment in West Valley MRF, LLC.

  As a result of the acquisition by PMI of 70% of the common stock of NCMS during 1997, the Company increased its investment in PMI by $3,128,000 and recorded corresponding increases in deferred income taxes and stockholders equity of $191,000 and $2,937,000, respectively.

  During 1997 and 1996, the Company capitalized interest and property taxes on property real estate under development of $187,000 and $382,000, respectively. There was no capitalization of interest or property taxes during 1998.

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


Note 17.      INCOME TAXES

  The income tax provisions for the years ended December 31, 1998, 1997 and 1996 are composed of the following:

                                                         1998                  1997                  1996
                                                    --------------        --------------        --------------
Current tax expense:
   Federal.......................................         $    ---              $  5,000            $   56,000
   State.........................................           12,000                38,000                36,000
                                                          --------              --------            ----------
                                                            12,000                43,000                92,000
                                                          --------              --------            ----------
Deferred tax expense credited to equity:
   Federal.......................................          105,000               554,000             3,945,000
   State.........................................              ---                   ---                   ---
                                                          --------              --------            ----------
                                                           105,000               554,000             3,945,000
                                                          --------              --------            ----------
Deferred tax expense:
   Federal.......................................              ---                   ---                   ---
   State.........................................          126,000                74,000               840,000
                                                          --------              --------            ----------
                                                           126,000                74,000               840,000
                                                          --------              --------            ----------
                                                          $243,000              $671,000            $4,877,000
                                                          ========              ========            ==========

  In accordance with FASB 109, the tax benefits of all deductible temporary differences and loss carryforwards that existed at the date of a reorganization must be credited directly to additional paid-in capital when the initial recognition of these benefits occurs subsequent to the reorganization.

  Deferred tax liabilities (assets) are comprised of the following as of December 31, 1998 and 1997:

                                                                       1998                             1997
                                                                       ----                             ----

   Land held for development..................................        $  2,604,000                  $  1,711,000
   Investment in Fontana Union................................           6,392,000                     6,440,000
   Investment in Penske Motorsports Inc.......................          13,501,000                    13,332,000
   Depreciation...............................................              73,000                        56,000
                                                                      ------------                  ------------
                                                                        22,570,000                    21,539,000
                                                                      ------------                  ------------

   Groundwater remediation....................................            (684,000)                     (690,000)
   Insurance Proceeds.........................................            (700,000)                   (1,659,000)
   Investment in MRC..........................................          (1,823,000)                   (1,837,000)
   Accounts receivable reserve................................            (187,000)                     (193,000)
   Other......................................................          (2,227,000)                   (1,825,000)
   Loss carryforwards.........................................         (39,599,000)                  (38,870,000)
                                                                      ------------                  ------------
                                                                       (45,220,000)                  (45,074,000)
                                                                      ------------                  ------------
   Deferred tax asset valuation allowance.....................          24,999,000                    25,758,000
                                                                      ------------                  ------------
                                                                      $  2,349,000                  $  2,223,000
                                                                      ============                  ============

  The net change in the valuation allowance during 1998, 1997 and 1996 was a reduction of $759,000, $1,731,000 and $7,841,000, respectively.

  A reconciliation of the effective income tax rate to the federal statutory rate, for financial reporting purposes, is as follows:

                                                                     1998           1997           1996
                                                                 ------------   ------------   -------------

Federal statutory rate........................................          34.0%          34.0%          34.0%
Increase resulting from state tax, net of federal benefit.....           8.1            6.1            5.1
Other.........................................................           1.5            3.6            2.4
Additional recognition of pre-reorganization benefits.........           3.6           30.2           21.5
Increase in valuation allowance on state NOLs.................           ---            ---            6.2
Non taxable equity earnings...................................         (30.7)         (29.8)          (4.0%)
                                                                       -----          -----           ----
                                                                        16.5%          44.1%          65.2%
                                                                       =====          =====           ====

          The consolidated Net Operating Loss ("NOL") carryforwards available for federal income tax purposes as of December 31, 1998, are approximately $114,000,000 and will expire over a period from year 2000 through 2014. The amount of NOL carryforwards available for California state tax purposes as of December 31, 1998, are approximately $3,400,000 and will expire over a period from year 2000 through 2004. There may be certain limitations as to the future annual use of NOLs if 50% or more of the stock of the Company changes ownership. The Company also has approximately $566,000 of investment tax credit carryforwards available. The credits will expire in the years 1999 through 2000 and can be utilized only after the NOL is exhausted.


Note 18.  LEASED ASSETS AND SIGNIFICANT CUSTOMERS

Long-Term Leases

  The Company has long-term lease agreements with Cucamonga pursuant to the Cucamonga Lease (Note 4), and Management Training Corporation ("MTC"). Minimum lease payments expected to be received by the Company through the next five years are as follows:

   Year Ending           Cucamonga
   December 31             Lease                MTC Lease                 Total
   -----------             -----                ---------                 -----
      1999              $5,201,000               $760,000              $ 5,961,000
      2000              $5,201,000               $763,000              $ 5,964,000
      2001              $5,201,000               $381,000              $ 5,582,000
      2002              $5,201,000               $    ---              $ 5,201,000
      2003              $5,201,000               $    ---              $ 5,201,000

  The amounts for the Cucamonga Lease are based upon: (a) the quantities of water as of December 31, 1998, and as provided for under the Lease; (b) the current disputed lease rate paid by Cucamonga, (which is less than the lease rate the Company bills Cucamonga by approximately $655,000 on an annual basis) and; (c) projections by MWD which forecast no rate increases in the disputed rate over the next 5 years.

  In January 1999, the Company and MTC signed the fourth amendment to MTC's lease for a portion of Eagle Mountain. This amendment increased the minimum monthly rental rate effective February 1999, by 3% to $63,600, and extended the term through June 30, 2001.

  The net book values of Fontana Union and Eagle Mountain at December 31, 1998 were $16,108,000 and $10,619,000, respectively. Only a portion of Eagle Mountain is being utilized for the MTC Lease.

Significant Customers

  The Company received substantial portions of its revenue from the following customers:

   Year Ended         Cucamonga
   December 31         Lease                 MTC Lease
   -----------         -----                 ---------

      1998              $5,201,000            $729,000
      1997              $5,143,000            $714,000
      1996              $4,505,000            $709,000


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

  While the Company has monitored certain groundwater wells in the past, the DTSC requested and the Company will implement a supplemental groundwater monitoring system. The Company has settled obligations of groundwater contamination with the California Regional Water Quality Control Board. The settlement required a $1,500,000 cash payment by the Company, which was made in February 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality project. These water rights are unrelated to those leased to Cucamonga. In 1995, the Company contributed 18,000 acre feet of its water in storage thus satisfying the first 18 years of its obligation. In September 1998, the Company contributed an additional 7,000 acre feet of its water in storage. This additional contribution of water completed all of the Company's obligations under the terms of the settlement agreement approximately 20 years ahead of schedule. The Company remains contingently liable for any impacts the groundwater plume may have on water wells owned by third parties. The City of Ontario, California has commenced litigation against the Company alleging that the Company has contaminated one of its municipal wells. The Company believes sufficient amounts have been accrued for this contingency if it should arise.

Pension Plans

          The Company currently sponsors a voluntary qualified 401(k) savings plan and a nonqualified pension plan, available to all full-time employees. Participants may make contributions of up to 15% of their compensation with the Company matching one-half of each participant's contribution up to 6% of compensation. The non-qualified plan mirrors the qualified 401(k) plan.

  Total expense relative to these plans for the years ended December 31, 1998, 1997, and 1996 was $191,000, $223,000, and $199,000, respectively.

Letters of Credit

  At December 31, 1998, the Company had guaranteed letters of credit outstanding on its behalf to third parties totaling $158,000. These letters of credit were issued for reclamation activities performed at two idled coal properties, on behalf of and at the expense of the KSC bankruptcy estate.


Note 20.  LEGAL PROCEEDINGS

  The Company, in the normal course of its business, is involved in various claims and legal proceedings. A number of litigation matters previously reported have settled and such settlements did not have a material adverse impact on the Company's financial statements. Except for those matters described below, management believes these matters will not have a material adverse effect on Kaiser's business or financial condition. Significant legal proceedings, including those, which may have a material adverse effect on the Company's business or financial condition, are summarized as follows:

Litigation

  Eagle Mountain EIR Litigation. This litigation involved legal challenges to the EIR for the Landfill Project certified by the Riverside County Board of Supervisors in October 1992. These cases were heard in the San Diego County Superior Court in 1994. The Court's decisions required MRC to prepare a new EIR, which was completed and certified in September 1997. The original litigation against the EIR was resumed before Judge Judith McConnell of the San Diego County Superior Court. In February 1998, the San Diego County Superior Court announced its final decision and concluded that the new EIR was still deficient in two principal respects. The Court's two remaining areas of concern involve the threatened desert tortoise and Joshua Tree National Park. The Superior Court's decision has been appealed. It is currently anticipated that a decision in the appeal will be announced in the third quarter of 1999. Related to the EIR litigation was the award of approximately $300,000 of attorneys' fees to project opponents. This matter has also been appealed.

  Centennial Insurance. In November 1997, Centennial Insurance Company commenced litigation in San Bernardino County Superior Court seeking approximately $115,000 in damages from the Company and other defendants related to the alleged theft of property from the Company's West End Property that was stored in a semi-truck of a common carrier leasing a site from the Company (Centennial Insurance Company, v. Kaiser Resources Inc., et al., San Bernardino County Superior Court Rancho Cucamonga Division, Case No. RCV 30545). Defense of the matter is being handled by the Company's insurance carrier.

  Cucamonga Litigation. In 1996, the Company initiated legal action against Cucamonga. The dispute involved amounts owed to the Company under the terms of its lease of Fontana Union Water stock to Cucamonga. The dispute arose out of a change made by the Metropolitan Water District in its water rates and rate structure effective July 1, 1995. After a trial on the matter, the San Bernardino County Superior Court ruled that the lease rate had been discontinued effective July 1, 1995. Thus, the parties are required to negotiate in good faith a substitute lease rate as provided under the terms of the lease with Cucamonga. The parties have been unable to negotiate a new substitute rate. Thus, the matter will be resolved in a reference proceeding which is like a private trial.

  Apollo Wood Litigation. In late 1997, the Company and two individual officers of the Company were served with a complaint brought by Apollo Wood Recovery, Inc. in San Bernardino Superior Court seeking unspecified damages, but which are estimated to exceed $100,000. The plaintiff is a tenant on the Company's Mill Site Property. In summary, the complaint alleges that the Company and two officers of the Company falsely represented the status of the permitting of the property on which Plaintiff operates its business, committed fraud, interfered with the plaintiff's business, engaged in unfair trade practices and other similar causes of action. The Company believes the lawsuit is without merit and is vigorously defending such lawsuit. (Apollo Wood Recovery, Inc. v. Kaiser Ventures Inc., Terry L. Cook, Lee Redmond, Apollo Wood & Metal Recycling Ltd., Shirley Isom Construction Company, Troy Isom and Does 1 through 40, San Bernardino Superior Court, Case No. SCN 42863.)

  Mushegain Litigation. The Company was named as a defendant in Federal court litigation alleging the improper deposit of materials on property owned by plaintiffs. [Mary Mushegain, as Trustee of the

Mushegain 1988 Family Trust dated February 7, 1989, as Trustee of the Mushegain Survivor's Trust dated January 9, 1996, as Trustee of the Mushegain Grandchildren's Trust dated January 9, 1996, and as Trustee of the Mushegain Marital Trust dated January 9, 1996 Plaintiffs, vs. The California Speedway Corporation; a Delaware corporation, et al; United States District Court, Central District of California; Case No. 98-6786 ER (Mex)]. In summary, the site in question was leased to a company that has ceased business operations. This bankrupt company, pursuant to a contract with The California Speedway Corporation, performed wood recycling work in connection with the demolition of the structures on the property acquired by The California Speedway Corporation. It is alleged that wood and other materials, including some hazardous materials such as the constituents of rail road ties, were eventually placed into trenches on the property. The Company vigorously denies that it may have any responsibility for any work performed by a contractor of The California Speedway Corporation and is vigorously defending the litigation.

  Asbestos Suits. The Company along with KSC are currently named in approximately fifteen (15) active asbestos lawsuits. The Company and KSC have been previously named in other asbestos suits but for various reasons those suits are not currently being pursued. Most of the plaintiffs alleged that they worked in ship yards in the Oakland/San Francisco, California area in the 1940's and that KSC was in some manner associated with one or more shipyards or has successor liability from another "Kaiser" entity. Most of these lawsuits are third party premises claims claiming injury resulting from exposure to asbestos and involve multiple defendants. The Company anticipates that it will be named as a defendant in additional asbestos lawsuits. All of the complaints are non-specific. As such it is not practical at this time to determine the true nature and extent of the claims against the Company and KSC. To date, several, but not all, of the plaintiffs have agreed that they will not personally pursue the Company, but they have been granted the right to pursue the Company's insurance coverage, to the extent there is coverage. The Company currently believes that it does have insurance coverage for at least a portion of the claims and has tendered these suits for defense. The Company also currently believes that it has various defenses to these claims, including the discharge granted to it in connection with KSC's bankruptcy reorganization. The KSC bankruptcy estate, through KSC Recovery has been incurring defense costs, which should in large part be reimbursed by insurance. However, there currently is a dispute as to the amount of insurance coverage, if any. Asbestos litigation is an evolving area of the law and the factual discovery with respect to many of these lawsuits has not been completed.

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

  The Company and the City reached a settlement concerning the matter before the U.S. Bankruptcy Court which was approved by the U.S. Bankruptcy Court in October. Under the terms of the settlement, the Company has agreed to waive its bankruptcy-related defenses to the City's prosecution of claims for groundwater contamination caused by mercury or other priority pollutants. In return, the City agreed to dismiss the California litigation as to all claims related to total dissolved solids, total dissolved carbons and sulfates, and to be bound by the 1993 Settlement Agreement between Kaiser and the California

Regional Water Quality Control Board. The City has informed the Company that its recent well tests do not indicate the presence of mercury. However, the City continues to assert that the Company is responsible for the impact of total dissolved solids at the well. The City has not yet filed an amended complaint. The Company and the City of Ontario are continuing to engage in informal discovery and discussions. The Company currently believes it has numerous defenses in the litigation.

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

Note 21.  QUARTERLY FINANCIAL DATA (Unaudited)

                                                  First           Second           Third           Fourth
                                                 Quarter          Quarter         Quarter          Quarter
                                                 -------          -------         -------          -------
1998

Resource revenues.........................      $1,673,000        $3,066,000        $2,416,000      $2,718,000

Income (loss) from operations.............      $ (371,000)       $1,113,000        $  586,000      $1,230,000

Income (loss) before income tax provision.      $ (586,000)       $  854,000        $  332,000      $  875,000

Net (loss) income.........................      $ (339,000)       $  491,000        $  189,000      $  891,000

Earnings (loss) per share.................
 Basic....................................      $     (.03)       $      .05        $      .02      $      .08
 Diluted..................................      $     (.03)       $      .05        $      .02      $      .07

1997

Resource revenues.........................      $1,837,000        $3,221,000        $2,977,000      $1,971,000

Income (loss) from operations.............      $ (112,000)       $1,288,000        $1,149,000      $ (134,000)

Income (loss) before income tax provision.      $ (295,000)       $1,051,000        $  873,000      $ (110,000)

Net (loss) income.........................      $ (174,000)       $  604,000        $  493,000      $  (75,000)

Earnings (loss) per share.................
 Basic....................................      $     (.02)       $      .06        $      .05      $     (.01)
 Diluted..................................      $     (.02)       $      .06        $      .05      $     (.01)

1996

Resource revenues.........................      $2,017,000        $2,408,000        $2,323,000      $8,583,000

Income from operations....................      $  335,000        $  658,000        $  677,000      $6,595,000

Income before income tax provision........      $  224,000        $  519,000        $  521,000      $6,182,000

Net income................................      $  127,000        $  294,000        $  296,000      $1,852,000

Earnings per share........................
 Basic....................................      $      .01        $      .03        $      .03      $      .17
 Diluted..................................      $      .01        $      .03        $      .03      $      .17

                    KAISER VENTURES INC. AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                             Balance at            Charged to              Deductions
                                             Beginning              Costs and                 from               Balance at
          Classification                     of Period             Expenses (A)            Reserves (B)         End of Period
-----------------------------------       ----------------       -----------------      -----------------      ----------------
   Year Ended December 31, 1998
   ----------------------------
Allowance for losses in collection
of current accounts receivable.....         $      299,000          $       31,000         $       27,000         $      303,000
                                           ===============         ===============        ===============        ===============
   Year Ended December 31, 1997
   ----------------------------
Allowance for losses in collection
of current accounts receivable.....         $      286,000          $       54,000         $       41,000         $      299,000
                                           ===============         ===============        ===============        ===============
    Year Ended December 31, 1996
    ----------------------------
Allowance for losses in collection
of current accounts receivable.....         $      414,000          $          ---         $      128,000         $      286,000
                                           ===============         ===============        ===============        ===============



(A) Although the Company is continuing to bill Cucamonga at what it believes is the correct Metropolitan Water District of Southern California ("MWD") rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The amounts for 1996 and 1997 above have been restated to remove the disputed amounts which had previously been included in accounts receivable and the account receivable reserve. The total amount of lease payments in dispute for the years ended December 31, 1998, 1997, and 1996 are approximately $658,000, $488,000, and
$668,000, respectively.


(B)  Amount charged off during the year.