Form 10-K405/A
period 1998-12-31
KAISER VENTURES INC
filed 1999-04-29
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                               FORM 10-K/A No. 1

(Mark One)
      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                      OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-18858

                             KAISER VENTURES INC.
            (Exact name of registrant as specified in its charter)

         DELAWARE                                          94-0594733
-------------------------------                  -----------------------------
  (State or other jurisdiction                          (I.R.S. Employer
       of incorporation or                              Identification No.)
         organization)

  3633 E. Inland Empire Blvd. Suite 850
           Ontario, Ca  91764
------------------------------------------
(Address of principal executive offices and
              zip code)

      Registrant's telephone number, including area code: (909) 483-8500


          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
      Title of Each Class                                which Registered
-------------------------------                  -------------------------------
  Common Stock ($.03 par value)                       Nasdaq Stock Market(SM)

                        ______________________________

       Securities registered pursuant to Section 12(g) of the Act:  None

                        ______________________________

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

Documents Incorporated By Reference:  None.

         Part III of the 10-K Report previously anticipated to be incorporated by reference from the Company's Proxy for its 1999 Annual meeting is set forth herein. Accordingly, the Company's 10-K Report for the year ended December 31, 1998, is hereby amended by the inclusion of the following information:

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following information pertains to the current members of the Board of Directors.


    Name and Age                   Principal Occupation and Other Directorships
===============================   ==============================================
E. Stoddard (48)                   Mr. Stoddard was appointed Chief Executive
                                   Officer of the Company in June 1988, and has held such position and/or the position of Chairman of the Board since such date. Prior to joining the Company in 1988, he was an attorney in private practice in Denver, Colorado. Mr. Stoddard is Chairman of the
                                   Board of Directors of Mine Reclamation
                                   Corporation and also serves on the Board of Directors of Penske Motorsports, Inc.
                                   ("PMI"). The Company currently owns
                                   approximately 11.73% of the issued and
                                   outstanding shares of PMI's common stock (see
                                   "Related Transactions" below).

Ronald E. Bitonti (66)             Mr. Bitonti is Chairman of the Benefits
                                   Committee for the VEBA and was Chairman of the Reorganized Creditors' Committee formed during the Kaiser Steel Corporation ("KSC") bankruptcy until dissolution of this committee in 1991. From 1985 to 1991, Mr.
                                   Bitonti served as International
                                   Representative for the United Steelworkers of America. Mr. Bitonti retired from KSC in 1981 and has been a director since November 1991.

Todd G. Cole (78)                  Mr. Cole was Chief Executive Officer of CIT
                                   Financial Corporation before starting his present career as a consultant and corporate director. From 1992 to 1996 he was managing director of SH&E, Inc., the oldest consulting firm specializing in aviation, in charge of its Miami office. In his consulting role he served as president and chief financial officer of Frontier Airlines, Inc., D.I.P.
                                   (1986-1989) and vice-chairman of Eastern Air
                                   Lines, Inc., D.I.P. (1989-1991). He serves on the Board of Directors of Arrow Air, Inc.
                                   (certificated scheduled and charter air cargo carrier), Avborne, Inc. (aircraft and component overhaul), Hawaiian Airlines, Inc.
                                   (certificated passenger and cargo carrier),
                                   International Business Network for World
                                   Commerce and Industry, Ltd. (Bermuda-based internet service), and NAC Re Corporation
                                   (international property and casualty
                                   reinsurance). Mr. Cole has been a director since November 1989.

        Name and Age               Principal Occupation and Other Directorships
===============================    ==========================================================================

Gerald A. Fawcett (66)             Mr. Fawcett was President and Chief Operating
                                   Officer of the Company from January 1996
                                   until his retirement from full time duties on
                                   January 15, 1998. He was appointed to the
                                   Company's Board on January 15, 1998, and
                                   currently serves as Vice Chairman of the
                                   Board. Mr. Fawcett started his employment
                                   with the former Kaiser Steel Corporation in
                                   1951 holding various positions in the steel
                                   company, ultimately becoming Division
                                   Superintendent of the Cold Rolled and Coated
                                   Products Division. After a five year
                                   consulting business working with domestic and
                                   overseas steel industry clients, Mr. Fawcett
                                   joined the Company in 1988 as Senior Vice
                                   President and became Executive Vice President
                                   in October 1989. He is also Vice Chairman of
                                   the Board of Mine Reclamation Corporation,
                                   and of the Board of the Inland Valley Federal
                                   Credit Union.

Gary Gibbons (50)                  Mr. Gibbons has been the principal and owner
                                   of the Coleridge Group, a registered
                                   investment advisor, since 1987. In such
                                   capacity he represents a variety of clients
                                   by providing financial and investment advice,
                                   including the management of investment
                                   portfolios. Mr. Gibbons is the financial and
                                   investment advisor for VEBA. In addition,
                                   from 1989 to 1991 Mr. Gibbons held various
                                   positions with Houlihan Lokey Howard and
                                   Zukin Investment Management, Inc., with his
                                   final position being that of Managing
                                   Director. Mr. Gibbons is currently a director
                                   of The Industrial Development Authority of
                                   the County of Maricopa, the State of
                                   Arizona's largest industrial development
                                   authority. Mr. Gibbons has been a director of
                                   the Company since April 1998.

Reynold C. MacDonald (80)          Mr. MacDonald served as Chairman of the Board
                                   for Acme Metals Company from 1986 until 1992
                                   and continues with Acme as a member of the
                                   board. Acme is currently in a Chapter 11
                                   bankruptcy proceeding. From 1983 to 1986, Mr.
                                   MacDonald was director of and consultant to
                                   Interlake, Inc., a metals fabrication and
                                   materials handling company. He retired as
                                   Chairman and Chief Executive Officer of
                                   Interlake in 1983. He also served as a
                                   director of ARAMARK Group, Inc. from November
                                   1988 to February 1999.

William J. Morgan (44)             Mr. Morgan is the President, a Director, and
                                   a major shareholder of Pacholder Associates,
                                   Inc. ("PAI"), a registered investment
                                   advisor. Mr. Morgan has been with PAI since
                                   1984. Mr. Morgan also serves on the Board of
                                   Directors of the following public companies:
                                   ICO, Inc. (an oil field service company),
                                   USF&G Pacholder Fund, Inc. (a closed end
                                   mutual fund), Duckwall-ALCO Stores, Inc. (a
                                   discount retail chain), Smith Corona Corp.
                                   (office products manufacturer), and
                                   Premiumware, Inc. (apparel manufacturer). Mr.
                                   Morgan is also the Vice President and a
                                   Director of Winton Associates, Inc., a
                                   broker/dealer that is a subsidiary of PAI.
                                   Mr. Morgan has been a director of the Company
                                   since September 1994.

         Name and Age              Principal Occupation and Other Directorships
===============================    =============================================

Charles E. Packard (55)            Mr. Packard has served since 1986 as a member
                                   of the Board of Directors, Executive Vice
                                   President, and Chief Financial Officer for the Arnel Development Company, a real estate investment, development, and management company in Costa Mesa, California. Since
                                   1977, Mr. Packard has also served as Vice
                                   President and Chief Financial Officer of
                                   Arnel Financial, where he supervises the financial and administrative areas of 20 corporate entities, collectively referred to as "Arnel & Affiliates." Mr. Packard also serves on the board of directors of several non-profit organizations. Mr. Packard has been a director since November 1991.

Thomas S. Rabone (68)              Mr. Rabone was engaged in public relations
                                   with Barclay and Associates from 1987 to 1993. He is a KSC retiree and a Benefits
                                   Committee member of the VEBA. Mr. Rabone was a member of the Retiree Subcommittee of the KSC Creditors' Committee. Currently he is a member of the San Bernardino County Board of Education. He has been a director since
                                   November 1988.

Lyle B. Stevenson (71)             Mr. Stevenson is Co-Chairman of the Benefits
                                   Committee for the VEBA. He was also a member of the KSC Reorganized Creditor's Committee and the Retiree Subcommittee of the KSC
                                   Creditors' Committee. Mr. Stevenson retired from KSC in 1981 after holding several management positions. He has been a director since November 1991.

Marshall F. Wallach (56)           Mr. Wallach has served as President of The
                                   Wallach Company, a Denver, Colorado based investment banking firm, since 1984. Prior to forming The Wallach Company, Mr. Wallach managed the corporate finance department and established the mergers and acquisitions department of Boettcher & Company, a regional investment bank in Denver, Colorado. Mr.
                                   Wallach serves on the boards of several non-profit organizations and privately-owned corporations. He has been a director since
                                   November 1991

Board and Committee Meetings

     The Board of Directors has established an Audit Committee, a Human Relations Committee (formerly called the Compensation and Benefits Committee), and a Finance Committee. Ad hoc committees are established from time-to-time by the Board. Mr. Stoddard serves as an ex-officio member of all committees.

     The Audit Committee, currently composed of Messrs. Packard (Chairman), MacDonald, and Rabone, generally reviews the activities of the Company's independent accountants and the results of the examination made by these professionals in connection with the Company's financial statements and a review of internal accounting controls. The Audit Committee held two meetings in 1998.

     The Human Relations Committee, which currently is composed of Messrs. Stevenson (Chairman), Bitonti, Cole, Fawcett, and Gibbons, has general responsibility for all employee compensation and benefit matters, including recommendations to the full Board on compensation arrangements of officers and directors, benefit plans, stock options and other stock related grants. The Human Relations Committee held five meetings in 1998.

     The Finance Committee, which is currently composed of Messrs. Wallach (Chairman), Gibbons, MacDonald, and Morgan, has general responsibility for the Corporation's annual operating budget and capital plan, changes in the Company's capital structure, and the Company's credit facilities such as lines of credit, loans, and other forms of indebtedness. The Finance Committee held one meeting in 1998.

     The Board does not have a standing committee to nominate candidates to the Board of Directors. The Board designated the Human Relations Committee as the ad hoc nominating committee for 1998 and for 1999.

     The Board of Directors held eight meetings in 1998. All directors of the Company attended at least 75% of the meetings of the Board and 75% of the meetings of the committees on which they served during 1998.

Executive Officers

     The current executive officers of the Company are:

      Name              Age              Position with the Company
      ----              ---              -------------------------
Richard E. Stoddard     48  President, Chairman of the Board and Chief Executive
                            Officer

James F. Verhey         51  Executive Vice President - Finance and Chief
                            Financial Officer

Lee R. Redmond, III     46  Sr. Vice President - Real Estate

Terry L. Cook           43  Sr. Vice President, General Counsel and Corporate
                            Secretary

Pamela M. Catlett       33  Vice President - Corporate Relations

Anthony Silva           36  Vice President Resource Development and
                            Environmental Services

     Richard E. Stoddard was appointed Chief Executive Officer of the Company in June 1988, and has held such position and/or the position of Chairman of the Board since such date. With the retirement of Gerald A. Fawcett as President and Chief Operating Officer of the Corporation effective January 15, 1998, Mr. Stoddard also became President of the Company. In addition, he serves as Chairman of the Board of Directors and Executive Committee of Mine Reclamation Corporation. Prior to joining the Company in 1988, he was an attorney in private practice in Denver, Colorado. Mr. Stoddard also serves on the Board of Directors of Penske Motorsports, Inc. ("PMI"). The Company currently owns approximately 11.73% of the issued and outstanding shares of PMI's common stock (see "Related Transactions" below).

     James F. Verhey joined the Company and was appointed Vice President-Finance and Chief Financial Officer in August 1993, appointed Senior Vice President-Finance in January 1996, and appointed Executive Vice President of the Company in January 1998. In addition to his duties with the Company, Mr. Verhey was appointed Vice President of Finance and Chief Financial Officer of Mine

Reclamation Corporation in February 1995. From July 1992 to joining the Company, Mr. Verhey was the Chief Financial Officer of OESI Power Corp., a Portland, Oregon based geothermal company. From June 1991 to July 1992, Mr. Verhey served as President of Mithryn Energy, Inc. From August 1987 to June 1991, Mr. Verhey was President of two subsidiaries of Luz International, Ltd. ("Luz"), a developer of large-scale solar electric generating stations. Both Luz and the two subsidiaries filed voluntary petitions in bankruptcy under Chapter 11 after Mr. Verhey left the companies. Both filings were ultimately converted to Chapter 7 liquidations. Luz and its subsidiaries have no relationship with the Company. Mr. Verhey is a certified public accountant and spent several years with Price Waterhouse in Los Angeles, California.

     Lee R. Redmond III joined the Company and was appointed Vice President - Real Estate for the Company in June 1994, and was appointed Senior Vice President-Real Estate in January 1996. Prior to joining the Company, Mr. Redmond was in charge of Birtcher Real Estate, Ltd's Riverside office as a principal. Birtcher is a major U.S. real estate development, construction and investment firm. In that position Mr. Redmond developed and managed substantial industrial and office space. Before joining Birtcher in 1989, Mr. Redmond was regional director of the Inland Empire for O'Donnell, Armstrong & Partners of Irvine, California, a regional real estate developer. At O'Donnell he was responsible for all land acquisitions and development in the California counties of Riverside and San Bernardino. He is also a member of several national and local professional and economic development organizations.

     Terry L. Cook joined the Company and was appointed General Counsel and Corporate Secretary in August 1993 and became a Senior Vice President in January 1996. Mr. Cook was appointed General Counsel and Corporation Secretary of Mine Reclamation Corporation in February 1995. Prior to joining the Company, Mr. Cook was a partner in the Denver office of the national law firm McKenna & Cuneo specializing in business, corporate, and securities matters. Prior to his joining McKenna & Cuneo in July 1988, Mr. Cook was an attorney in private practice as a partner in a Denver, Colorado law firm.

     Pamela M. Catlett became Vice President-Corporate Relations for the Company in January, 1996. Prior to such position, since December 1992 she was the Company's Director of Investor and Community Relations. Prior to joining the Company from 1987 to 1992 she was the manager of corporate communications for Willdan Associates, a California-based municipal engineering and planning firm.

     Anthony Silva was appointed Vice President Resource Development and Environmental Services in January 1998. In this position, Mr. Silva is responsible for the oversight of the remediation of the site of the former Kaiser Steel Corporation steel mill. Prior to this position, from December 1993 to October 1996, Mr. Silva was Vice President and Managing Principal with the Park Corporation, an environmental consulting and water resources firm providing technical expertise and long-term strategic environmental planning to industrial and oil and gas companies. Prior to 1993, he was also the National Oil & Gas Exploration & Production Business Development Director for Delta Environmental Consultants and the Exploration & Production Manager for an independent oil and gas company. Mr. Silva serves on the Board of Directors for the non-profit Environmental Professionals Organization (EPO). Mr. Silva recently served as a chairperson of the California Department of Toxic Substances Control's Site Mitigation Update Advisory Group (Remedy Selection/Standards Planning Subgroup), which was updating and improving the California Health and Safety Code.

Item 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following table shows, for the fiscal years ending December 31, 1998, 1997, and 1996, the cash compensation paid by the Company, as well as certain other compensation paid or accrued in those years, to the Company's President and Chief Executive Officer, and the four other most highly compensated executive officers of the Company in office at the end of fiscal year 1998, whose total cash compensation exceeded $100,000 during fiscal year 1998 (the "Named Executive Officers") in all capacities in which they served:

                           Summary Compensation Table


                                                                                      Long Term Compensation
                                                                            --------------------------------------
                                              Annual Compensation                        Awards            Payouts
                                ----------------------------------------------------------------------------------
                                                                      Other
                                                                     Annual     Restricted    Securities             All Other
            Name and                                                 Compen-       Stock      Underlying    LTIP      Compen-
       Principal Position          Year   Salary(1)     Bonus(2)    sation(3)    Awards(4)     Options     Payouts   sation(5)
--------------------------------   ----   ----------   ----------   ---------   -----------   ----------   -------   ----------

Richard E. Stoddard                1998    $302,120     $ 45,318          $0       $     0             0        $0     $49,314
Chairman of the Board,             1997    $291,200     $131,040          $0       $40,000             0        $0     $46,848
President and CEO                  1996    $280,000     $123,200          $0       $81,067       200,000        $0     $42,759

Gerald A. Fawcett (6)              1998    $ 66,167     $      0          $0       $     0             0               $18,615
Vice Chairman                      1997    $208,000     $ 93,600          $0       $40,000             0        $0     $30,324
                                   1996    $200,000     $ 88,000          $0       $69,333        40,000        $0     $20,174

James F. Verhey                    1998    $193,592     $ 29,250          $0       $     0             0        $0     $29,664
Executive Vice President-Finance   1997    $161,200     $ 72,540          $0       $20,000             0        $0     $23,320
& CFO                              1996    $155,000     $ 68,200          $0       $42,733       100,000        $0     $18,772

Lee R. Redmond, III                1998    $167,245     $ 16,725          $0       $     0             0        $0     $26,765
Sr. Vice President-Real            1997    $161,200     $ 72,540          $0       $20,000             0        $0     $23,320
Estate                             1996    $155,000     $ 68,200          $0       $42,733       100,000        $0     $ 8,294

Terry L. Cook                      1998    $167,245     $ 25,087          $0       $     0             0        $0     $26,765
Sr. Vice President, General        1997    $161,200     $ 72,540          $0       $20,000             0        $0     $23,320
Counsel and Secretary              1996    $155,000     $ 68,200          $0       $42,733       100,000        $0     $18,772

Anthony Silva(7)                   1998    $110,000     $ 22,000          $0       $     0        25,000        $0     $11,470
Vice President Resource
Development & Envir. Services

(1) A portion of the salary for each executive officer for 1996 and 1997 was in the form of restricted stock subject to vesting requirements imposed by the Board of Directors. The restricted stock portion of an officer's salary is also included in the "Restricted Stock Awards" column above, together with the portion of each officer's bonus received as restricted stock for any applicable year.

(2) Bonuses are paid in January for the preceding calendar year. No restricted stock was awarded as a part of the executive officer bonuses for 1998.

(3) Does not include the dollar value of perquisites and other personal benefits. The aggregate amount of perquisites and other personal benefits received by each executive officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

(4) Restricted stock, subject to vesting, was granted to Messrs. Stoddard, Fawcett, Verhey, Redmond and Cook in January 1997, as part of their respective bonuses for the preceding calendar year. These stock awards are being reported in 1996, as it was a reflection of the Board's determination of the executive's compensation for the calendar year preceding the grant. This column also includes the value of restricted stock received as a part of an officer's salary for 1996 and 1997.

(5) Officers of the Company are eligible to participate in the Company's 401(k) Savings Plan, Money Purchase Plan and Supplemental Executive Retirement Plan (collectively "Plans"). During 1998, the Company made contributions of $49,314 to the Plans for the account of Mr. Stoddard, $29,664 for the account of Mr. Verhey, $26,765 for the account of Messrs. Cook and Redmond, and $8,615 for the account of Mr. Fawcett.

(6) Mr. Fawcett retired as President and Chief Operating Officer of the Company as of January 15, 1998, and was appointed as Vice Chairman of the Board.
    Mr. Stoddard assumed the duties of President of the Company as of such date.

(7) Mr. Silva did not become an executive officer of the Company until January 1998.

                             Option Grants in 1998

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1998 to each of the named Executive Officers:

                                                          Percent of Total
                                                           Options Granted
                                      Shares Underlying    to Employees in    Exercise   Expiration
         Name                           Option Granted        Fiscal Year       Price        Date
Richard E. Stoddard                         0                    0%            N/A           N/A

James F. Verhey                             0                    0%            N/A           N/A

Lee R. Redmond                              0                    0%            N/A           N/A

Terry L. Cook                               0                    0%            N/A           N/A

Anthony Silva                          25,000                   61%         $10.34    01/13/2008


                      Aggregated Option Exercises in 1998
                     and Option Values at December 31, 1998

     The following table summarizes options exercised during the fiscal year ended December 31, 1998, by the executive officers named in the Summary Compensation Table, and the value of their unexercised options as of December 31, 1998:

                                                                                                           Value of Unexercised
                                                                             Number of Unexercised         In-the-Money Options
                                   Shares Acquired on                        Options at  12/31/98              at 12/31/98
Name                                    Exercise          Value Realized   Exercisable/Unexercisable   Exercisable/Unexercisable(1)
----                                    --------          --------------   -------------------------   ----------------------------
Richard E. Stoddard                       0                    $0             126,037/169,563                    $358,000/$0

James F. Verhey                           0                    $0               86,250/83,750                    $ 74,000/$0

Lee R. Redmond, III                       0                    $0               67,501/87,499                    $ 74,000/$0

Terry L. Cook                             0                    $0               85,625/84,375                    $ 74,000/$0

Anthony Silva                             0                    $0                3,000/34,000                    $      0/$0

 (1) Stock price as of December 31, 1998 was $8.78 per share (average of bid and ask prices).

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     Mr. Stoddard is employed pursuant to a contract which was amended effective January 15, 1998. The agreement provides for an annual base salary (which is currently $302,120) adjusted annually by the annual increase in the consumer price index. Mr. Stoddard has agreed to accept up to $40,000 of his annual base salary in restricted common stock vesting over the period of time established by the Board of Directors. The contract provides that Mr. Stoddard's employment may be terminated at anytime upon twelve (12) months prior written notice, together with payment of severance. In accordance with his past and current employment contracts, and based upon the attainment of certain criteria, Mr. Stoddard may be awarded annual bonuses based upon his then-existing salary. His base salary and bonuses may be a combination of cash and restricted stock shares.

     Effective as of June 17, 1996, Messrs. Cook, Verhey and Redmond entered into employment contracts with the Company. Effective as of January 15, 1998, Mr. Verhey's employment contract was amended to reflect his additional responsibilities and duties in becoming Executive Vice President of the

Company. His annual base salary was increased to $193,592. Annual base salaries of $167,245, were paid to each of Messrs. Cook and Redmond in 1998. Effective as of January 15, 1998, Mr. Silva entered into an employment contract with the Company. Mr. Silva's annual base salary was $110,000 for 1998. Subject to the payment of severance compensation, the employment of Messrs. Cook, Silva, Redmond and Verhey can be terminated at any time without cause. In accordance with their employment contract they each may be awarded annual bonuses based on their then existing salaries.

     In summary, under the terms of their respective past and current employment contracts, each executive officer (including those not identified herein as Named Executive Officers), in the event of a "material change", including a change of control, pursuant to or in anticipation of which the executive officer is terminated, is eligible to have the Company pay him or her an amount equal to one year's then-current salary plus his average annual bonus, payable in one lump sum or, at his or her option, over such period as he or she may determine. In addition, the Company will continue to pay his or her benefits for one year. Should the Company terminate his or her employment without cause, and a material change has not occurred, the Company will pay to the terminated executive an amount equal to one year's then-current salary. Should an executive officer voluntarily terminate his or her employment, the Company will not be obligated to pay him or her any additional compensation, other than the compensation due and owing up to the date of termination.

     A "material change" involving the Company is defined in each executive employment contract. A "material change" is typically defined as the following:
(a) any sale, merger, or other acquisition of all or substantially all of the Company with or by another entity where the shareholders of the Company at the time of the sale, merger or other acquisition do not own or control at least 51% of the voting power of such entity immediately after the time of the sale, merger, or other acquisition; (b) any acquisition of common stock by a person or "group" (as defined in Section 13(d) of the Securities Exchange Act of 1934), resulting in the "beneficial ownership" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by that person or group of more than (i) 25% of the capital stock of the Company accompanied by a change of more than 50% of the directors of the Company within one year after such event; or (ii) 35% of the capital stock of the Company with or without such change; or (c) a distribution to any one or more shareholders of the Company of an aggregate of net assets with a cumulative value that exceeds the greater of (i) $20,000,000 or (ii) 20% of the net equity of the Company at the time of the distribution (whether by dividend or repurchase of stock).

     Under the terms of the employment contract with each executive officer, the Company may grant stock options and other stock-related incentives from time-to-time to an executive officer.

Director Compensation

     Directors who are also employees of the Company receive no fees for serving as directors. All non-employee directors receive a fee of $750 for each Board or Committee meeting attended as well as a $10,000 per year retainer/i/. A non-employee director serving as a Committee Chairman receives an additional $2,000 per year retainer. In accordance with the Bylaws of the Company, director compensation is established periodically by resolution of the Board of Directors.

     The Kaiser Ventures Inc. 1995 Stock Plan, as amended, ("Plan") provides for the grant of options to directors of the Company. Any non-employee individual first elected or appointed to the Board during the Plan term received a non-qualified stock option to purchase 5,000 shares of the Company's common stock at the fair market value at the time of becoming a director and an annual grant of a non-qualified stock option to

__________________________

/i/ Gary E. Gibbons has currently waived all rights as a director to receive cash compensation and stock options.

purchase 1,500 shares at fair market value. Thus, each non-employee director completing at least six months in office after the 1999 Annual Meeting will vest in a non-qualified stock option to purchase 1,500 shares of the Company's common stock at the fair market value as of the date of the Annual Meeting.

     The following table summarizes the annual director stock option grants since January 1, 1996:

                    Grant Date                                    Fair Market Value Per Share
                  June 17, 1996                                         $10.50
                  June 23, 1997                                         $10.05
                  June 30, 1998                                         $11.80

     The Company does not have a retirement compensation plan for non-employee directors.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company.

     To the Company's knowledge, based solely on a review of copies of reports provided by such individuals to the Company and written representations of such individuals that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its directors, officers, and greater that 10% beneficial owners were complied with.


               (REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of April 29, 1999, unless otherwise noted, the number of shares of the Company's common stock the Company believes to be owned by (i) each person known by the Company to own of record or beneficially five percent (5%) or more of such stock; (ii) each director; (iii) each executive officer; and (iv) all officers and directors as a group. The table does not include the 136,919 shares reserved but not yet distributed to the Class 4A unsecured creditors of KSC, since such shares are not yet deemed outstanding or eligible to vote for purposes of the Annual Meeting.

                                                                            Number of                     Percent of
                                                                          Common Shares                   Issued and
Name and Address of                                                        Beneficially                   Outstanding
Beneficial Owner                                                             Owned(1)                      Shares(2)
-----------------------------------------------------------------------------------------------------------------------------

New Kaiser Voluntary Employees                                           3,387,937                            30.0%
Beneficiary Association Trust (3), (7)
(VEBA)
9810 Sierra Avenue, Suite A
Fontana, CA  92335

Pension Benefit Guaranty Corporation(4)                                  2,100,966                            18.6%
(PBGC)
2020 K Street, N.W.
Washington, DC  20006

Dimensional Fund Advisors, Inc.(5)                                         740,500                             6.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

Richard E. Stoddard, CEO, President & Chairman                             188,534                             1.7%

Gerald A. Fawcett, Vice Chairman                                           176,368                             1.6%

James F. Verhey, Executive Vice President & CFO                            113,530                             1.0%

Terry L. Cook, Sr. Vice President & General Counsel                        112,530                             1.0%

Lee R. Redmond III, Sr. Vice President - Real Estate                        88,880                               *

Pamela M. Catlett, Vice President - Corporate Relations                     48,227                               *

Anthony Silva, VP Development & Environmental Services                       9,250                               *

Ronald E. Bitonti, Director(3)                                              14,348                               *

Todd G. Cole, Director                                                      19,000                               *

Gary E Gibbons, Director(6)                                                      0                             N/A

Reynold C. MacDonald, Director                                              19,000                               *

William J. Morgan, Director(4)                                              11,000                               *

Charles E. Packard, Director                                                14,000                               *

Thomas S. Rabone, Director(3)                                               14,286                               *

Lyle B. Stevenson, Director(3)                                              14,000                               *

Marshall F. Wallach, Director                                               20,000                               *

All officers and directors as a group                                      863,053                             7.6%
  (15 persons) (1):
------------------------------
 *  Indicates ownership of less than one percent.

(1) The table above contains options exercisable within 60 days of April 29, 1999 in the following amounts: Richard E. Stoddard 161,475 shares; Gerald
    A. Fawcett 122,083 shares; James F. Verhey 107,500 shares; Terry L. Cook 107,500 shares; Lee R. Redmond 85,001 shares; Pamela Catlett 46,800 shares; Anthony Silva 9,250 shares; Ronald E. Bitonti - 14,000 shares; Todd
    G. Cole 15,668 shares; Reynold C. MacDonald 7,500 shares; William J. Morgan - 11,000 shares; Charles E. Packard - 14,000 shares; Thomas S. Rabone
    - 14,000 shares; Lyle B. Stevenson - 14,000 shares; Marshall F. Wallach 14,000 shares; all officers and directors as a group (15 persons) - 743,777 shares.

(2) Does not include 136,919 shares deemed outstanding for financial reporting purposes, but not yet distributed to the Class 4A unsecured creditors of the KSC bankruptcy estate. Percentages were determined as if all the options specified in Note (1) above have been exercised.

(3) Messrs. Bitonti, Rabone, and Stevenson are administrative committee members of the VEBA. The shares held by all officers and directors as a group exclude shares held by the VEBA.

(4) William J. Morgan is the president, a director, and a major shareholder of Pacholder Associates, Inc., a registered investment advisor. Pacholder Associates, Inc. has a contract with the PBGC pursuant to which it has full and complete investment discretion with respect to the 2,100,966 shares of the Company's stock owned by the PBGC, including the power to vote such shares. Such shares are excluded from the ownership of Mr. Morgan. Similarly, the shares held by Mr. Morgan are excluded from the number of shares owned by the PBGC.

(5) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 740,500 shares of Kaiser Ventures Inc. stock as of December 31, 1998, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(6) Gary E. Gibbons is the principal and owner of the Coleridge Group Financial Group, a registered investment advisor. Pursuant to a contract between Mr. Gibbons and the VEBA, Mr. Gibbons has full and complete investment discretion over the 3,387,937 shares owned by the VEBA, including the power to vote such shares and thus such shares are excluded from the ownership of Mr. Gibbons. Mr. Gibbons disclaims any ownership interest in such shares. Mr. Gibbons owns no shares or stock options in the Company.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company, as a result of the Organization Agreement dated November 22, 1995, among Penske Motorsports, Inc. ("PMI"), PSH Corp., and the Company, as amended (the "Organization Agreement"), entered into various agreements, in connection with the transfer of property for the California Speedway, a motorsports facility. The Company currently owns approximately 11.73% of the issued and outstanding shares of PMI's common stock. Pursuant to such agreements: (i) the Company and PMI agreed to cause certain services to be provided to each other, including the Company providing sewer treatment services for the California Speedway; (ii) PMI agreed to reimburse the Company for certain costs incurred in the preparation of the site of the California Speedway; (iii) the Company agreed to indemnify Michigan International Speedway, Inc. and The California Speedway Corporation, subsidiaries of PMI, against certain environmental liabilities; (iv) the Company, PSH Corp., and PMI entered into a Shareholders Agreement; and (v) PMI agreed to reimburse the Company, among others, for certain pre-development expenses incurred by the Company and others in connection with the California Speedway.

     Pursuant to the Shareholders Agreement, as amended, should PSH Corp. desire to transfer any shares of capital stock of PMI for consideration to an unrelated third party, PSH Corp. must first offer such shares to the Company on the same terms and conditions as in the proposed transfer. The Shareholders Agreement also provides that if the Company desires to transfer any shares of capital stock of PMI for consideration to an unrelated third party, the Company must first offer such shares to PSH Corp., at a price equal to the average closing price of PMI's shares on Nasdaq's Stock MarketSM for the previous thirty trading days. However, PSH Corp. has effectively assigned any right of first refusal to International Speedway Corporation ("ISC"), a major shareholder in PSH Corp. If ISC elects not to purchase such shares, then PSH Corp. has the right to purchase such shares on the same terms and conditions as the proposed transfer. In either case, if the non-transferring party elects not to purchase such shares, then the transferring party may transfer its shares to the unrelated third party. Under certain circumstances, the Company may distribute a portion of the shares of PMI's common stock that it owns to its shareholders, free from the right of first refusal.

     In addition, pursuant to a Registration Rights Agreement between the Company and PMI, PMI has granted incidental registration rights to the Company, subject to certain limitations, each time PMI files a registration statement in connection with the sale of its common stock.

     The Organization Agreement also grants to PMI a right of first refusal to participate in any transaction or opportunity that directly relates to the conduct or ownership of a motorsports complex that may come to PSH Corp., the Company, or an affiliate of either, excluding ISC and its affiliates.

     Pursuant to a Sewer Services Agreement between the California Speedway and the Company, the Company has agreed to provide sanitary sewer treatment services for the wastewater generated by the property owned by the California Speedway at Kaiser's wastewater treatment facility located on a parcel owned by Kaiser. In consideration for such services, the California Speedway has agreed to pay the Company an annual fee for $88,800 adjusted annually by increases in the Consumer Price Index. PMI has the option to purchase the facility. After the fifth anniversary of the Sewer Service Agreement, Kaiser may terminate the agreement upon one year's prior written notice to the California Speedway for a good and valid business reason exercised in good faith. The Sewer Services Agreement may be terminated earlier for various other reasons. PMI paid the Company $92,000 under the Sewer Services Agreement during the fiscal year ended December 31, 1998.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Registrant's 1996 Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date:  April 29, 1999

                              KAISER VENTURES INC.


                              By:   /s/ Richard E. Stoddard
                              __________________________________________
                              Name: Richard E. Stoddard
                              __________________________________________
                              Title:  President, Chief Executive Officer
                              __________________________________________
                                      and Chairman of the Board
                              __________________________________________


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Registrant's 1998 Form 10-K Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Title                              Date
         ---------                               -----                              ----
1.  Principal Executive Officer

   /s/ Richard E. Stoddard                President, Chief Executive              April 29, 1999
---------------------------------         Officer and Chairman of the
   Richard E. Stoddard                    Board


2.  Principal Financial and
    Accounting Officer

   /s/ James F. Verhey                    Executive Vice President                April 29, 1999
---------------------------------         Finance and Chief Finance
   James F. Verhey                        Officer


         Signature                  Title                     Date
         ---------                  -----                     ----

3. Directors

   /s/ Ronald E. Bitonti           Director               April 27, 1999
   -----------------------
   Ronald E. Bitonti


   /s/ Todd G. Cole                Director               April 27, 1999
   -------------------------
   Todd G. Cole


   /s/ Gerald A. Fawcett           Vice Chairman          April 27, 1999
   -------------------------
   Gerald A. Fawcett


   /s/ Gary E. Gibbons             Director               April 27, 1999
   -------------------------
   Gary E. Gibbons


   /s/ Reynold C. MacDonald        Director               April 27, 1999
   -------------------------
   Reynold C. MacDonald


   /s/ William J. Morgan           Director               April 27, 1999
   -------------------------
   William J. Morgan



   /s/ Charles E. Packard          Director               April 27, 1999
   -------------------------
   Charles E. Packard


   /s/ Thomas S. Rabone            Director               April 27, 1999
   -------------------------
   Thomas S. Rabone


   /s/ Lyle B. Stevenson           Director               April 27, 1999
   -------------------------
   Lyle B. Stevenson


   /s/ Marshall F. Wallach         Director               April 27, 1999
   -------------------------
   Marshall F. Wallach