Form 10-Q
period 1999-03-31
KAISER VENTURES INC
filed 1999-05-14
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1999              Commission File Number 0-18858


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

                                Yes [X]  No [_]

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes [X]  No [_]

On May 10, 1999, the Company had 10,699,354 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q

                                                                            PAGE
INTRODUCTION

  BUSINESS UPDATE.........................................................    1

PART I

  Item 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................    7

  Item 2.  FINANCIAL STATEMENTS...........................................   15

           CONSOLIDATED BALANCE SHEETS....................................   15

           CONSOLIDATED STATEMENTS OF OPERATIONS..........................   17

           CONSOLIDATED STATEMENTS OF CASH FLOWS..........................   18

           CONSOLIDATED STATEMENT OF CHANGES IN
            STOCKHOLDERS' EQUITY..........................................   19

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................   20

PART II

  Item 1.  LEGAL PROCEEDINGS..............................................   22

  Item 2.  CHANGES IN SECURITIES..........................................   22

  Item 3.  DEFAULTS UPON SENIOR SECURITIES................................   22

  Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..............   22

  Item 5.  OTHER INFORMATION..............................................   23

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................   23

SIGNATURES................................................................   24

                        AVAILABILITY OF PREVIOUS REPORTS

     The Company will furnish without charge, to each stockholder, upon written request of any such person, a copy of the Company's annual report on Form 10-K for the year ended December 31, 1998, as amended (the "10-K Report") as filed with the Securities Exchange and Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K Report that are not currently stockholders of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K Report should be directed to Vice President-Corporate Relations, at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764.

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


                             ADDITIONAL INFORMATION

  A reader of this Form 10-Q Report is strongly encouraged to read the entire report, together with the Company's 1998 Form 10-K Report, as amended, for background information and a complete understanding as to material developments concerning the Company.


                                  INTRODUCTION

BUSINESS UPDATE

General

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments in water resources, motorsports, property redevelopment and solid waste management. The Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) an 11.73 % interest in Penske Motorsports, Inc. ("PMI"), a publicly-traded professional motorsports company; (iii) approximately a 74% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (v) approximately 629 acres (gross) of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"), a portion of which is currently being developed as the Kaiser Commerce Center; and (vi) the 11,350 acre idle iron ore mine in the California desert (the "Eagle

                     KAISER VENTURES INC. AND SUBSIDIARIES

Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project.

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

  As a result of changed rates and a new rate structure implemented by MWD as of July 1, 1995, the Company and Cucamonga became involved in a rate dispute under the terms of the Cucamonga Lease. After a trial held in March 1998, the San Bernardino County Superior Court concluded that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. The terms of the Cucamonga Lease require the parties to negotiate, in good faith, a new substitute rate. If the parties are unable to agree on a substitute rate, the matter is resolved in a reference proceeding which is a private trial much like arbitration. There is no specified time period in which the new substitute rate must be established. Cucamonga and the Company have been engaged in sporadic negotiations but such negotiations have not, to date, resulted in a new substitute rate. In January 1999, the trial court again ruled against Cucamonga when it sought to alter the Superior Court's prior decision. As a result, the Superior Court ordered that, since the parties were at an impasse, the new substitute rate was to be resolved by a reference proceeding as required by the terms of the Cucamonga Lease. The parties are in the initial stages of the reference proceeding.

  In April 1999, the Inland Empire Utilities Agency (formerly known as the Chino Basin Metropolitan Water District) voted to increase its administrative charge from $5.00 to $7.50 per acre foot effective as of July 1, 1999. This $2.50 per acre foot increase will be reflected in the rate charged to Cucamonga. In addition, MWD announced that it will not increase its rates in 1999.

  Settlement negotiations are still ongoing with San Bernardino County regarding the litigation commenced by the Company's wholly owned subsidiary, Fontana Water Resources, Inc., with regard to water quality and quantity concerns arising from San Bernardino County's Mid-Valley Sanitary Landfill and its proposed expansion. However, there is no assurance that there will be a satisfactory settlement of the litigation.

Investment in Penske Motorsports, Inc.

  The Company owns 1,627,923 shares, or approximately 11.73 % of the common stock of PMI. The Company's ownership interest in PMI was acquired as a result of: (i) its contribution in November 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which the California Speedway ("TCS") has been built; and (ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December 1996. PMI is traded on the NASDAQ National Market under the symbol "SPWY". As discussed in more detail below, on May 10, 1999, PMI and International Speedway Corporation ("ISC") (NASDAQ:SPWY) announced that they have signed a definitive merger agreement whereby ISC will acquire PMI for consideration totaling $50.00 per share, which values the Company's interest in PMI at approximately $81 million.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  PMI is a leading promoter and marketer of professional motorsports in the United States as well as an owner and operator of speedway facilities. PMI currently owns: (i) Michigan International Speedway, Inc. which owns and operates the Michigan Speedway ("MIS"), in Brooklyn, Michigan; (ii) The California Speedway Corporation, which owns and operates TCS near Los Angeles, California; (iii) Pennsylvania International Raceway, Inc. which owns and operates the Nazareth Motor Speedway ("Nazareth") in Nazareth, Pennsylvania;
(iv) North Carolina Motor Speedway, Inc. which owns and operates the North Carolina Motor Speedway ("NCMS") in Rockingham, North Carolina; (v) a forty-five percent (45%) interest in Homestead-Miami, LLC, the operator of the Metro-Dade Homestead Motorsports Complex in Dade County, Florida; (vi) Motorsports International Corp. ("MIC"), a motorsports apparel and memorabilia company; and
(vii) Competition Tire West, Inc. and Competition Tire South, Inc., distributors of Goodyear racing tires in the mid-west and southern regions of the United States. PMI has also announced that it is contemplating the construction of a track in Denver, Colorado.

  For the first quarter of 1999, PMI announced gross revenues of $12.9 million and a net loss of $2.9 million or $0.21 per share. Due to the seasonal nature of racing, losses are anticipated in the first quarter of the year and profits in the second, third and fourth quarters. As a result, the Company's reported share of PMI's net income/loss will reflect the seasonal nature of PMI's business. The Company began accounting for its share of PMI's net income as of April 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company will cease accounting for PMI under the equity method of accounting effective April 1, 1999, due to the decision to sell the PMI stock owned by the Company, as discussed in more detail below.

  The following table sets forth the range of the low and high reported bid price of PMI's common stock for the first three months of 1999, as reported on the NASDAQ National Market(SM) System.

             1999:                        Low             High
                                          ---             ----
             First Quarter              $23.75           $35.25

  On May 11, 1998, the reported closing price of PMI's common stock was $48.875.

  On May 10, 1999, PMI and ISC announced that they entered into a definitive merger agreement. Under the terms of the merger agreement, ISC will acquire the 88% or 12.2 million outstanding common shares of PMI stock that it does not already own for $50.00 per share, subject to a collar provision. PMI stockholders will be able to elect to receive this consideration as either: (1) $15.00 in cash and $35.00 in Class A Common Stock of ISC; or (2) $50.00 of ISC Class A Common Stock.

  In accordance with the transaction's collar provision, if the weighted average price for ISC's Class A Common Stock calculated for the 20 consecutive trading days prior to closing is no higher than $53.44 or lower than $41.56, then ISC will issue the necessary number of its shares to provide $35.00 (plus $15.00 in cash) or $50.00, as applicable, of value for each share of PMI. Subject to the provisions of the merger, if the weighted average price is outside of this range, for those who choose cash and stock ISC would issue no less than 0.655 and no more than 0.824 ISC Class A shares (plus $15.00 in cash), and in the case of those who choose to receive entirely stock ISC would issue no less than 0.936 and no more than 1.203 ISC Class shares.

  The transaction has been approved by the Boards of Directors of both PMI and ISC and is subject to various conditions including: the shareholders of PMI agreeing to approve the merger; the shareholders of ISC agreeing to approve the issuance of ISC shares in the merger; the expiration or termination of the waiting period under the Hart-Scott-Rodino Act; and other customary conditions. Members of the Bill France Jr. family group holding a majority interest in ISC have agreed to vote in favor of the share

                     KAISER VENTURES INC. AND SUBSIDIARIES

issuance. PSH Corp., a joint venture 80% owned by entities affiliated with Roger Penske and 20% by ISC, has agreed to vote its shares of PMI stock in favor of the merger. PSH Corp. owns approximately 56% of PMI.

  The Company will also vote its shares in favor of the merger. The proposed transaction values the Company's 1,627,923 shares of PMI at approximately $81 million. Under the cash and stock election, Kaiser would receive approximately $24 million in cash and approximately $57 million in ISC common stock. The Company will retain the option to take all stock. Assuming the merger is consummated, a closing on the transaction is currently anticipated to occur in the third quarter of 1999.

The Mill Site Property

  Redevelopment Activities and Approvals. The Company continuities to undertake various activities to redevelop portions of the Mill Site Property. Depending upon the final redevelopment plan and after taking into account slope loss, rail road easements, the San Sevaine flood control channel, proposed streets and highway improvements, the sewer treatment facility, and other similar items, the Company anticipates having approximately 500 useable acres available for development. Following is a summary of the progress of the Company's redevelopment plans.

  In April 1997, the Company filed an application for a Specific Plan with San Bernardino County for all of the Mill Site Property except for: (i) approximately 26 acres within the City of Rancho Cucamonga; (ii) approximately 135 acres constituting the East Slag Pile property; (iii) the remaining NAPA Lots of approximately 15 acres (already permitted); and (iv) the balance of the Mill Site reserved for possible expansion of the West Valley MRF, approximately 5 acres (already permitted). The property being entitled and permitted, which totals approximately 448 acres (net), is referred to as the "Kaiser Commerce Center." The Specific Plan application identified a wide variety of potential uses for the Kaiser Commerce Center. Potential uses include a rail-served distribution and commercial park, a multi-modal rail-truck distribution center, warehousing, a commercial truck stop, as well as other commercial and recreational uses. In furtherance of the entitlement process, an environmental impact report ("EIR") was prepared and circulated in accordance with the requirements of the California Environmental Quality Act.

  The San Bernardino County entitlement process for the Kaiser Commerce Center was completed on April 13, 1999, when the San Bernardino County Board of Supervisors unanimously approved the Kaiser Commerce Center project, its EIR, the Specific Plan and other land use documents. The San Bernardino County Planning Commission also previously unanimously approved the Kaiser Commerce Center after two hearings. This approval is a significant step in the development of the Kaiser Commerce Center.

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

  Subsequent to the approval of the Kaiser Commerce Center project by San Bernardino County, San Bernardino County and the California Transportation Department received a letter from the U. S. Fish and Wildlife Service ("USF&W"). In summary, the letter expressed concerns that the freeway improvements and the Kaiser Commerce Center may have indirect impacts on two federally endangered species, the San Bernardino kangaroo rat and the Delphi sands flower-loving fly. In response to a previous letter, the Company had already surveyed both the Kaiser Commerce Center and the location of the proposed freeway improvements and found no suitable habitat for either species. However, with

                     KAISER VENTURES INC. AND SUBSIDIARIES

regard to the San Bernardino Kangaroo Rat, there may be habitat on the property adjoining the site owned by others. The Company has begun meeting with appropriate officials to determine what steps, if any, need to be taken with regard to the USF&W's concerns. It is possible that the USF&W's concerns could delay final approval of the Etiwanda and I-10 Freeway improvements by state and federal officials.

  As noted in previous reports, significant capital funds will be required to implement the infrastructure and access improvements. Pursuant to the approvals granted by San Bernardino County, construction of infrastructure and access improvements must be completed prior to occupancy of the Kaiser Commerce Center. The Company currently estimates the total on-site and off-site improvements will cost approximately $43 million. Consistent with the Company's overall development strategy, the Company intends to minimize its capital investments for these improvements by: (a) seeking public or private financing sources; (b) land sales; (c) structuring joint ventures and leases; or (d) contributing portions of the land for an ownership interest in operating companies seeking to develop the land. Congress has already allocated approximately $1.5 million in the Federal highway and transportation funds toward the costs of the planned improvements to the Etiwanda and I-10 Freeway interchange. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

  Sales Efforts and Tentative Sales. As a result of the approval of the Kaiser Commerce Center project by San Bernardino County, a great deal of interest has been generated regarding the purchase of property within the project area, as well as the Company's remaining NAPA Lots. In addition, the Company is concentrating on the evaluation of its real estate opportunities and possible development plans.

  In late April 1999, the Company accepted a non-binding proposal to sell one of the NAPA Lots of 5.2 acres for $4.90 per square foot. This sale, if ultimately consummated, would be for a total cash purchase price of approximately $1,109,908, subject to normal closing adjustments. This proposal is subject to the preparation and execution of a definitive purchase agreement. It is currently anticipated that this sale, if it proceeds, will be consummated in the third quarter of 1999.

  In May 1999, the Company accepted a non-binding proposal to sell a portion of another NAPA Lot for $5.00 per square foot. This parcel will be for approximately 7.8 acres for a total cash purchase price of approximately $1,698,840. This proposal, like the other NAPA Lot proposal, is subject to the preparation and execution of a definitive purchase agreement. It is currently anticipated that this sale, if it proceeds, will be consummated late in the third quarter of 1999.

  Environmental. During the first quarter of 1999 the Company continued its environmental remediation activities. Of particular significance, in March 1999, the California Department of Toxic Substances Control ("DTSC") confirmed the Company's belief that no known environmental remediation is required for the West Slag Pile. The West Slag Pile, an approximately 150 acre parcel, is a part of the Kaiser Commerce Center. In keeping with standard practice, the Company will be required to prepare a contingency plan to address impacted soil if any should exist and be found during grading of the site.

  The Company also continued in its efforts to determine if there are appropriate mechanisms by which substantially all the environmental risks associated with the Mill Site Property can be fixed or minimized. For example, it appears that environmental insurance products may be available that will fix and substantially minimize the environmental risks associated with the Mill Site Property. The Company is continuing to explore such environmental insurance products as well as other mechanisms to address environmental risks.

MTC Lease Extension

  Effective February 1, 1999, the Company amended its lease with Management Training Corporation. The lease was extended through June 30, 2001. The amendment also increased the monthly rent to

                     KAISER VENTURES INC. AND SUBSIDIARIES

approximately $63,580 per month. The monthly rent will continue to be adjusted annually by the annual increase in the Consumer Price Index.

Waste Management

West Valley Materials Recovery Facility

  The Company, through a wholly-owned subsidiary, and Burrtec Waste Industries, Inc., also through a wholly-owned subsidiary, each own a fifty percent (50%) interest in West Valley MRF, LLC, a limited liability company that owns the West Valley MRF. Phase 1 of the West Valley MRF includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services. The West Valley MRF currently receives and processes approximately up to approximately 2,000 tons per day of non-hazardous commercial and municipal solid waste. Waste is primarily received from jurisdictions in which Burrtec affiliated companies have hauling contracts, and from the cities of Ontario. In late 1998, West Valley MRF, LLC entered into a contract with USA Waste to process substantially all of the municipal solid waste generated in Ontario. In addition, West Valley MRF entered into subsequent agreements with USA Waste in the first quarter of 1999 to provide additional transfer and other services for the benefit of USA Waste.

  Given the current volumes of waste being handled by the West Valley MRF, construction of Phase 2 of the West Valley MRF is being considered. Phase 2 would expand the processing capacity of the West Valley MRF from approximately 2,000 tons per day to approximately 3,5000 tons per day. The estimated cost of the expansion is currently approximately $5.2 million. A final decision on the expansion will not be made until later in 1999.

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

  EIR Litigation and Appeal. After the September 1997 approval of the new environmental impact report for the Landfill Project, (the "Project EIR"), the litigation with respect to the Project EIR resumed. In February 1998, Judge Judith McConnell of the San Diego County Superior Court issued her final ruling with respect to the litigation before her on the new Project EIR. Judge McConnell in her final ruling found that the new Project EIR remained inadequate in evaluating the Landfill Project's impacts in two general areas: (i) the threatened desert tortoise; and (ii) impacts to Joshua Tree National Park. Details of Judge McConnell's ruling are contained in previous reports. MRC, the Company and Riverside County appealed the Superior Court's decision.

  On May 7, 1999, the Court of Appeal announced its decision to completely reverse the San Diego Superior Court's prior adverse decision. The Court of Appeal's decision in effect certified the Project EIR and reinstated Riverside County's approval of the Landfill Project. The Court of Appeal, in a 39-page opinion, concluded that there was substantial evidence to support the decision of the Riverside County Board of Supervisors to approve the Landfill Project in September 1997, and that the San Diego

                     KAISER VENTURES INC. AND SUBSIDIARIES

Superior Court had improperly substituted its judgment in concluding that the Project EIR was defective. The Court of Appeal concluded that there had been adequate study of the potential impacts on the desert tortoise and on Joshua Tree National Park. MRC will resume seeking the technical permits for the Landfill Project. Landfill opponents have stated that they intend to appeal the decision to the California Supreme Court.

  Federal Land Exchange. In January 1999, an appeal was filed with the Interior Board of Land Appeals ("IBLA") with regard to United States Bureau of Land Management's ("BLM") decision to deny all protests to the proposed Federal land exchange with the Company. By way of background, the Company plans to transfer to the BLM approximately 2,800 acres of Kaiser-owned property along its railroad right-of-way, which has been identified as prime desert tortoise habitat, in exchange for fee ownership of approximately 3,500 acres of land within the Landfill Project area. In September 1997, the BLM approved the proposed land exchange. A number of protests to the land exchange were received, which protests were denied by the BLM in December 1998. As anticipated, in January 1999 the same two opponents in the EIR litigation discussed above filed an appeal of the BLM's decision to proceed with the land exchange. The Company, MRC, and the BLM have filed their respective answers to the appeal. The IBLA has granted expedited consideration of this appeal. The Company currently estimates that the IBLA will announce its decision during the third or fourth quarter of 1999.

  Risks. As is discussed in more detail in the Company's 1998 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project which must be overcome to achieve the financing, permitting, construction, opening and operation of the Landfill Project. There have been and will continue to be opponents to the Landfill Project. Given the legal challenges that have occurred to date and the controversies that generally surround landfill projects, future legal challenges are likely. There is no guarantee that the Landfill Project will be successfully permitted and ultimately operational.


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

                     KAISER VENTURES INC. AND SUBSIDIARIES

 As discussed in the "Introduction - Business Update - Investment in Penske Motorsports, Inc." section and in Note 5 to the Financial Statements, on May 10, 1999, PMI and International Speedway Corporation ("ISC") announced that they entered into a definitive merger agreement. Under the terms of the agreement, ISC will acquire the 88% or 12.2 million outstanding common shares of PMI stock that it does not already own for $50.00 per share subject to a collar provision. PMI shareholders will be able to elect to receive this consideration as either:
(1) $15.00 in cash and $35.00 in Class A Common Stock of ISC; or (2) $50.00 of ISC Class A Common Stock.

  In anticipation of this merger, the Company, commencing April 1, 1999, will start accounting for its investment in PMI in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FASB 115). Under FASB 115 the Company's share of PMI will be classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate adjustment to shareholders' equity.

Primary Revenue Sources

Ongoing Operations

  The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga. Property redevelopment revenues primarily reflect revenues from long-term redevelopment activities at the Mill Site Property, including water and waste water treatment revenues; housing rental income, aggregate and rock sales, and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflect Kaiser's share of income related to those equity investments (i.e., PMI) and joint ventures (i.e., West Valley MRF) which the Company accounts for under the equity method.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

Results of Operations

Analysis of Results for the Quarters Ended March 31, 1999 and 1998

  An analysis of the significant components of the Company's resource revenues for the quarters ended March 31, 1999 and 1998 follows:


                                       1999          1998        % Inc. (Dec)
                                       ----          ----        -----------
Ongoing Operations
 Water resource...............      $1,180,000    $1,169,000           1%
 Property redevelopment.......         356,000       345,000           3%
 Loss from equity method
 investments..................        (329,000)     (148,000)      (122%)
                                    ----------    ----------       -----
   Total ongoing operations...       1,207,000     1,366,000        (12%)
                                    ----------    ----------       -----
Interim Activities
 Lease, service and other.....          67,000       307,000        (78%)
                                    ----------    ----------       -----
  Total resource revenues.....      $1,274,000    $1,673,000        (24%)
                                    ==========    ==========       =====
Revenues as a Percentage
of Total Resource Revenues:
 Ongoing operations...........              95%           82%
 Interim activities...........               5%           18%
                                    ----------    ----------

   Total resource revenues....             100%          100%
                                    ==========    ==========

  Resource Revenues. Total resource revenues for the first quarter of 1999 were $1,274,000, compared to $1,673,000 for 1998. Revenues from ongoing operations decreased 12% during the quarter to $1,207,000 from $1,366,000 in 1998, and revenues from interim activities decreased 78% to $67,000 from $307,000 in 1998. Revenues from ongoing operations as a percentage of total revenues increased to 95% in 1999 from 82% in 1998.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,180,000 during the first quarter of 1999 compared to $1,169,000 for 1998. The 1% increase in water revenues during the quarter reflects an increase, as of July 1, 1998, in the effective non-interruptible untreated water rate being paid by Cucamonga to $354.00 from $351.75 per acre foot. As previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of March 31, 1999 is approximately $2,043,000. In addition, MWD has stated that it may further refine its rate structure in the future.

  Property redevelopment revenues were $356,000 for 1999 compared to $345,000 for 1998. The 3% increase from 1998 is a result of the 5% lease increase included in the 2 1/2 year lease extension with Management Training Corporation ($11,000).

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Loss from equity method investments increased to a loss of $329,000 for the first quarter of 1999 compared to a loss of $148,000 for 1998. The increase of $181,000 reflects an increase in the reported first quarter net loss of PMI ($151,000), and a decrease in equity income from the WVMRF ($30,000).

  Interim Activities. Revenues from interim activities for the first quarter of 1999 were $67,000 compared to $307,000 for 1998. The 78% decrease in revenues from interim activities in 1999 is primarily attributable to lower revenues from tenant rental and services and from scrap and metallic sales at the Mill Site due to continued re-development activities ($236,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the first quarter of 1999 decreased to $615,000 from $1,035,000 in 1998. Operations and maintenance costs for 1999 were $218,000 compared to $334,000 for 1998. The 35% decrease in 1999 operations and maintenance costs was primarily due to lower maintenance and supplies costs for buildings and equipment at the Mill Site ($116,000). Administrative support expenses for the first quarter of 1999 decreased 44% to $397,000 from $701,000 for 1998. This decrease was primarily due to a decrease in outside legal costs associated with the CCWD lease rate dispute ($175,000), the reduction of certain reserves for bad debt ($112,000), and lower outside service expenses at the Mill Site ($118,000) being partially offset by restructuring charges relating to planned layoffs at the Mill Site ($100,000) and higher depreciation expense relating to the sewer plant improvements ($9,000) at the Mill Site.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first quarter of 1999 decreased 13% to $882,000 from $1,008,000 for 1998. The decrease is primarily due to lower payroll and related expenses ($51,000) and lower professional and outside consulting expenses ($76,000).

  Net Interest Expense. Net interest expense for the first quarter of 1999 was $319,000 compared to $216,000 in 1998. The increase was due primarily to: (a) an increase in interest expense ($62,000) associated with the $4,750,000 in additional long term debt ($9,750,000 in additional borrowings under the Union Bank of California ("Union Bank") credit facility less the payoff of the Lusk debt $5,000,000); (b) an increase in the amortization of deferred loan fees ($24,000); and (c) lower interest income ($18,000).

  Pre-Tax Loss and Income Tax Provision. The Company recorded a loss before income tax provision of $542,000 for the first quarter of 1999, an 8% decrease from the $586,000 loss recorded in 1998. An income tax benefit of $215,000 was recorded in the first quarter of 1999 as compared with a $247,000 tax benefit in 1998.

  Net Loss. For first quarter of 1999, the Company reported a net loss of $327,000, or $.03 per share, a 4% improvement from the net loss of $339,000, or $.03 per share, reported for 1998.

                         Section 2:  Financial Position

  Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $613,000 to $2,796,000 at March 31, 1999 from $3,409,000 at December 31, 1998. Included in cash and cash equivalents is $2,428,000 and $2,545,000 held solely for the benefit of MRC at March 31, 1999 and December 31, 1998, respectively. The decrease in cash and cash equivalents is primarily due to $692,000 in capital expenditures and $577,000 in environmental remediation costs being partially offset by equity funding by the MRC minority partners ($393,000), the issuance of common stock relating to the exercise of stock options ($128,000) and cash provided by operations ($110,000).

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Working Capital. During the first quarter of 1999, current assets decreased $876,000 to $4,972,000 while current liabilities increased $593,000 to $8,928,000. The decrease in current assets resulted primarily from the $613,000 decrease in cash and cash equivalents and a $263,000 decline in net accounts receivable. The increase in current liabilities resulted primarily from an increase in liabilities associated with the permitting of Eagle Mountain landfill and environmental remediation at the Mill Site. Included in current liabilities as of March 31, 1999 is $906,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first quarter of 1999 by $1,469,000 to a negative $3,956,000 at March 31, 1999.

  Real Estate. Real Estate increased $159,000 during 1999 due to continuing redevelopment of the Mill Site properties.

  Investments. There was a $329,000 decrease in the Company's investments in PMI during the first quarter of 1999 due to the Company's recording of its equity share of PMI's 1999 first quarter loss ($329,000).

  Other Assets. The increase in other assets ($954,000) is primarily related to: (a) capitalized landfill permitting and development costs incurred by MRC ($834,000); (b) recording of the deferred tax benefit resulting from the first quarter loss ($222,000); and (c) capital improvements at Eagle Mountain ($60,000). These increases were partially offset by an increase in accumulated depreciation as of March 31, 1999 ($105,000).

  Environmental Remediation. The Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $18 million and $28 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected. In order to provide better information regarding these future remediation and other environmental costs, the Company elected, in 1996, to restate its balance sheets to show as a separate liability rather than, as previously, an offset to land, the amount of future environmental related costs reflected in its financial statements. The restatement reflects the original $34.7 million remediation adjustment to land; the $6.6 million groundwater remediation reserve recorded in 1988 when the Company emerged from bankruptcy as the reorganized successor of KSC; and the net $12.5 million in environmental insurance litigation settlement proceeds received in 1995 being offset by approximately $26.3 million in remediation and other environmental costs expended through March 31, 1999. The Company's decision to restate its balance sheet was based upon, among other things, the more extensive investigation and remediation activities that have been pursued over the past several years and the Company's ability to better estimate the probable range of future remediation and other environmental costs.

  As of March 31, 1999, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet were approximately $27.5 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $28.3 million as of December 31, 1998. The decrease is a result of approximately $800,000 in remediation and other environmental costs incurred in the first quarter of 1999 on the Mill Site property.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

additional areas of contamination may not be identified. Accordingly, future facts and circumstances could cause these estimates to change significantly.

  Long-term Debt. Of March 31, 1999, the Company had $13,750,000 in long-term debt, solely comprised of borrowings under the Company's $30,000,000 revolving-to-term credit facility with Union Bank.

  Long-term Liabilities. The $940,000 decrease in other long-term liabilities is primarily due to the reduction of the environmental remediation liability as a result of $742,000 in environmental remediation undertaken during the first quarter of 1999 and a decrease of $198,000 in other long term liabilities.

  Minority Interest and Other Liabilities. As of March 31, 1999, the Company has recorded $4,168,000 of minority interest relating to the approximately 26% ownership interest in MRC the Company does not own.

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

  On-Going Operations. As noted above, the Company's revenues from ongoing operations are generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year take-or-pay lease with Cucamonga, the 11.75% equity ownership in PMI and the 50% equity ownership of the West Valley MRF, are essentially complete and the Company is recognizing significant revenues and income from these investments. The Company expects revenues from these projects and investments to increase moderately over time as certain key economic factors impacting these projects and investments increase. In addition, the Company continues to evaluate these completed projects and investments in light of how to best provide maximum realizable value to its shareholders.

  In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (now called Inland Empire Utilities Agency (the "Lease Rate") upon which the lease payments are calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of nearly 8.6% per year during the past 25 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at less than 5.0% per year for the next 2-4 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. In March 1998, the San Bernardino Superior Court ruled that the Lease Rate had been discontinued as of July 1, 1995. Thus, the parties are required to negotiate in good faith a substitute Lease Rate. To date, the parties have been unable to negotiate a substitute Lease Rate; consequently, the matter is being submitted to a reference process, which is a private trial much like arbitration.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  In regard to the Company's 11.73% investment in PMI, management anticipates that the Company's interest in PMI will be acquired by ISC sometime in the third quarter of 1999 pursuant to the terms of the proposed merger agreement between PMI and ISC. The proposed transaction at $50.00 per share of consideration values the Company's interest in PMI at approximately $81 million. Under the cash stock election, the Company would receive approximately $24 million in cash and approximately $57 million in ISC common stock. The Company has not, to date, made a decision as to whether to take the cash and stock election or all ISC stock. The Company will no longer be utilizing the equity method of accounting for its investment in PMI commencing April 1, 1999.

  In regard to the WVMRF, the most significant factors affecting the Company's future equity income from the WVMRF will be the securing of additional resources of municipal waste for processing and disposal. At the beginning of 1999, the facility was operating at full capacity and had begun to explore the potential of expanding the processing capabilities of the facility under its existing permits. A Phase 2 expansion of the WVMRF would cost approximately $8.2 million and would increase processing capacity to 3,000 tons per day.

  The Company is also spending a significant amount of capital in the continued development of its two other major project and investment opportunities: the redevelopment of approximately 496 acres (gross) of the Company's Mill Site Property and the re-permitting of the Eagle Mountain Landfill by MRC, the Company's 74% owned subsidiary. If it is successful in completing the development of these two projects as planned, the Company expects to generate significant future revenues and net income from them. However, as is noted in the 1998 Form 10-K Report and elsewhere in this Report, there are numerous risks associated with the redevelopment of the remaining Mill Site Property and completing the re-permitting of the Landfill Project that could materially impact the Company's future revenues and net income from these projects.

  In regard to the redevelopment of approximately 448 acres (gross) of the Mill Site Property, the Company is currently seeking the final approvals necessary for the development of a variety of possible commercial, industrial and recreational uses. The Company received approval, from San Bernardino County, of its EIR for the project in April 1999, and is seeking the approval of the California Department of Transportation ("CalTrans") for improvements to the existing freeway access to the site. In support of these efforts, the Company expects to spend, in 1999, up to approximately $3.8 million for required environmental remediation and approximately $2.1 million for real estate entitlement and improvement expenditures. The $3.8 million to be spent in 1999 for required environmental remediation is a component of the $18-28 million estimate to complete all remaining required remediation for the Mill Site Property. In addition, substantial capital expenditures beyond the $2.1 million projected for 1999 will be required to complete the necessary on-site and off-site improvements for the redevelopment of remaining Mill Site Property.

  Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company has, to date, continued to make investments in MRC. Through a series of private placements with existing MRC shareholders, from July 1995 through March 31, 1999, a total of $14.9 million has been raised by MRC, with Kaiser contributing approximately $11 million of that amount. The Company has also approved advances to MRC totaling $1.2 million for 1999, which together with the minority shareholders advances, will fund MRC through September 30, 1999.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) amounts available under its $30,000,000 revolving-to-term credit facility (less $4,850,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue to fund the

                     KAISER VENTURES INC. AND SUBSIDIARIES

development of its long-term projects and investments. As was discussed in more detail above, the Company expects to commit, in 1999, a total of approximately $8.4 million for capital projects and investments. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, partnerships, joint venture arrangements, additional equity or the sales or monetization of assets.

  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at March 31, 1999, are estimated to be approximately $114 million for federal purposes and $3.4 million for California purposes. The federal NOLs expire in varying amounts over a period from year 2000 to 2014 while the California NOLs expire from 2000 through 2004.

  If, within a three-year period, 50% or more of the stock of the Company changes ownership, the future annual use of NOLs may be limited. The annual limitation would be calculated as the product of: (i) the highest long-term tax-exempt rate for a designated period prior to the ownership change; and (ii) the market value of the Company at such time.



                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                     March 31,     December 31,
                                                       1999            1998
                                                    -----------    ------------
                                                    (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents....................... $  2,796,000   $  3,409,000
   Accounts receivable and other, net of allowance
    for doubtful accounts of $254,000 and $303,000,
    respectively...................................    2,076,000      2,339,000
   Note receivable.................................      100,000        100,000
                                                    ------------   ------------
                                                       4,972,000      5,848,000
                                                    ------------   ------------

Investment in common stock of Penske Motorsports,
 Inc...............................................   45,455,000     45,784,000
                                                    ------------   ------------
Investment in Fontana Union Water Company..........   16,108,000     16,108,000
                                                    ------------   ------------
Investment in West Valley MRF......................    2,549,000      2,549,000
                                                    ------------   ------------
Real Estate
   Land and improvements...........................   15,621,000     15,621,000
   Real estate in development......................   40,766,000     40,607,000
                                                    ------------   ------------
                                                      56,387,000     56,228,000
                                                    ------------   ------------
Other Assets
   Note Receivable.................................      689,000        714,000
   Landfill permitting and development.............   13,475,000     12,641,000
   Buildings and equipment (net)...................    2,904,000      2,949,000
   Other assets....................................      311,000        121,000
                                                    ------------   ------------
                                                      17,379,000     16,425,000
                                                    ------------   ------------
Total Assets....................................... $142,850,000   $142,942,000
                                                    ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                March 31,       December 31,
                                                  1999              1998
                                                  ----              ----
                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable.......................     $  1,303,000     $    708,000
   Accrued liabilities....................        3,820,000        3,822,000
   Environmental remediation..............        3,805,000        3,805,000
                                               ------------     ------------
                                                  8,928,000        8,335,000
                                               ------------     ------------
Long-term Liabilities
   Deferred gain on sale of real estate...          656,000          656,000
   Accrued liabilities....................        1,576,000        1,774,000
   Deferred tax liabilities...............        2,349,000        2,349,000
   Long-term debt.........................       13,750,000       13,750,000
   Environmental remediation..............       23,723,000       24,465,000
                                               ------------     ------------
                                                 42,054,000       42,994,000
                                               ------------     ------------
Total Liabilities.........................       50,982,000       51,329,000
                                               ------------     ------------
Minority Interest.........................        4,168,000        3,775,000
                                               ------------     ------------
Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per
    share, authorized 13,333,333 shares;
    issued and outstanding 10,699,354
    and 10,685,257 respectively...........          321,000          321,000
   Capital in excess of par value.........       74,930,000       74,741,000
   Retained earnings since November 15,
    1988..................................       12,449,000       12,776,000
                                               ------------     ------------
Total Stockholders' Equity................       87,700,000       87,838,000
                                               ------------     ------------
Total Liabilities and Stockholders'
 Equity...................................     $142,850,000     $142,942,000
                                               ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the Three Months Ended March 31
                                  (Unaudited)


                                              1999                  1998
                                              ----                  ----
Resource Revenues
Ongoing Operations
  Water resource........................  $ 1,180,000          $ 1,169,000
  Property redevelopment................      356,000              345,000
  Loss from equity method investments...     (329,000)            (148,000)
                                          -----------          -----------
     Total ongoing operations...........    1,207,000            1,366,000
                                          -----------          -----------
 Interim Activities
  Lease, service and other..............       67,000              307,000
                                          -----------          -----------
     Total resource revenues............    1,274,000            1,673,000
                                          -----------          -----------
Resource Operating Costs
 Operations and maintenance.............      218,000              334,000
 Administrative support expenses........      397,000              701,000
                                          -----------          -----------
     Total resource operating costs.....      615,000            1,035,000
                                          -----------          -----------
Income from Resources...................      659,000              638,000
 Corporate general and
  administrative expenses...............      882,000            1,008,000
                                          -----------          -----------
Loss from Operations....................     (223,000)            (370,000)
 Net interest expense...................      319,000              216,000
                                          -----------          -----------
Loss before Income Tax Provision........     (542,000)            (586,000)
 Income tax provision
  Currently payable.....................        7,000                7,000
  Deferred tax benefit..................     (222,000)            (254,000)
                                          -----------          -----------
Net Loss................................  $  (327,000)         $  (339,000)
                                          ===========          ===========
Basic Loss Per Share....................  $      (.03)         $      (.03)
                                          ===========          ===========
Diluted Loss Per Share..................  $      (.03)         $      (.03)
                                          ===========          ===========
Basic Weighted Average Number
 of Shares Outstanding..................   10,695,000           10,610,000
Diluted Weighted Average Number
 of Shares Outstanding..................   10,808,000           10,785,000

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the Three Months Ended March 31
                                  (Unaudited)

                                                1999                 1998
                                                ----                 ----
Cash Flows from Operating Activities
 Net loss.................................  $ (327,000)         $  (339,000)
 Loss from equity method investments......     329,000              148,000
 Deferred tax (benefit) expense...........    (222,000)            (254,000)
 Depreciation and amortization............     135,000              113,000
 Allowance for doubtful accounts..........     (49,000)              (6,000)
 Changes in assets:
   Receivables and other..................     312,000              179,000
 Changes in liabilities:
   Current liabilities....................     130,000               16,000
   Long-term accrued liabilities..........    (198,000)              62,000
                                            ----------          -----------
 Net cash flows from operating activities.     110,000              (81,000)
                                            ----------          -----------
Cash Flows from Investing Activities
 Minority interest and other liabilities..     393,000               36,000
 Note receivable collections..............      25,000              178,000
 Capital expenditures.....................    (692,000)          (1,595,000)
 Environmental remediation expenditures...    (577,000)            (330,000)
                                            ----------          -----------
 Net cash flows from investing activities.    (851,000)          (1,711,000)
                                            ----------          -----------
Cash Flows from Financing Activities
 Issuance of common stock.................     128,000               18,000
 Principal payments on note payable.......          --              (60,000)
 Payment of loan fees.....................          --              (25,000)
                                            ----------          -----------
 Net cash flows from financing activities.     128,000              (67,000)
                                            ----------          -----------
Net Changes in Cash and Cash Equivalents..    (613,000)          (1,859,000)
Cash and Cash Equivalents at Beginning
 of Year..................................   3,409,000            4,330,000
                                            ----------          -----------
Cash and Cash Equivalents at End of
 Quarter..................................  $2,796,000          $ 2,471,000
                                            ==========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   for the Three Months Ended March 31, 1999
                                  (Unaudited)


                                               Common Stock                Capital In
                                        ---------------------------        Excess of          Retained
                                          Shares            Amount         Par Value          Earnings              Total
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1998....        10,685,257         $321,000       $74,741,000        $12,776,000          $87,838,000
   Issuance of shares of
       Common stock.............            14,097               --           189,000                 --              189,000
   Net Income...................                --               --                --           (327,000)            (327,000)
                                        ----------         --------       -----------        -----------          -----------
Balance at March 31, 1999               10,699,354         $321,000       $74,930,000        $12,449,000          $87,700,000
                                        ==========         ========       ===========        ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  BASIS OF PRESENTATION

  The unaudited, consolidated financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at March 31, 1999, and results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.


Note 2.  CUCAMONGA LEASE

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. In 1996, the Company instituted litigation against Cucamonga due to a dispute concerning the amount payable to the Company pursuant to the terms of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995, or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March 1998. The Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to negotiate in good faith a new substitute MWD rate. To date, the parties have been unable to negotiate a substitute Lease Rate; consequently, the matter is being submitted to a reference process, which is a private trial much like arbitration. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of March 31, 1999 is approximately $2,043,000.


Note 3.  SUPPLEMENTAL CASH FLOW INFORMATION

  During the three months ended March 31, 1999 and 1998 the Company issued $61,000 and $142,000 of common stock, respectively, for the payment of bonuses.


Note 4.  COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

  The Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between

                     KAISER VENTURES INC. AND SUBSIDIARIES

approximately $18 million and $28 million, depending upon which approved remediation alternatives are eventually selected.

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


Note 5.  SUBSEQUENT EVENT

  On May 10, 1999, PMI and International Speedway Corporation ("ISC") announced that they entered into a definitive merger agreement. Under the terms of the agreement ISC will acquire the 88% or 12.2 million outstanding common shares of PMI stock that it does not already own for $50.00 per share subject to a collar provision. PMI shareholders will be able to elect to receive this consideration as either: (1) $15.00 in cash and $35.00 in Class A Common Stock of ISC; or (2) $50.00 of ISC Class A Common Stock.

  The Company will vote its share in favor of the transaction, which is expected to close during the third quarter. At $50.00 per share, the Company's 1,627,923 shares would be valued at approximately $81 million.

  In anticipation of this merger, the Company, commencing April 1, 1999, will start accounting for its investment in PMI in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FASB 115). Under FASB 115 the Company's share of PMI will be classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                    PART II


Item 1.  LEGAL PROCEEDINGS

  As discussed in the Company's Form 10-K Report for 1998, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding in the first quarter of 1999 except as noted below:

  Eagle Mountain Landfill Project Litigation. On May 7, 1999, a unanimous three-judge panel of the California Court of Appeal, 4th Appellate District, Division 1, completely overturned a prior adverse decision of the San Diego Superior Court on the Landfill Project's environmental impact report. The Court of Appeal's decision in effect certified the environmental impact report and reinstated Riverside County's approval of the Landfill Project.

  An appeal was also filed in January 1999 by Landfill Project opponents to the Federal land exchange approved by the BLM. This appeal is before the Interior Board of Land Appeals which agreed to hear the case on an expedited basis. It is currently anticipated that a decision in the appeal will be announced in the third or fourth quarter of 1999.

  For additional information on the Landfill Project litigation, see "Introduction -- Business Update -- Waste Management -- Eagle Mountain" of this 10-Q Report, as well as the Company's 1998 10-K Report.

  Settlements. Two litigation matters previously reported, Johnson Machinery and Ranger Insurance, settled in the first quarter of 1999. Settlement of these two matters did not have a material adverse impact on the Company's financial statements.


Item 2.  CHANGES IN SECURITIES

         None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Item 5.  OTHER INFORMATION

         A.  See the "Introduction" section of this Form 10-Q Report.

         B. During the first quarter, the Company's Special Committee continued its work, assisted by Merrill Lynch and other advisors, in evaluating strategic alternatives for the Company and its assets. As a result of the Special Committee's work, the Board recently created a committee of the independent outside members of the Board to review and evaluate certain possible strategic alternatives.


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

                                         KAISER VENTURES INC.



Dated:  May 14, 1999                      /s/ James F. Verhey
                                         ---------------------------
                                         James F. Verhey
                                         Principal Financial Officer