Form 10-Q
period 1999-06-30
KAISER VENTURES INC
filed 1999-08-13
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1999           Commission File Number 0-18858



                             KAISER VENTURES INC.
                             --------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                              94-0594733
          --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                   3633 East Inland Empire Blvd., Suite 850
                          Ontario, California 91764
                          -------------------------
             (Address of principal executive offices and zip code)


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

                              Yes    X      No  ________
                                  -------

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes    X      No  ________
                                  -------

On August 6, 1999, the Company had 10,699,354 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q

                                                                                               PAGE
INTRODUCTION

     BUSINESS UPDATE.......................................................................      1

PART I

     Item 1.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               Condition and Results of Operations.........................................      7

     Item 2.   FINANCIAL STATEMENTS........................................................     16

               CONSOLIDATED BALANCE SHEETS.................................................     16

               CONSOLIDATED STATEMENTS OF OPERATIONS.......................................     18

               CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................     19

               CONSOLIDATED STATEMENT OF CHANGES IN
               STOCKHOLDERS' EQUITY........................................................     20

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................     21

PART II

     Item 1.   LEGAL PROCEEDINGS...........................................................     23

     Item 2.   CHANGES IN SECURITIES.......................................................     23

     Item 3.   DEFAULTS UPON SENIOR SECURITIES.............................................     23

     Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS...........................     23

     Item 5.   OTHER INFORMATION...........................................................     23

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K............................................     24

SIGNATURES.................................................................................     25

                       AVAILABILITY OF PREVIOUS REPORTS
                       --------------------------------

     The Company will furnish without charge, to each stockholder, upon written request of any such person, a copy of the Company's annual report on Form 10-K for the year ended December 31, 1998, as amended (the "10-K Report") as filed with the Securities Exchange and Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K Report that are not currently stockholders of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K Report should be directed to Vice President-Finance, at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764.

     The reader is encouraged to read this Form 10-Q Report in conjunction with the first quarter 10-Q Report for 1999 and 10-K Report for 1998, as amended, since the information contained herein is often an update of the information in such reports.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                          FORWARD-LOOKING STATEMENTS

     Except for the historical statements and discussions contained herein, statements contained in this 10-Q Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K, Annual Report to Stockholders, 10-Q or 8-K Report of the Company may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. For example, actual results could materially differ from those projected as a result of factors such as, but not limited to, general economic conditions in the United States and Southern California; the impact of any year 2000 problems on a regional or national basis; a material adverse change in the value of the Class A common stock of International Speedway Corporation; the impact of federal, state, and local laws and regulations on the Company's development activities; the impact of weather on the Company's construction related activities; the discovery of unanticipated environmental conditions on any of the Company's properties; the failure of the bankruptcy discharge granted to the Company to address claims and litigation that relate to the pre-bankruptcy activities of Kaiser Steel Corporation; or the failure to obtain any required approval or permit for the proposed Eagle Mountain landfill project or development of the Company's Mill Site real estate. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                            ADDITIONAL INFORMATION

     A reader of this Form 10-Q Report is strongly encouraged to read the entire report, together with the Company's first quarter 1999 10-Q Report and 1998 Form 10-K Report, as amended, for background information and a complete understanding as to material developments concerning the Company.

                                 INTRODUCTION

BUSINESS UPDATE

General

     Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments associated with its principal assets which are: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) approximately a 74% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iii) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (iv) approximately 629 acres (gross) of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"), a portion of which is currently being developed as the Kaiser Commerce Center; and (v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC

                     KAISER VENTURES INC. AND SUBSIDIARIES

for the Landfill Project. In addition, as a result of the acquisition on July 26, 1999 of Penske Motorsports, Inc. ("PMI") by International Speedway Corporation ("ISC"), a publicly traded motorsports company, the Company's former 11.73% interest in PMI was converted to ISC Class A common stock and cash worth approximately $81 million at the time of the merger. The Company now owns 1,186,755 shares of ISC Class A common stock.

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

     As a result of changed rates and a new rate structure implemented by MWD as of July 1, 1995, the Company and Cucamonga became involved in a rate dispute under the terms of the Cucamonga Lease. After a trial held in March 1998, the San Bernardino County Superior Court concluded that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. The terms of the Cucamonga Lease require the parties to negotiate, in good faith, a new substitute rate. If the parties are unable to agree on a substitute rate, the matter is resolved in a reference proceeding which is a private trial much like arbitration. There is no specified time period in which the new substitute rate must be established. Cucamonga and the Company have been engaged in sporadic negotiations but such negotiations have not, to date, resulted in a new substitute rate. During the first quarter of 1999, the trial court again ruled against Cucamonga when it sought to alter the Superior Court's prior decision. As a result, the Superior Court ordered that, since the parties were at an impasse, the new substitute rate was to be resolved by a reference proceeding as required by the terms of the Cucamonga Lease. The parties are in the initial stages of the reference proceeding. It is currently anticipated that the trial in the reference proceeding will occur in the first half of 2000.

     As previously reported, in April 1999, the Inland Empire Utilities Agency (formerly known as the Chino Basin Metropolitan Water District) voted to increase its administrative charge from $5.00 to $7.50 per acre foot effective as of July 1, 1999. This $2.50 per acre foot increase is reflected in the rate charged to Cucamonga.

     Settlement negotiations continued during the second quarter with San Bernardino County regarding the litigation commenced by the Company's wholly owned subsidiary, Fontana Water Resources, Inc., with regard to water quality and quantity concerns arising from San Bernardino County's Mid-Valley Sanitary Landfill and its proposed expansion. However, there is no assurance that there will be a satisfactory settlement of the litigation.

Investment in Penske Motorsports, Inc.

     Until the close of business July 26, 1999, the Company owned 1,627,923 shares, or approximately 11.73 % of the common stock of PMI. The Company's ownership interest in PMI was acquired as a result of: (i) its contribution in November 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which the California Speedway ("TCS") has been built; and
(ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December

                     KAISER VENTURES INC. AND SUBSIDIARIES

1996. Until the close of business on July 26, 1999, PMI was traded on the NASDAQ National Market under the symbol "SPWY".

     On May 10, 1999, PMI and ISC announced that they had signed a definitive merger agreement whereby ISC would acquire PMI for consideration totaling $50.00 per share. On July 26, 1999, the proposed acquisition was consummated. The Company voted for the merger and elected to take the cash and stock election afforded to PMI shareholders. Thus, under the cash and stock election, Kaiser received approximately $24 million in cash and approximately $57 million (1,186,755 shares) in ISC Class A common stock. The Company's Board of Director's is currently reviewing various alternatives with respect to the use of the proceeds derived from the PMI/ISC merger.

     ISC is a leading promoter of motorsports activities in the United States, currently promoting more than 100 events annually. ISC currently owns and/or operates 10 major motorsports facilities, including Daytona International Speedway in Florida (home of the Daytona 500); Talladega Superspeedway in Alabama; Michigan Speedway in Brooklyn, Michigan; California Speedway in San Bernardino County, California; Homestead - Miami Speedway in Florida; Phoenix International Raceway in Arizona; Darlington Raceway in South Carolina; North Carolina Speedway in Rockingham, North Carolina; Watkins Glen International in New York, and Nazareth Speedway in Pennsylvania. Other track interests include the operation of Tucson (Arizona) Raceway Park and an indirect 37.5% interest in Raceway Associates, LLC, which owns the Route 66 Raceway and is developing a superspeedway in the Chicago area. ISC also owns and operates MRN Radio, the nation's, largest independent sports radio network; DAYTONA USA, the "Ultimate Motorsports Attraction" in Daytona Beach, Florida, the official attraction of NASCAR; Americrown Service Corporation, a provider of catering services, food and beverages concessions, and merchandise sales; Motorsports International, a producer and marketer of motorsports-related merchandise; and competition Tire, which distributes and sells Goodyear brand racing tires in the Midwest and Southeast regions of the United States.

     The following table sets forth the range of the low and high reported bid price of ISC's Class A common stock for the first six months of 1999, as reported on the NASDAQ National Marketsm System.

               1999:                     Low       High
                                         ----      ----
               First Quarter           $ 34.00    $ 50.06
               Second Quarter          $ 45.00    $ 55.31

     On August 6, 1999, the reported closing price of ISC's Class A common stock was $48.62.

     The Company originally began accounting for its share of PMI's net income as of April 1, 1996, under the equity method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, effective April 1, 1999, the Company ceased accounting for PMI under the equity method of accounting due to the decision to sell the PMI stock owned by the Company, as a result of the announced PMI/ISC merger. For more detailed information on the accounting treatment of the Company's former interest in PMI, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Mill Site Property

     Redevelopment Activities and Approvals. As described below, the Company continues to undertake various activities to redevelop portions of the Mill Site Property.

                     KAISER VENTURES INC. AND SUBSIDIARIES

     In April 1997, the Company filed an application for a Specific Plan with San Bernardino County for all of the Mill Site Property except for: (i) approximately 26 acres within the City of Rancho Cucamonga; (ii) approximately 135 acres constituting the East Slag Pile property; (iii) the remaining NAPA Lots of approximately 15 acres (already permitted); and (iv) the balance of the Mill Site Property reserved for possible expansion of the West Valley MRF, approximately 5 acres (already permitted). The property being entitled and permitted, which totals approximately 448 acres (net), is referred to as the "Kaiser Commerce Center." The Specific Plan application identified a wide variety of potential uses for the Kaiser Commerce Center. Potential uses include a rail-served distribution and commercial park, a multi-modal rail-truck distribution center, warehousing, a commercial truck stop, as well as other commercial and recreational uses. In furtherance of the entitlement process, an environmental impact report ("EIR") was prepared and circulated in accordance with the requirements of the California Environmental Quality Act.

     The San Bernardino County entitlement process for the Kaiser Commerce Center was completed on April 13, 1999, when the San Bernardino County Board of Supervisors unanimously approved the Kaiser Commerce Center project, its EIR, the Specific Plan and other land use documents. No litigation resulted from the approval of the Kaiser Commerce Center project. This approval is a significant step in the development of the Kaiser Commerce Center.

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

     As previously disclosed, subsequent to the approval of the Kaiser Commerce Center, San Bernardino County and the California Transportation Department received a letter from the U. S. Fish and Wildlife Service ("USF&W"). In summary, the letter expressed concerns that the freeway improvements and the Kaiser Commerce Center may have indirect impacts on two federally endangered species, the San Bernardino Kangaroo Rat and the Delphi Sands Flower-Loving Fly. In response to a previous letter, the Company had already surveyed both the Kaiser Commerce Center and the location of the proposed freeway improvements and found no suitable habitat for either species. However, with regard to the San Bernardino Kangaroo Rat, there may be habitat on certain property adjoining the site owned by others. The Company has held meetings with appropriate officials to address the USF&W's concerns. The Company is currently waiting for the USF&W to complete the review of its position. It is possible that the USF&W's concerns could delay final approval of the Etiwanda and I-10 Freeway improvements by state and federal officials.


     As noted in previous reports, significant capital funds will be required to implement the infrastructure and access improvements. Pursuant to the approvals granted by San Bernardino County, construction of infrastructure and access improvements must be completed prior to occupancy of the Kaiser Commerce Center. The Company currently estimates the total on-site and off-site improvements will cost approximately $43 million. Consistent with the Company's overall development strategy, the Company intends to minimize its capital investments for these improvements by: (a) seeking public or private financing sources; (b) selling land; (c) structuring joint ventures and leases; or (d) contributing portions of the land for an ownership interest in operating companies seeking to develop the land. Congress has already allocated approximately $1.5 million in the Federal highway and transportation funds toward the costs of the planned improvements to the Etiwanda and I-10 Freeway interchange. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

                     KAISER VENTURES INC. AND SUBSIDIARIES

     Sales Efforts and Tentative Sales. As a result of the approval of the Kaiser Commerce Center project by San Bernardino County and the active Southern California real estate market, the Company has received a number of unsolicited offers from potential bulk purchasers and retail users regarding the possible purchase of property within the project area, as well as the Company's remaining NAPA Lots and the Rancho Cucamonga parcel. The Company is evaluating these offers in light of the real estate opportunities and possible development plans available to the Company.

     In July 1999, the Company entered into a definitive purchase agreement to sell the 5.2 acre NAPA Lot for $4.90 per square foot. The sale is subject to a number of contingencies. This sale, if ultimately consummated, would be for a total cash purchase price of approximately $1,110,000, subject to normal closing adjustments. It is anticipated that this sale, if it proceeds, will be consummated by year end.

     Also, in July 1999, the Company entered into a definitive purchase agreement to sell a 7.8 acre lot, a portion of the remaining NAPA Lot, for $5.00 per square foot, or a total cash purchase price of approximately $1,699,000. This sale proposal, like the other NAPA Lot sale, is subject to satisfaction of a number of conditions. It is currently anticipated that this sale, if it proceeds, will be consummated by year end.

     Environmental. During the second quarter of 1999 the Company continued its environmental remediation activities. The Company also continued in its efforts during the second quarter to determine if there are appropriate mechanisms by which substantially all the environmental risks associated with the Mill Site Property can be fixed or minimized. It appears that environmental insurance products may be available that will fix and substantially minimize the environmental risks associated with the Mill Site Property.

Waste Management

West Valley Materials Recovery Facility

     The Company, through a wholly-owned subsidiary, and Burrtec Waste Industries, Inc., also through a wholly-owned subsidiary, each own a fifty percent (50%) interest in West Valley MRF, LLC, a limited liability company that owns the West Valley MRF. Phase 1 of the West Valley MRF includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services. The West Valley MRF currently receives and processes approximately up to approximately 2,000 tons per day of non-hazardous commercial and municipal solid waste. Waste is primarily received from jurisdictions in which Burrtec affiliated companies have hauling contracts, and from the cities of Ontario, Chino and Chino Hills.

     Given the current volumes of waste being handled by the West Valley MRF, construction of Phase 2 of the West Valley MRF is being considered. Phase 2 would expand the processing capacity of the West Valley MRF from approximately 2,000 tons per day to approximately 3,500 tons per day. The estimated cost of the expansion is currently estimated at approximately $6 - $9 million depending on final design. A final decision on the expansion will probably not be made until the fourth quarter of 1999.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

first quarter of 1995 in exchange for the elimination of the minimum monthly rent due the Company under the MRC Lease. The elimination of the minimum monthly rent did not change the future royalty payments due the Company once the landfill commences operations. As a result of a series of private placements, the Company's interest in MRC is now approximately 74%.

     EIR Litigation and Appeal. After the September 1997 approval of the new environmental impact report for the Landfill Project, (the "Project EIR"), the litigation with respect to the Project EIR resumed. In February 1998, Judge Judith McConnell of the San Diego County Superior Court issued her final ruling with respect to the litigation before her on the new Project EIR. Judge McConnell, in her final ruling, found that the new Project EIR remained inadequate in evaluating the Landfill Project's impacts in two general areas:
(i) the threatened desert tortoise; and (ii) impacts to Joshua Tree National Park. MRC, the Company and Riverside County appealed the Superior Court's decision.

     On May 7, 1999, the Court of Appeal announced its decision to completely reverse the San Diego Superior Court's prior adverse decision. The Court of Appeal's decision in effect certified the Project EIR and reinstated Riverside County's approval of the Landfill Project. The Court of Appeal concluded that there was substantial evidence to support the decision of the Riverside County Board of Supervisors to approve the Landfill Project in September 1997, and that the San Diego Superior Court had improperly substituted its judgment in concluding that the Project EIR was defective. The Court of Appeal concluded that there had been adequate study of the potential impacts on the desert tortoise and on Joshua Tree National Park. In June 1999, opponents to the Landfill Project requested that the California Supreme Court review and overturn the Court of Appeal's decision. The California Supreme Court declined to review the Court of Appeal's decision. MRC has resumed seeking the final technical permits for the Landfill Project.

     Federal Land Exchange. In January 1999, an appeal was filed with the Interior Board of Land Appeals ("IBLA") with regard to United States Bureau of Land Management's ("BLM") decision to deny all protests to the proposed Federal land exchange with the Company. By way of background, the Company plans to transfer to the BLM approximately 2,800 acres of Kaiser-owned property along its railroad right-of-way, which has been identified as prime desert tortoise habitat, in exchange for fee ownership of approximately 3,500 acres of land within the Landfill Project area. In September 1997, the BLM approved the proposed land exchange. A number of protests to the land exchange were received, which protests were denied by the BLM in December 1998. As anticipated, in January 1999 the same two opponents in the EIR litigation discussed above filed an appeal of the BLM's decision to proceed with the land exchange. The Company, MRC, and the BLM have filed their respective answers to the appeal. The IBLA has granted expedited consideration of this appeal. The Company continues to project that the IBLA will announce its decision during the third or fourth quarter of 1999.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                    PART I

Item 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Section 1:  Operating Results

General

     Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company with a long-term emphasis on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) approximately a 74% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iii) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (iv) approximately 629 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"), a portion of which is currently being developed as the Kaiser Commerce Center; and (v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. In addition, as a result of the July 26, 1999 acquisition of Penske Motorsports, Inc. ("PMI") by International Speedway Corporation ("ISC"), a publicly traded motorsports company, the Company's former 11.73% interest in PMI was converted to ISC Class A common stock and cash worth approximately $81 million at the time of the merger. The Company now owns 1,186,755 shares of ISC Class A common stock.

     On May 10, 1999, PMI and International Speedway Corporation ("ISC") announced that they entered into a definitive merger agreement. Under the terms of the agreement, ISC agreed to acquire the 88% or 12.2 million outstanding common shares of PMI stock that it does not already own for $50.00 per share subject to a collar provision. PMI shareholders would be able to elect to receive this consideration as either: (1) $15.00 in cash and $35.00 in Class A Common Stock of ISC; or (2) $50.00 of ISC Class A Common Stock. The merger closed on July 26, 1999 and PMI shareholders had until August 9, 1999 to make their election. The Company elected to take $15.00 in cash and $35.00 in Class A common stock of ISC.

     In anticipation of this merger, the Company, commencing April 1, 1999, started accounting for its investment in PMI in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FASB 115). Under FASB 115 the Company's investment in PMI stock was classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As a result, at June 30, 1999, the Company wrote up its investment in PMI by $35.1 million to $80.6 million, crediting a separate component of stockholders' equity and deferred taxes with $29.4 million and $5.7 million, respectively.

Primary Revenue Sources

Ongoing Operations

     The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga. Property redevelopment revenues primarily reflect revenues from long-term redevelopment activities at the Mill Site Property, including water and waste water treatment revenues; housing rental income; aggregate and rock sales; lease payments for the

                     KAISER VENTURES INC. AND SUBSIDIARIES

minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflect Kaiser's share of income related to those equity investments (i.e., PMI from April 1996 through March 31, 1999) and joint ventures (i.e., West Valley MRF commencing January 1, 1998) which the Company accounts for under the equity method.

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

Results of Operations

Analysis of Results for the Quarters Ended June 30, 1999 and 1998

     An analysis of the significant components of the Company's resource revenues for the quarters ended June 30, 1999 and 1998 follows:

                                                                   1999              1998          % Inc. (Dec)
                                                             ----------------  ----------------  -----------------
          Ongoing Operations
           Water resource..................................       $1,179,000        $1,169,000                 1%
           Property redevelopment..........................          370,000           332,000                11%
           Income from equity method
            investments....................................
              Penske Motorsports Inc.......................              ---         1,251,000              (100%)
              West Valley MRF, LLC.........................          212,000            10,000              2120%
                                                                  ----------        ----------              ----

            Total ongoing operations.......................        1,761,000         2,762,000              (36%)
                                                                  ----------        ----------              ----

          Interim Activities                                         104,000           304,000              (66%)
                                                                  ----------        ----------              ----

            Total resource revenues........................       $1,865,000        $3,066,000              (39%)
                                                                  ==========        ==========              ====

          Revenues as a Percentage of Total Resource
           Revenues:
           Ongoing operations..............................               94%               90%
           Interim activities..............................                6%               10%
                                                                  ----------        ----------

            Total resource revenues........................              100%              100%
                                                                  ==========        ==========

                     KAISER VENTURES INC. AND SUBSIDIARIES

     Resource Revenues. Total resource revenues for the second quarter of 1999 were $1,865,000, compared to $3,066,000 for 1998. Revenues from ongoing operations decreased 36% during the quarter to $1,761,000 from $2,762,000 in 1998, and revenues from interim activities decreased 66% to $104,000 from $304,000 in 1998. Revenues from ongoing operations as a percentage of total revenues increased to 94% in 1999 from 90% in 1998.

     Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,179,000 during the second quarter of 1999 compared to $1,169,000 for 1998. The 1% increase in water revenues during the quarter reflects an increase, as of July 1, 1998, in the effective non-interruptible untreated water rate being paid by Cucamonga to $354.00 from $351.75 per acre foot. As previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of June 30, 1999 is approximately $2,194,000. In addition, MWD has stated that it may further refine its rate structure in the future.

     Property redevelopment revenues were $370,000 for 1999 compared to $332,000 for 1998. The 11% increase from 1998 is primarily the result of increased iron ore sales from the California mines ($21,000) and a 5% lease increase included in the 2 1/2 year lease extension with Management Training Corporation ($11,000).

     Income from equity method investments decreased to $212,000 for the second quarter of 1999 compared to $1,261,000 for 1998. The decrease of $1,050,000 reflects the discontinuance of recording equity income from PMI effective April 1, 1999 ($1,251,000) due to the impending merger between ISC and PMI being partially offset by an increase in the second quarter equity income of the WVMRF ($202,000).

     Interim Activities. Revenues from interim activities for the second quarter of 1999 were $104,000 compared to $304,000 for 1998. The 66% decrease in revenues from interim activities in 1999 is primarily attributable to lower revenues from tenant rental and services revenues at the Mill Site due to continued redevelopment activities ($218,000) being partially offset by increased scrap and metallic sales at the Mill Site ($18,000).

     Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the second quarter of 1999 decreased to $701,000 from $850,000 in 1998. Operations and maintenance costs for 1999 were $214,000 compared to $317,000 for 1998. The 32% decrease in 1999 operations and maintenance costs was primarily due to reduced manpower and salaries ($15,000) and lower maintenance and supplies costs for buildings and equipment at the Mill Site and Eagle Mountain ($84,000). Administrative support expenses for the second quarter of 1999 decreased 8% to $487,000 from $533,000 for 1998. This decrease was primarily due to lower outside service expenses at the Mill Site and Eagle Mountain ($65,000), lower outside legal costs associated with water revenue ($16,000) and lower salaries and benefits at the Mill Site due to layoffs in the first quarter of 1999 ($6,000). These decreases were partially offset by higher depreciation expense relating to the sewer plant improvements ($9,000) at the Mill Site and the capitalization of a portion of Eagle Mountain salaries in the second quarter of 1998 ($32,000).

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter of 1999 decreased 22% to $860,000 from $1,103,000 for 1998. The decrease is

                     KAISER VENTURES INC. AND SUBSIDIARIES

primarily due to lower payroll and related expenses ($48,000) and lower professional and outside consulting expenses ($197,000).

     Net Interest Expense. Net interest expense for the second quarter of 1999 was $334,000 compared to $259,000 in 1998. The increase was due primarily to an increase in interest expense ($52,000) associated with additional long term debt under the Union Bank of California ("Union Bank") credit facility and an increase in the amortization of deferred loan fees ($24,000).

     Pre-Tax Loss and Income Tax Provision. The Company recorded a loss before income tax provision of $30,000 for the second quarter of 1999, a $884,000 decrease from the $854,000 of income recorded in 1998. An income tax benefit of $4,000 was recorded in the second quarter of 1999 as compared with a $363,000 income tax expense in 1998.

     Net Loss. For second quarter of 1999, the Company reported a net loss of $26,000, or $.00 per share, a $517,000 decrease from the income of $491,000, or $.05 per share, reported for 1998.

Analysis of Results for the Six Months Ended June 30, 1999 and 1998

     An analysis of the significant components of the Company's resource revenues for the six months ended June 30, 1999 and 1998 follows:

                                                                   1999              1998          % Inc. (Dec)
                                                             ----------------  ----------------  ----------------
          Ongoing Operations
           Water resource..................................       $2,359,000        $2,338,000                 1%
           Property redevelopment..........................          726,000           677,000                 7%
           Income (loss) from equity method
            investments....................................
              Penske Motorsports Inc.......................         (329,000)        1,073,000                n/a
              West Valley MRF, LLC.........................          212,000            40,000               530%
                                                                  ----------        ----------              ----

            Total ongoing operations.......................        2,968,000         4,128,000              (28%)
                                                                  ----------        ----------              ----

          Interim Activities...............................          171,000           611,000              (72%)
                                                                  ----------        ----------              ----

            Total resource revenues........................       $3,139,000        $4,739,000              (34%)
                                                                  ==========        ==========              ====

          Revenues as a Percentage of Total Resource
           Revenues:
           Ongoing operations..............................               95%               87%
           Interim activities..............................                5%               13%
                                                                  ----------        ----------

            Total resource revenues........................              100%              100%
                                                                  ==========        ==========

     Resource Revenues. Total resource revenues for the first six months of 1999 were $3,139,000, compared to $4,739,000 for 1998. Revenues from ongoing operations decreased 28% during the quarter to $2,968,000 from $4,128,000 in 1998, and revenues from interim activities decreased 72% to $171,000 from $611,000 in 1998. Revenues from ongoing operations as a percentage of total revenues increased to 95% in 1999 from 87% in 1998.

     Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $2,359,000 during the first six months of 1999 compared to $2,338,000 for 1998. The 1% increase in water revenues during the quarter reflects an increase, as of July 1, 1998, in the effective

                     KAISER VENTURES INC. AND SUBSIDIARIES


non-interruptible untreated water rate being paid by Cucamonga to $354.00 from $351.75 per acre foot. As previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of June 30, 1999 is approximately $2,194,000. In addition, MWD has stated that it may further refine its rate structure in the future.

     Property redevelopment revenues were $726,000 for the first six months of 1999 compared to $677,000 for 1998. The 7% increase from 1998 is primarily a result of the 5% lease increase included in the 2 1/2 year lease extension with Management Training Corporation ($23,000) and increased iron ore sales from the California mines ($24,000).

     Income (loss) from equity method investments decreased to a loss of $117,000 for the first six months of 1999 compared to income of $1,113,000 for 1998. The decrease of $1,230,000 reflects the discontinuance of recording equity income from PMI effective April 1, 1999 due to the merger between ISC and PMI ($1,251,000) that was announced in May 1999, and an increase in the reported first quarter net loss of PMI ($181,000) being partially offset by an increase in equity income from the WVMRF ($202,000).

     Interim Activities. Revenues from interim activities for the first six months of 1999 were $171,000 compared to $611,000 for 1998. The 72% decrease in revenues from interim activities in 1999 is primarily attributable to lower revenues from tenant rental and services sales at the Mill Site due to continued redevelopment activities ($485,000) being partially offset by increased scrap and metallic sales at the Mill Site ($45,000).

     Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the first six months of 1999 decreased to $1,316,000 from $1,884,000 in 1998. Operations and maintenance costs for 1999 were $432,000 compared to $651,000 for 1998. The 34% decrease in 1999 operations and maintenance costs was primarily due to lower salaries at the Mill Site ($15,000) and maintenance and supply costs for buildings and equipment at the Mill Site and Eagle Mountain ($185,000). Administrative support expenses for the first six months of 1999 decreased 28% to $884,000 from $1,233,000 for 1998. This decrease was primarily due to a decrease in outside legal costs associated with the CCWD lease rate dispute ($190,000), the reduction of certain reserves for bad debt ($112,000), and lower outside service expenses at the Mill Site and Eagle Mountain ($140,000) being partially offset by restructuring charges relating to planned layoffs at the Mill Site ($100,000) and higher depreciation expense relating to the sewer plant improvements ($18,000) at the Mill Site.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first six months of 1999 decreased 18% to $1,742,000 from $2,113,000 for 1998. The decrease is primarily due to lower payroll and related expenses ($98,000) and lower professional and outside consulting expenses ($265,000).

     Net Interest Expense. Net interest expense for the first six months of 1999 was $654,000 compared to $474,000 in 1998. The increase was due primarily to:
(a) an increase in interest expense ($114,000) associated with additional long term debt under the Union Bank of California ("Union Bank") credit facility; (b) an increase in the amortization of deferred loan fees ($48,000); and (c) lower interest income ($17,000).

                     KAISER VENTURES INC. AND SUBSIDIARIES

     Pre-Tax Loss and Income Tax Provision. The Company recorded a loss before income tax provision of $573,000 for the first six months of 1999, a $841,000 decrease from the $268,000 of income recorded in 1998. An income tax benefit of $219,000 was recorded in the second quarter of 1999 as compared with a $116,000 income tax expense recorded in 1998.

     Net Loss. For first six months of 1999, the Company reported a net loss of $354,000, or ($.03) per share, a $506,000 decrease from the net income of $152,000, or $.01 per share, reported for 1998.

                        Section 2:  Financial Position

     Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $798,000 to $4,207,000 at June 30, 1999 from $3,409,000 at December 31, 1998. Included in cash and cash equivalents is $2,873,000 and $2,545,000 held solely for the benefit of MRC at June 30, 1999 and December 31, 1998, respectively. The increase in cash and cash equivalents is primarily due to increased borrowings under the Company's Union Bank revolving-to-term credit facility ($2,000,000), cash provided by operations ($990,000), equity funding by the MRC minority partners ($393,000), and the issuance of common stock relating to the exercise of stock options ($128,000) being partially offset by $1,836,000 in capital expenditures and $927,000 in environmental remediation costs.

     Working Capital. During the first six months of 1999, current assets increased $11,000 to $5,859,000 while current liabilities increased $931,000 to $9,266,000. The decrease in current assets resulted primarily from the $798,000 increase in cash and cash equivalents being offset and a $787,000 decline in net accounts receivable. The increase in current liabilities resulted primarily from an increase in liabilities associated with the permitting of Eagle Mountain landfill and environmental remediation at the Mill Site. Included in current liabilities as of June 30, 1999 is $655,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first quarter of 1999 by $920,000 to a negative $3,407,000 at June 30, 1999. During the third quarter of 1999 the company's working capital will be significantly impacted by the receipt of approximately $24 million in cash from the ISC/PMI merger.

     Real Estate. Real Estate increased $470,000 during 1999 due to continuing redevelopment of the Mill Site properties.

     Investments. There was a $34,798,000 increase in the Company's investment in PMI during the first six months of 1999 due to the Company's recording of the unrealized gain on the Company's common stock investment in PMI pursuant to FAS
115. There was a $212,000 increase in the Company's investment in WVMRF during the first six months of 1999 due to the Company's recording of its 50% equity share of the WVMRF's income for the first six months of 1999.

     Other Assets. The increase in other assets ($1,158,000) is primarily related to capitalized landfill permitting and development costs incurred by MRC ($1,387,000) and capital improvements at Eagle Mountain ($102,000), being partially offset by an increase in accumulated depreciation and amortization as of June 30, 1999 ($272,000) and a reduction in the long term portion of a note receivable ($50,000).

     Environmental Remediation. The Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $18 million and $28 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected. In order to provide better information regarding these future remediation and other environmental costs, the Company elected, in

                     KAISER VENTURES INC. AND SUBSIDIARIES

1996, to restate its balance sheets to show as a separate liability rather than, as previously, an offset to land, the amount of future environmental related costs reflected in its financial statements. The restatement reflects the original $34.7 million remediation adjustment to land; the $6.6 million groundwater remediation reserve recorded in 1988 when the Company emerged from bankruptcy as the reorganized successor of KSC; and the net $12.5 million in environmental insurance litigation settlement proceeds received in 1995 being offset by approximately $26.6 million in remediation and other environmental costs expended through June 30, 1999. The Company's decision to restate its balance sheet was based upon, among other things, the more extensive investigation and remediation activities that have been pursued over the past several years and the Company's ability to better estimate the probable range of future remediation and other environmental costs.

     As of June 30, 1999, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet were approximately $27.2 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $28.3 million as of December 31, 1998. The decrease is a result of approximately $1.1 million in remediation and other environmental costs incurred in the first six months of 1999 on the Mill Site property.

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

     Long-term Debt. Of June 30, 1999, the Company had $15,750,000 in long-term debt, solely comprised of borrowings under the Company's $30,000,000 revolving-to-term credit facility with Union Bank.

     Long-term Liabilities. The $4,058,000 increase in other long-term liabilities is primarily due to a $5,462,000 increase in the deferred tax liability primarily associated with the unrealized gain on the Company's investment in PMI, the reduction of the environmental remediation liability as a result of $1,081,000 in environmental remediation undertaken during the first six months of 1999 and a decrease of $323,000 in other long term liabilities.

     Minority Interest and Other Liabilities. As of June 30, 1999, the Company has recorded $4,168,000 of minority interest relating to the approximately 26% ownership interest in MRC the Company does not own.

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

     On-Going Operations. As noted above, the Company's revenues from ongoing operations are generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year take-or-pay lease with Cucamonga, and the 50% equity ownership of the West Valley MRF, are essentially complete and

                     KAISER VENTURES INC. AND SUBSIDIARIES

the Company has been recognizing significant revenues and income from these investments. The Company expects revenues from these projects and investments to increase moderately over time as certain key economic factors impacting these projects and investments increase. In addition, the Company continues to evaluate these completed projects and investments in light of how to best provide maximum realizable value to its shareholders.

     In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (now called Inland Empire Utilities Agency (the "Lease Rate") upon which the lease payments are calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of over 8.0% per year during the past 25 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at less than 5.0% per year for the next 2-4 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. In March 1998, the San Bernardino Superior Court ruled that the Lease Rate had been discontinued as of July 1, 1995. Thus, the parties are required to negotiate in good faith a substitute Lease Rate. To date, the parties have been unable to negotiate a substitute Lease Rate; consequently, the matter has been submitted to a reference process, which is a private trial much like arbitration.

     The Company discontinued utilizing the equity method of accounting for its 11.73% investment in PMI as of April 1, 1999. The Company has converted its interest in PMI into approximately $24 million of cash and $57 million in ISC Class A common stock as a result of the merger between ISC and PMI that was completed in July 1999. The Company is currently evaluating its options relative to its interest in ISC

     In regard to the WVMRF, the most significant factors affecting the Company's future equity income from the WVMRF will be the possible expansion of the facility to meet the expanding demand for the WVMRF's processing services. Since the beginning of 1999, the facility has been operating at full capacity and recently began to explore the potential of expanding the processing capabilities of the facility under its existing permits. A Phase 2 expansion of the WVMRF would cost approximately $6-9 million and would increase processing capacity from 2,000 to 3,500 tons per day.

     The Company is also spending a significant amount of capital in the continued development of its two other major project and investment opportunities: the redevelopment of approximately 496 acres (gross) of the Company's Mill Site Property and the repermitting of the Eagle Mountain Landfill by MRC, the Company's 74% owned subsidiary. If it is successful in completing the development of these two projects as planned, the Company expects to generate significant future revenues and net income from them. However, as is noted in the 1998 Form 10-K Report and elsewhere in this Report, there are numerous risks associated with the redevelopment of the remaining Mill Site Property and completing the re-permitting of the Landfill Project that could materially impact the Company's future revenues and net income from these projects.

     In regard to the redevelopment of approximately 448 acres (gross) of the Mill Site Property, the Company has received the final approvals necessary for the development of a variety of possible commercial, industrial and recreational uses. The Company received approval, from San Bernardino County, of its EIR for the project in April 1999, and is seeking the approval of the California Department of Transportation ("CalTrans") for improvements to the existing freeway access to the site. In support of

                     KAISER VENTURES INC. AND SUBSIDIARIES


these efforts, the Company expects to spend, in 1999, up to approximately $3.8 million for required environmental remediation. The $3.8 million to be spent in 1999 for required environmental remediation is a component of the $18-28 million estimate to complete all remaining required remediation for the Mill Site Property. In addition, substantial future capital expenditures will be required to complete the necessary on-site and off-site improvements for the redevelopment of remaining Mill Site Property. As a result of the approval of the Kaiser Commerce Center project by San Bernardino County and the active Southern California real estate market, the Company has received a number of unsolicited offers from potential bulk purchasers and retail users regarding the possible purchase of property within the project area, as well as the Company's remaining NAPA Lots and the Rancho Cucamonga parcel. The Company is evaluating these offers in light of the real estate opportunities and possible development plans available to the Company.

     Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company has, to date, continued to make investments in MRC. Through a series of private placements with existing MRC shareholders, from July 1995 through March 31, 1999, a total of $14.9 million has been raised by MRC, with Kaiser contributing approximately $11 million of that amount. The Company has also approved advances to MRC totaling $1.2 million for 1999, which together with the minority shareholders advances, will fund MRC through September 30, 1999. Additional funding for 1999 and 2000 is expected to be approved by the Company in the second half of 1999.

     Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) the approximately $24 million in cash from the PMI/ISC merger; (b) cash provided from operating activities; and (c) amounts available under its $30,000,000 revolving-to-term credit facility (less $4,850,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue to fund the development of its long-term projects and investments. As was discussed in more detail above, the Company expects to commit, in 1999, a total of approximately $8.4 million for capital projects and investments. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, the sale of ISC sales, partnerships, joint venture arrangements, additional equity or the sales or monetization of assets.

     Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at June 30, 1999, are estimated to be approximately $114 million for federal purposes and $3.4 million for California purposes, not considering the potential utilization of NOLs to reduce the tax liability associated with the ISC/PMI merger. The federal NOLs expire in varying amounts over a period from year 2000 to 2014 while the California Nols expire from 2000 through

     If, within a three-year period, 50% or more of the stock of the Company changes ownership, the future annual use of NOLs may be limited. The annual limitation would be calculated as the product of: (i) the highest long-term tax-exempt rate for a designated period prior to the ownership change; and (ii) the market value of the Company at such time.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                                  June 30,                 December 31,
                                                                    1999                       1998
                                                             -------------------       --------------------
                                                                (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents...............................        $  4,207,000                $  3,409,000
  Accounts receivable and other, net of allowance for
   doubtful accounts of $253,000 and $303,000,
   respectively............................................           1,552,000                   2,339,000
   Note receivable.........................................             100,000                     100,000
                                                                   ------------                ------------

                                                                      5,859,000                   5,848,000
                                                                   ------------                ------------

Investment in common stock of Penske Motorsports, Inc......          80,582,000                  45,784,000

Investment in Fontana Union Water Company..................          16,108,000                  16,108,000
                                                                   ------------                ------------

Investment in West Valley MRF..............................           2,761,000                   2,549,000
                                                                   ------------                ------------
Real Estate
   Land and improvements...................................          15,621,000                  15,621,000
   Real estate in development..............................          41,077,000                  40,607,000
                                                                   ------------                ------------

                                                                     56,698,000                  56,228,000
                                                                   ------------                ------------
Other Assets
   Note Receivable.........................................             664,000                     714,000
   Landfill permitting and development.....................          14,028,000                  12,641,000
   Buildings and equipment (net)...........................           2,836,000                   2,949,000
   Other assets............................................              55,000                     121,000
                                                                   ------------                ------------

                                                                     17,583,000                  16,425,000
                                                                   ------------                ------------

Total Assets...............................................        $179,591,000                $142,942,000
                                                                   ============                ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                                  June 30,                December 31,
                                                                    1999                      1998
                                                            --------------------       -------------------
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable.......................................         $  1,448,000               $    708,000
   Accrued liabilities....................................            4,013,000                  3,822,000
   Environmental remediation..............................            3,805,000                  3,805,000
                                                                   ------------               ------------

                                                                      9,266,000                  8,335,000
                                                                   ------------               ------------
Long-term Liabilities
   Deferred gain on sale of real estate...................              656,000                    656,000
   Accrued liabilities....................................            1,451,000                  1,774,000
   Deferred tax liabilities...............................            7,811,000                  2,349,000
   Long-term debt.........................................           15,750,000                 13,750,000
   Environmental remediation..............................           23,384,000                 24,465,000
                                                                   ------------               ------------

                                                                     49,052,000                 42,994,000
                                                                   ------------               ------------

Total Liabilities.........................................           58,318,000                 51,329,000
                                                                   ------------               ------------

Minority Interest.........................................            4,168,000                  3,775,000
                                                                   ------------               ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
    13,333,333 shares; issued and outstanding
    10,699,354 and 10,685,257 respectively................              321,000                    321,000
   Capital in excess of par value.........................           74,930,000                 74,741,000
   Retained earnings since November 15, 1988..............           12,422,000                 12,776,000
   Accumulated other comprehensive income.................           29,432,000                        ---
                                                                   ------------               ------------

Total Stockholders' Equity................................          117,105,000                 87,838,000
                                                                   ------------               ------------

Total Liabilities and Stockholders' Equity................         $179,591,000               $142,942,000
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

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the Three and Six Months Ended June 30
                                  (Unaudited)

                                                         Three Months Ended                            Six Months Ended
                                                               June 30                                     June 30
                                              ---------------------------------------     ----------------------------------------
                                                     1999                  1998                   1999                  1998
                                                ---------------       ---------------       ----------------       ---------------
Resource Revenues
 Ongoing Operations
  Water resource..............................     $ 1,179,000            $ 1,169,000           $ 2,359,000            $ 2,338,000
  Property redevelopment......................         370,000                332,000               726,000                677,000
  Income (loss) from equity method investments
   Penske Motorsports Inc.....................             ---              1,251,000              (329,000)             1,073,000
   West Valley MRF, LLC.......................         212,000                 10,000               212,000                 40,000
                                                   -----------            -----------           -----------            -----------

   Total ongoing operations...................       1,761,000              2,762,000             2,968,000              4,128,000
                                                   -----------            -----------           -----------            -----------

 Interim Activities                                    104,000                304,000               171,000                611,000
                                                   -----------            -----------           -----------            -----------

   Total resource revenues....................       1,865,000              3,066,000             3,139,000              4,739,000
                                                   -----------            -----------           -----------            -----------

Resource Operating Costs
 Operations and maintenance...................         214,000                317,000               432,000                651,000
 Administrative support expenses..............         487,000                533,000               884,000              1,233,000
                                                   -----------            -----------           -----------            -----------

   Total resource operating costs.............         701,000                850,000             1,316,000              1,884,000
                                                   -----------            -----------           -----------            -----------

Income from Resources.........................       1,164,000              2,216,000             1,823,000              2,855,000

 Corporate general and administrative expenses         860,000              1,103,000             1,742,000              2,113,000
                                                   -----------            -----------           -----------            -----------

Income from Operations........................         304,000              1,113,000                81,000                742,000

 Net Interest expense.........................         334,000                259,000               654,000                474,000
                                                   -----------            -----------           -----------            -----------

Income (Loss) before Income Tax Provision.....         (30,000)               854,000              (573,000)               268,000

 Income tax provision
  Currently payable...........................           7,000                  7,000                14,000                 14,000
  Deferred tax benefit........................         (11,000)                   ---              (233,000)                   ---
  Deferred tax expense credited to equity.....             ---                356,000                   ---                102,000
                                                   -----------            -----------           -----------            -----------

Net Income (Loss).............................     $   (26,000)           $   491,000           $  (354,000)           $   152,000
                                                   ===========            ===========           ===========            ===========

Basic Earnings Per Share......................     $       .00            $       .05           $      (.03)           $       .01
                                                   ===========            ===========           ===========            ===========

Diluted Earnings Per Share....................     $       .00            $       .05           $      (.03)           $       .01
                                                   ===========            ===========           ===========            ===========

Basic Weighted Average Number of Shares
 Outstanding..................................      10,699,000             10,678,000            10,697,000             10,644,000


Diluted Weighted Average Number of Shares
 Outstanding..................................      10,699,000             10,852,000            10,697,000             10,828,000


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the Six Months Ended June 30
                                  (Unaudited)

                                                                1999                1998
                                                         ------------------  ------------------
Cash Flows from Operating Activities
 Net Income (Loss).....................................        $  (354,000)        $   152,000
 Equity (income) loss in Penske Motorsports, Inc. and
  West Valley MRF, LLC.................................            117,000          (1,113,000)

 Deferred tax (benefit) expense........................           (233,000)            102,000
 Depreciation and amortization.........................            272,000             220,000
 Allowance for doubtful accounts.......................            (50,000)             (3,000)
 Changes in assets:
   Receivables and other...............................            837,000             226,000
 Changes in liabilities:
   Current liabilities.................................            724,000            (343,000)
   Long-term accrued liabilities.......................           (323,000)            206,000
                                                               -----------         -----------

 Net cash flows from operating activities..............            990,000            (553,000)
                                                               -----------         -----------

Cash Flows from Investing Activities
 Minority interest and other liabilities...............            393,000             506,000
 Note receivable collections...........................             50,000             381,000
 Capital expenditures..................................         (1,836,000)         (2,428,000)
 Environmental remediation expenditures................           (927,000)         (1,197,000)
                                                               -----------         -----------

 Net cash flows from investing activities..............         (2,320,000)         (2,738,000)
                                                               -----------         -----------

Cash Flows from Financing Activities
 Issuance of common stock..............................            128,000             205,000
 Principal payments on note payable....................                ---          (5,102,000)
 Borrowings under revolver-to-term credit facility.....          2,000,000           7,750,000
 Payment of loan fees..................................                ---             (50,000)
                                                               -----------         -----------

 Net cash flows from financing activities..............          2,128,000           2,803,000
                                                               -----------         -----------

Net Changes in Cash and Cash Equivalents...............            798,000            (488,000)

Cash and Cash Equivalents at Beginning of Year.........          3,409,000           4,330,000
                                                               -----------         -----------

Cash and Cash Equivalents at End of Quarter............        $ 4,207,000         $ 3,842,000
                                                               ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    for the Six Months Ended June 30, 1999
                                  (Unaudited)

                                                                          Accumulated
                                                          Capital In         Other
                                      Common Stock        Excess of      Comprehensive      Retained
                                -----------------------
                                    Shares     Amount     Par Value         Income          Earnings         Total
                                --------------------------------------------------------------------------------------
Balance at December 31, 1998      10,685,257   $321,000   $74,741,000  $    ---            $12,776,000    $ 87,838,000

   Net Loss.....................         ---        ---           ---                ---      (354,000)       (354,000)

   Other comprehensive income,     .........
    unrealized gain on
       securities of
        $35,127,000, net of tax          ---        ---           ---         29,432,000           ---      29,432,000
        of $5,695,000...........                                                                          ------------


   Comprehensive Income.........                                                                            29,078,000
                                                                                                          ------------
   Issuance of shares of
       Common stock.............      14,097        ---       189,000                ---           ---         189,000
                                  ----------  ---------   -----------  -----------------   -----------    ------------

Balance at June 30, 1999          10,699,354   $321,000   $74,930,000        $29,432,000   $12,422,000    $117,105,000
                                  ==========  =========   ===========  =================   ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.   BASIS OF PRESENTATION

     The unaudited, consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at June 30, 1999, and results of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998.

Note 2.   COMPREHENSIVE INCOME

     As of April 1, 1999, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders, equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. The Company's prior period financial statements were not impacted by the adoption of Statement 130.

     During the second quarter of 1999 total comprehensive income amounted to $29,078,000, which included $29,432,000 related to the unrealized gain on the Company's available-for-sale common stock investment in Penske Motorsports, Inc. See Note 6 - Subsequent Event for additional information.

Note 3.   CUCAMONGA LEASE

     The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. In 1996, the Company instituted litigation against Cucamonga due to a dispute concerning the amount payable to the Company pursuant to the terms of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995, or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March 1998. The Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to negotiate in good faith a new substitute MWD rate. To date, the parties have been unable to negotiate a substitute Lease Rate; consequently, the matter is being submitted to a reference process, which is a private trial much like arbitration. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of June 30, 1999 is approximately $2,194,000.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Note 4.   SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended June 30, 1999 and 1998 the Company issued $61,000 and $142,000 of common stock, respectively, for the payment of bonuses.

Note 5.   COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

     The Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $18 million and $28 million, depending upon which approved remediation alternatives are eventually selected.

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

Note 6.   SUBSEQUENT EVENT

     On May 10, 1999, PMI and ISC announced that they had signed a definitive merger agreement whereby ISC would acquire PMI for consideration totaling $50.00 per share. On July 26, 1999, the proposed acquisition was consummated. The Company voted for the merger and elected to take the cash and stock election afforded to PMI shareholders. Thus, under the cash and stock election, Kaiser received approximately $24 million in cash and approximately $57 million (1,186,755 shares) in ISC Class A common stock. The Company's Board of Director's is currently reviewing various alternatives with respect to the use of the proceeds derived from the PMI/ISC merger.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                    PART II


Item 1.   LEGAL PROCEEDINGS

     As discussed in the Company's Form 10-K Report for 1998, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding in the second quarter of 1999 except as noted below:

     Eagle Mountain Landfill Project Litigation. On May 7, 1999, a unanimous three-judge panel of the California Court of Appeal, 4th Appellate District, Division 1, completely overturned the prior adverse decision of the San Diego Superior Court on the Landfill Project's environmental impact report. The Court of Appeal's decision in effect certified the environmental impact report and reinstated Riverside County's approval of the Landfill Project. The California Supreme Court on July 21, 1999, denied the opponents request that the Court of Appeal's decision be reviewed and overturned. Landfill opponents have effectively exhausted their challenges under the California Environmental Quality Act. The landfill opponents have appealed another aspect the Landfill Project, the proposed federal land exchange.

     For additional information on the Landfill Project litigation, see "Introduction - Business Update - Waste Management - Eagle Mountain" of this 10-Q Report, as well as the Company's 1998 10-K Report.

Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          A.   See the "Introduction" section of this Form 10-Q Report.

          B. During the second quarter, the Company's Independent Committee continued its work, assisted by Merrill Lynch and other advisors, in evaluating certain strategic alternatives for the Company and its assets.

          C. Due to work undertaken and to be completed by the Company's Special Committee and Independent Committee, the Company's annual meeting of shareholders has been delayed past its usual time. The Company currently anticipates that its annual meeting of shareholders will be held in the fourth quarter of 1999.

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


                                   KAISER VENTURES INC.



Dated: August 13, 1999             /s/ James F. Verhey
                                   -------------------
                                   James F. Verhey,
                                   Sr. Vice President-Finance &
                                   Principal Financial Officer