Form 10-Q
period 1999-09-30
KAISER VENTURES INC
filed 1999-11-15
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1999          Commission File Number 0-18858



                              KAISER VENTURES INC.
                              --------------------
             (Exact name of registrant as specified in its charter)



         DELAWARE                                           94-0594733
--------------------------------                   ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)



                    3633 East Inland Empire Blvd., Suite 850
                           Ontario, California  91764
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


                             Yes         X      No
                                       -------


Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                            Yes        X      No
                                     -------


On November 11, 1999, the Company had 10,699,354 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q


                                                                                               PAGE
INTRODUCTION

  BUSINESS UPDATE                                                                               1

PART I

  Item 1.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              Condition and Results of Operations.......................................        7

  Item 2.     FINANCIAL STATEMENTS......................................................       17

              CONSOLIDATED BALANCE SHEETS...............................................       17

              CONSOLIDATED STATEMENTS OF OPERATIONS.....................................       19

              CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................       20

              CONSOLIDATED STATEMENT OF CHANGES IN
              STOCKHOLDERS' EQUITY......................................................       21

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................       22

PART II

  Item 1.     LEGAL PROCEEDINGS.........................................................       25

  Item 2.     CHANGES IN SECURITIES.....................................................       26

  Item 3.     DEFAULTS UPON SENIOR SECURITIES...........................................       26

  Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.........................       26

  Item 5.     OTHER INFORMATION.........................................................       26

  Item 6.     EXHIBITS AND REPORTS ON FORM 8-K..........................................       27

SIGNATURES..............................................................................       28

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

     The reader is encouraged to read this Form 10-Q Report in conjunction with the first and second quarter 10-Q Reports for 1999 and 10-K Report for 1998, as amended, since the information contained herein is often an update of the information in such reports.

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


                             ADDITIONAL INFORMATION

  A reader of this Form 10-Q Report is strongly encouraged to read the entire report, together with the Company's first and second quarter 1999 10-Q Reports and 1998 Form 10-K Report, as amended, for background information and a complete understanding as to material developments concerning the Company.


                                  INTRODUCTION

BUSINESS UPDATE

General

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments associated with its principal assets which are: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) approximately a 74% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iii) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (iv) approximately 645 acres (gross) of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"); and (v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. In addition, as a result of the acquisition on July 26, 1999 of Penske Motorsports, Inc. ("PMI") by International Speedway Corporation ("ISC"), a publicly traded motorsports company, the

Company's former 11.73% interest in PMI was converted to ISC Class A common stock and cash worth approximately $81 million at the time of the merger. Due to sales of ISC Class A stock subsequent to the merger, as of November 12, 1999, the Company owns approximately 135,000 shares of ISC Class A common stock.

  As discussed in more detail below, the Company recently entered into an agreement to sell virtually all of its remaining Mill Site property.

  Finally, see Part II, "Item 5. OTHER INFORMATION" on page 26 of this report for additional information on the Company.

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

  As a result of changed rates and a new rate structure implemented by MWD as of July 1, 1995, the Company and Cucamonga became involved in a rate dispute under the terms of the Cucamonga Lease. After a trial held in March 1998, the San Bernardino County Superior Court concluded that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. The terms of the Cucamonga Lease require the parties to negotiate, in good faith, a new substitute rate. However, since the parties have not been able to negotiate a new substitute rate, the Cucamonga Lease requires that a new substitute rate be determined in a reference proceeding. A reference proceeding is in effect a private trial. Currently, the reference proceeding to determine the new substitute rate is scheduled to occur during the first quarter of 2000.

  Settlement negotiations continued during the third quarter with San Bernardino County regarding the litigation commenced by the Company's wholly owned subsidiary, Fontana Water Resources, Inc., with regard to water quality and quantity concerns arising from San Bernardino County's Mid-Valley Sanitary Landfill and its proposed expansion. The Company believes the parties are close to reaching a final settlement. However, even though the parties are currently close to reaching a final settlement, there is no assurance that there will ultimately be a satisfactory settlement of the litigation.

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

  On July 26, 1999, ISC acquired PMI. ISC is a leading promoter of motorsports activities in the United States, currently promoting more than 100 events annually. The Company voted for the merger and elected to take the cash and stock election afforded to PMI shareholders. Thus, under the cash and stock election, Kaiser received approximately $24 million in cash and 1,187,407 shares in ISC Class A common stock valued at approximately $57 million as of the date of the merger.

  During the third quarter and subsequent to the merger, the Company sold approximately 535,407 shares of ISC Class A stock at an average sale price of $53.95 per share. Since September 30, 1999 and thorough November 12, 1999, the Company has sold an additional 517,500 shares of ISC stock at a price ranging from $52.50 to $54.375 per share. The Company anticipates that future sales of ISC stock may occur depending upon market conditions and the cash needs of the Company. As of the close of business November 12, 1999, the Company still owns approximately 135,000 shares of ISC Class A common stock.

  On November 12, 1999, the reported closing price of ISC's Class A common stock on the NASDAQ National Market/SM/ System was $54.375.

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

The Mill Site Property

  Agreement to Sell Mill Site Property. In October 1999, the Company and its wholly owned subsidiary, Kaiser Steel Land Development, Inc., entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the "Purchase Agreement") with Ontario Partners I, LLC (the "Buyer") pursuant to which the Company agreed to sell approximately 592 acres of its remaining Mill Site real estate for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property. The sale includes the proposed Kaiser Commerce Center with its proposed truck stop and the East Slag pile property, as well as ancillary items such as the water rights associated with the property. As part of the transaction, the Company will be provided environmental insurance coverage and other financial assurance mechanisms related to the known and unknown environmental obligations and risks associated with the property being sold.

  The Buyer is a new entity formed by LandBank and the Knowlton Group, a Salt Lake City based developer. LandBank, a wholly owned subsidiary of the IT Group, specializes in the acquisition, restoration and redevelopment of environmentally impaired real estate.

  The transaction is subject to extensive due diligence and a number of contingencies. The Buyer may terminate the transaction for any reason prior to the close of its due diligence period, which will end in the first quarter of 2000. If the Buyer is satisfied with the results of its due diligence and all other contingencies are resolved, such as the negotiation of the final terms of certain exhibits to the Purchase Agreement, the transaction would close during the first half of 2000. Given the due diligence to be undertaken by the Buyer and the contingencies involved, there can be no assurance that the transaction will be ultimately consummated or if consummated that it will close on the current terms set forth in the Purchase Agreement.

  The foregoing description of the Purchase Agreement and the proposed transactions contemplated therein does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement attached hereto as Exhibit 10.1 and incorporated herein by this reference.

  Other Sales of Mill Site Property. In addition to entering into an agreement to sell the bulk of the Company's mill site real estate, the Company has sold, is in escrow, or is in negotiating for the sale of the remaining approximately 45 acres of the Mill Site not being sold to Ontario Ventures I, LLC. On November 5, 1995, one of the NAPA Lots of approximately 7.8 acres was sold for a gross cash sales price of $1,698,840, or $5.00 per square foot. On the same day, a sliver of land of approximately .36 of an acre was sold to an adjoining landowner for $68,215.
The Company accepted a promissory note for the $68,215 purchase price. The remaining NAPA Lot of approximately 5.2 acres is currently in escrow at $4.90 per square foot, with a closing anticipated to occur by the end of the fourth quarter of this year. However, there is no assurance that escrow will close on this remaining NAPA Lot.

  The Company is also negotiating the sale of approximately 33 acres, known as the Rancho Cucamonga property. There is no assurance that the negotiations for this property will ultimately lead to a sale of the property.

  Resolution of U.S. Fish & Wildlife Concerns. As previously disclosed, subsequent to the approval of the Kaiser Commerce Center by San Bernardino County, San Bernardino County and the California Transportation Department received a letter from the U. S. Fish and Wildlife Service ("USF&W"). In summary, the letter expressed concerns that the freeway improvements and the Kaiser Commerce Center may have indirect impacts on two federally endangered species, the San Bernardino Kangaroo Rat and the Delphi Sands Flower-Loving Fly. In response to a previous letter, the Company had already surveyed both the Kaiser Commerce Center and the location of the proposed freeway improvements and found no suitable habitat for either species. At a meeting with the USF&W held during the third quarter, its concerns were resolved and it concluded that the proposed freeway improvements and the Kaiser Commerce Center would not have a direct or indirect impact on endangered species.

Waste Management

West Valley Materials Recovery Facility

  The Company, through a wholly-owned subsidiary, and Burrtec Waste Industries, Inc., also through a wholly-owned subsidiary, each own a fifty percent (50%) interest in West Valley MRF, LLC, a limited liability company that owns the West Valley MRF. Phase 1 of the West Valley MRF includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services. The West Valley MRF currently receives and processes up to approximately 2,000 tons per day of non-hazardous commercial and municipal solid waste. Waste is primarily received from jurisdictions in which Burrtec affiliated companies have hauling contracts, and from the cities of Ontario, Chino and Chino Hills. In November 1999, the City of Ontario contracted with the West Valley MRF to assist in the implementation of a recycling program that is being instituted by the city. Thus, the West Valley MRF in 2000 will begin receiving and processing recyclable materials for the benefit of the City of Ontario.

  Given the current volumes of waste being handled by the West Valley MRF, construction of Phase 2 of the West Valley MRF is being considered. Phase 2 would expand the processing capacity of the West Valley MRF from approximately 2,000 tons per day to approximately 3,500 tons per day. The estimated cost of the expansion is currently estimated at approximately $9 - $10 million depending on final design. A final decision on the expansion will probably not be made until late in the fourth quarter of 1999.

Eagle Mountain Landfill Project

  In 1988, the Company entered into a 100-year lease agreement (the "MRC Lease") with MRC. MRC is seeking to develop the Company's former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. MRC became a subsidiary of the Company when the Company's subsidiary, Eagle Mountain Reclamation, Inc., acquired a 70% interest in MRC during the first quarter of 1995 in exchange for the elimination of the minimum monthly rent due the Company under the MRC Lease. The elimination of the minimum monthly rent did not change the future royalty payments due the Company once the landfill commences operations. As a result of a series of private placements, the Company's interest in MRC is now approximately 74%. MRC is currently in the process of undertaking a $4.8 million private placement to its existing shareholders. It is anticipated that the Company will participate in this private placement at least to the extent of its ownership interest in MRC.

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

  On May 7, 1999, the Court of Appeal announced its decision to completely reverse the San Diego Superior Court's prior adverse decision. The Court of Appeal's decision in effect certified the Project EIR and reinstated Riverside County's approval of the Landfill Project. The Court of Appeal concluded that there was substantial evidence to support the decision of the Riverside County Board of Supervisors to approve the Landfill Project in September 1997, and that the San Diego Superior Court had improperly substituted its judgment in concluding that the Project EIR was defective. In June 1999, opponents to the Landfill Project requested that the California Supreme Court review and overturn the Court of Appeal's decision. In July 1999, the California Supreme Court declined to review the Court of Appeal's decision.

  Federal Land Exchange. On October 13, 1999, the Company's wholly owned subsidiary, Kaiser Eagle Mountain, Inc., completed a land exchange with the U.
S. Bureau of Land Management ("BLM"). Completion of the land exchange was a significant positive step for the Project.

  By way of background, for some time the Company had planned to transfer to the BLM approximately 2,800 acres of Kaiser-owned property along its railroad right-of-way, which was identified as prime desert tortoise habitat, in exchange for fee ownership of approximately 3,500 acres of land within the Landfill Project area. In September 1997, the BLM approved the proposed land exchange. A number of protests to the land exchange were received, which protests were denied by the BLM in December 1998. As anticipated, in January 1999 the same two opponents in the EIR litigation discussed above filed an appeal with the Interior Board of Land Appeals ("IBLA") challenging the BLM's decision to proceed with the land exchange. On September 30, 1999, the IBLA issued its decision upholding the decision of the BLM to engage in the proposed land exchange with the Company. This positive decision paved the way for completion of the land exchange.

  Permitting. With the positive decision on the Project's EIR and consummation of the federal land exchange, MRC resumed seeking the final technical permits for the Project. On September 15, 1999, the California Regional Water Quality Control Board- Lower Colorado Basin Region, unanimously approved the waste discharge requirements permit for the Landfill Project. The grant of this permit has been appealed to the California Water Board by one of the opponents to the Landfill Project. A stay on the issuance of the permit is also being sought. The Company and MRC believe that the appeal and stay request are without merit. A decision on the appeal is anticipated by the end of 1999.

  With the Landfill Project's receipt of the waste discharge requirements permit, MRC has received 19 of 20 major permits required for construction and operation of the Landfill Project. MRC is pursuing receipt of the final major permit for the Landfill Project. MRC anticipates soon being before the California Integrated Waste Management Board seeking its concurrence as to the issuance of the final major permit.

  Marketing. Again, as a result of the recent litigation successes and completion of the land exchange, MRC is preparing to accelerate its efforts to market the Landfill Project. MRC has had meetings with several governmental agencies about the possibility of participating in the Landfill Project through the purchase of air or capacity rights or other similar arrangements. These entities include, but are not limited to, the Los Angeles Sanitation District. The Los Angeles Sanitation District has publicly stated that it has an interest in pursuing a possible transaction, including a possible purchase transaction, with respect to the Landfill Project and/or with respect to a competing rail-haul landfill project to be located in Imperial County, California, known as the Mesquite landfill project. However, even though there are periodic discussions with the Los Angeles Sanitation District and others, there is no assurance that any discussions will ultimately lead to an agreement with regard to the Landfill Project or as to the timing or terms of any agreement if one is ultimately negotiated.

  Risks. As is discussed in more detail in the Company's 1998 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project which must be overcome to achieve the financing, permitting, construction, opening, and operation of the Landfill Project. There have been and will continue to be opponents to the Landfill Project. Given the legal challenges that have occurred to date and the controversies that generally surround landfill projects, future legal challenges are likely. In addition, the Landfill Project faces competition from a variety of sources, including the competing Mesquite rail-haul landfill project to be located in Imperial County, California. The Mesquite landfill project has reported that it has received all of its major permits and should soon be able to commence construction. In addition, the Mesquite Landfill Project is targeting many of the same customers that MRC also believes are potential customers for the Landfill Project. There is no assurance that the Landfill Project will be successfully permitted and ultimately operational.



                  [Remainder of Page Intentionally Left Blank]

                                     PART I

Item 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Section 1:  Operating Results

General

  Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company with a long-term emphasis on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) approximately a 74% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iii) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (iv) approximately 629 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"), a portion of which is currently being developed as the Kaiser Commerce Center; and (v) the 11,350 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 460 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. In addition, as a result of the July 26, 1999 acquisition of Penske Motorsports, Inc. ("PMI") by International Speedway Corporation ("ISC"), a publicly traded motorsports company, the Company's former 11.73% interest in PMI was converted into $24.4 million of cash and 1,187,407 shares of ISC Class A common stock. As of September 30, 1999, Kaiser had sold approximately 535,000 shares of the ISC stock it received from the merger. Subsequent to September 30, 1999, the Company has sold an additional 517,500 shares of ISC Class A stock as of November 12, 1999.

  The Company accounts for its investment in ISC in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FASB 115). Under FASB 115, the Company's investment in ISC stock is classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As a result, at September 30, 1999, the Company wrote up its investment in ISC by $3.0 million to its fair value of $34.3 million, and credited a separate component of stockholders' equity and deferred taxes with $1.8 million and $1.2 million, respectively.

Primary Revenue Sources

Ongoing Operations

  The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga. Property redevelopment revenues primarily reflect revenues from long-term redevelopment activities including water and waste water treatment revenues at the Mill Site Property; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflects Kaiser's share of income related to those equity investments (i.e., PMI commencing April 1996 through March 31, 1999) and joint ventures (i.e., West Valley MRF from January 1, 1998) which the Company accounts for under the equity method. The gain on the merger of PMI into ISC was realized in cash and stock, on July 26, 1999. The realized gain on the sale of ISC stock is due to the Company selling ISC stock subsequent to the merger between PMI and ISC.

Interim Activities

  Revenues from interim activities are generated from various sources primarily related to the Mill Site Property. Interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials, and other miscellaneous short-term activities. Revenues from these activities are declining rapidly as the development of the remaining Mill Site property proceeds.

Summary of Revenue Sources

  Due to the developmental nature of certain Company projects and the Company's recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues are not meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See "Part I, Item 1. - Business" for a discussion of recent material events affecting the Company's revenue sources.

Results of Operations

Analysis of Results for the Quarters Ended September 30, 1999 and 1998

  An analysis of the significant components of the Company's resource revenues for the quarters ended September 30, 1999 and 1998 follows:

                                                              1999                 1998            % Inc. (Dec)
                                                      --------------------  ------------------  -------------------
Ongoing Operations
 Water resource.....................................          $ 1,188,000          $1,176,000                   1%
 Property redevelopment.............................              355,000             468,000                 (24%)
 Gain on merger of PMI into ISC.....................           35,713,000                 ---                 100%
 Gain on sale of ISC stock..........................            3,192,000                 ---                 100%
 Income from equity method
  investments.......................................
    Penske Motorsports Inc..........................                  ---             402,000                (100%)
    West Valley MRF, LLC............................              368,000                 ---                 100%
                                                              -----------          ----------                ----

  Total ongoing operations..........................           40,816,000           2,046,000                1895%
                                                              -----------          ----------                ----

Interim Activities                                                116,000             370,000                (69%)
                                                              -----------          ----------                ----

  Total resource revenues...........................          $40,932,000          $2,416,000                1594%
                                                              ===========          ==========                ====

Revenues as a Percentage of Total Resource Revenues:
 Ongoing operations.................................                  100%                 85%
 Interim activities.................................                    0%                 15%
                                                              -----------          ----------

  Total resource revenues...........................                  100%                100%
                                                              ===========          ==========

  Resource Revenues. Total resource revenues for the third quarter of 1999 were $40,932,000, compared to $2,416,000 for 1998. Revenues from ongoing operations increased 19-fold during the quarter to $40,816,000 from $2,046,000 in 1998, while revenues from interim activities decreased 69% to $116,000 from $370,000 in 1998. Revenues from ongoing operations as a percentage of total revenues increased to 100% in 1999 from 85% in 1998.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,188,000 during the third quarter of 1999 compared to $1,176,000 for 1998. The 1% increase in water revenues during the quarter reflects: (a) an increase, as of July 1, 1999, in the effective non-interruptible untreated water rate being paid by Cucamonga to $356.50 from $354.00 per acre foot; and (b) an increase, effective January 1, 1999, in the Company's effective interest in Fontana Union from 57.33% to 57.37%, due to a decline in the number of Fontana Union shareholders taking water. As previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of September 30, 1999 is approximately $2,349,000. In addition, MWD has stated that it may further refine its rate structure in the future.

  Property redevelopment revenues were $355,000 for 1999 compared to $468,000 for 1998. The 24% decrease from 1998 is primarily the reduction of certain reserves deemed no longer necessary in 1998 ($142,000) being partially offset by increased iron ore sales from the California mines ($15,000) and a 5% lease increase included in the 2 1/2 year lease extension with Management Training Corporation ($10,000).

  Income from equity method investments decreased to $368,000 for the third quarter of 1999 compared to $402,000 for 1998. The decrease of $34,000 reflects the discontinuance of recording equity income from PMI ($402,000) effective April 1, 1999 due to the merger between ISC and PMI being partially offset by an increase in the third quarter equity income of the WVMRF ($368,000).

  During the third quarter, ISC consummated its merger with PMI, purchasing the 88% of PMI's common stock it did not already own for $50.00 per share. Kaiser received, under the cash and stock election of 30% and 70%, respectively, $24.4 million in cash and 1,187,407 of ISC Class A common stock. As a result of the merger, the Company recognized a gain of $35.7 million during the third quarter of 1999.

  Subsequent to the merger of PMI into ISC, the Company commenced an orderly liquidation of a portion of its common stock of ISC. Through the end of the third quarter the Company sold approximately 535,000 shares of ISC common stock resulting in a gain of $3,192,000. Subsequent to the end of the third quarter through November 12, 1999, the Company sold an additional 517,500 shares of ISC stock.

  Interim Activities. Revenues from interim activities for the third quarter of 1999 were $116,000 compared to $370,000 for 1998. The 69% decrease in revenues from interim activities in 1999 is attributable to lower revenues from tenant rental and services revenues at the Mill Site due to continued redevelopment activities ($254,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the third quarter of 1999 decreased to $666,000 from $854,000 in 1998. Operations and maintenance costs for 1999 were $232,000 compared to $346,000 for 1998. The 33% decrease in 1999 operations and maintenance costs was primarily due to reduced manpower and salaries ($17,000) and lower maintenance and supplies costs for buildings and equipment at the Mill Site and Eagle Mountain ($94,000). Administrative support expenses for the third quarter of 1999 decreased 15% to $434,000 from $508,000 for 1998. This decrease was primarily due to lower outside service expenses at the Mill Site and Eagle Mountain ($126,000), lower salaries and benefits at the Mill Site due to layoffs in the first and second quarters of 1999 ($16,000). These decreases were partially offset by higher outside legal costs associated with water revenue ($50,000), increased depreciation expense ($15,000), and higher salaries and benefits at Eagle Mountain ($8,000).

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter of 1999 increased 22% to $1,012,000 from $976,000 for 1998. The increase is primarily due to higher professional and outside consulting expenses ($53,000) being partially offset by lower payroll and related expenses ($16,000).

  Net Interest Expense. Net interest expense for the third quarter of 1999 was $104,000 compared to $254,000 in 1998. The decrease was due primarily to an increase in interest income ($250,000) associated with the increase in cash being partially offset by an increase in interest expense ($75,000) associated with additional long term debt under the Union Bank of California ("Union Bank") credit facility and an increase in the amortization of deferred loan fees ($24,000).

  Pre-Tax Loss and Income Tax Provision. The Company recorded income before income tax provision of $39,150,000 for the third quarter of 1999, a $38,818,000 increase from the $332,000 of income recorded in 1998. An income tax expense of $9,843,000 was recorded in the third quarter of 1999 as compared with $143,000 for 1998. Less than 50% of the tax provision is currently payable with the remainder being credited directly to equity as a result of the utilization of NOLs.

  Net Income. For third quarter of 1999, the Company reported net income of $29,307,000, or $2.77 basic earnings per share, a $29,189,000 increase from the income of $189,000, or $.02 basic earnings per share, reported for 1998.

Analysis of Results for the Nine Months Ended September 30, 1999 and 1998

  An analysis of the significant components of the Company's resource revenues for the nine months ended September 30, 1999 and 1998 follows:

                                                              1999                 1998            % Inc. (Dec)
                                                      --------------------  ------------------  -------------------
Ongoing Operations
 Water resource.....................................          $ 3,548,000          $3,514,000                   1%
 Property redevelopment.............................            1,081,000           1,145,000                  (6%)
 Gain on merger of PMI into ISC.....................           35,713,000                 ---                 100%
 Gain on sale of ISC stock..........................            3,192,000                 ---                 100%
 Income (loss) from equity method
  Investments.......................................
    Penske Motorsports Inc..........................             (329,000)          1,475,000                 n/a
    West Valley MRF, LLC............................              580,000              40,000                1350%
                                                              -----------          ----------                ----

  Total ongoing operations..........................           43,785,000           6,174,000                 609%
                                                              -----------          ----------                ----

Interim Activities..................................              286,000             981,000                (71%)
                                                              -----------          ----------                ----

  Total resource revenues...........................          $44,071,000          $7,155,000                 516%
                                                              ===========          ==========                ====

Revenues as a Percentage of Total Resource Revenues:
 Ongoing operations.................................                   99%                 86%
 Interim activities.................................                    1%                 14%
                                                              -----------          ----------

  Total resource revenues...........................                  100%                100%
                                                              ===========          ==========

  Resource Revenues. Total resource revenues for the first nine months of 1999 were $44,071,000, compared to $7,155,000 for 1998. Revenues from ongoing operations increased 6-fold during the nine months to $43,785,000 from $6,174,000 in 1998, while revenues from interim activities decreased 71% to

$286,000 from $981,000 in 1998. Revenues from ongoing operations as a percentage of total revenues increased to 99% in 1999 from 86% in 1998.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $3,548,000 during the first nine months of 1999 compared to $3,514,000 for 1998. The 1% increase in water revenues reflects:
(a) an increase, as of July 1, 1998, in the effective non-interruptible untreated water rate being paid by Cucamonga to $354.00 from $351.75 per acre foot; (b) an increase, as of July 1, 1999, in the effective non-interruptible untreated water rate being paid by Cucamonga to $356.50 from $354.00 per acre foot; and (c) an increase, effective January 1, 1999, in the Company's effective interest in Fontana Union from 57.33% to 57.37%, due to a decline in the number of Fontana Union shareholders taking water. As previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of September 30, 1999 is approximately $2,349,000. In addition, MWD has stated that it may further refine its rate structure in the future.

  Property redevelopment revenues were $1,081,000 for the first nine months of 1999 compared to $1,145,000 for 1998. The 6% decrease from 1998 is primarily the result of the reduction of certain reserves deemed no longer necessary ($142,000), being partially offset by a 5% lease increase included in the 2 1/2 year lease extension with Management Training Corporation ($33,000) and increased iron ore sales from the California mines ($39,000).

  Income (loss) from equity method investments decreased to $251,000 for the first nine months of 1999 from $1,515,000 for 1998. The decrease of $1,264,000 reflects the discontinuance of recording equity income from PMI ($1,623,000) effective April 1, 1999 due to the merger between ISC and PMI that was announced in May 1999, and an increase in the reported first quarter net loss of PMI ($181,000) being partially offset by an increase in equity income from the WVMRF ($540,000).

  During the third quarter, ISC consummated its merger with PMI, purchasing the 88% of PMI's common stock it did not already own for $50.00 per share. Kaiser received, under the cash and stock election of 30% and 70% respectively, received $24.4 million in cash and 1,187,407 of ISC Class A common stock. As a result of the merger the Company recognized a gain of $35.7 million.

  Subsequent to the merger of PMI into ISC, the Company commenced an orderly liquidation of a portion of its position in the common stock of ISC. Through the end of the third quarter, the Company sold approximately 535,000 shares of ISC common stock resulting in a gain of $3,192,000. Subsequent to the end of the third quarter, the Company sold an additional 130,000 shares of ISC stock.

  Interim Activities. Revenues from interim activities for the first nine months of 1999 were $286,000 compared to $981,000 for 1998. The 71% decrease in revenues from interim activities in 1999 is primarily attributable to lower revenues from tenant rental and services sales at the Mill Site due to continued redevelopment activities ($719,000) being partially offset by increased scrap and metallic sales at the Mill Site ($28,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the first nine months of 1999 decreased to $1,982,000 from $2,738,000 in 1998. Operations and maintenance costs for the first nine months of 1999 were $664,000 compared to $997,000 for 1998. The 33% decrease in operations and maintenance costs thus far in 1999 was primarily due to lower salaries at the Mill Site ($33,000) and maintenance and supply costs for buildings and equipment at the Mill Site and Eagle Mountain ($294,000). Administrative support expenses for the first nine months of 1999 decreased 24% to $1,318,000 from $1,741,000 for 1998. This decrease was primarily due to a decrease in outside legal costs associated with the CCWD lease rate dispute ($105,000), the reduction of certain reserves for bad debt ($112,000), and lower outside service expenses at the Mill Site and Eagle Mountain ($328,000) being partially offset by restructuring charges relating to planned layoffs at the Mill Site ($100,000) and higher depreciation expense relating to the sewer plant improvements ($29,000) at the Mill Site.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 1999 decreased 11% to $2,754,000 from $3,089,000 for 1998. The decrease is primarily due to lower payroll and related expenses ($112,000) and lower professional and outside consulting expenses ($219,000).

  Net Interest Expense. Net interest expense for the first nine months of 1999 was $757,000 compared to $728,000 in 1998. The increase was due primarily to:
(a) an increase in interest expense ($192,000) associated with additional long term debt under the Union Bank of California ("Union Bank") credit facility; (b) an increase in the amortization of deferred loan fees ($72,000); being mostly offset by higher interest income ($234,000) associated with the increase in cash.

  Pre-Tax Income and Income Tax Provision. The Company recorded income before income tax provision of $38,578,000 for the first nine months of 1999, a $37,978,000 increase from the $600,000 of income recorded in 1998. An income tax expense of $9,624,000 was recorded for the first nine months of 1999 as compared with $259,000 recorded in 1998. Less than 50% of the tax provision is currently payable with the remainder being credited directly to equity as a result of the utilization of NOLs.

  Net Loss. For first nine months of 1999, the Company reported net income of $28,954,000, or $2.71 basic earnings per share, a $28,613,000 increase from the net income of $341,000, or $.03 basic earnings per share, reported for 1998.

                         Section 2:  Financial Position

  Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $53,328,000 to $56,737,000 at September 30, 1999 from $3,409,000 at December 31, 1998. Included in cash and cash equivalents is $1,987,000 and $2,545,000 held solely for the benefit of MRC at September 30, 1999 and December 31, 1998, respectively. The increase in cash and cash equivalents is primarily due to: (a) proceeds from the PMI / ISC merger ($24,419,000); (b) proceeds from the sale of ISC stock ($28,859,000); (c) increased borrowings under the Company's Union Bank revolving-to-term credit facility ($3,000,000); (d) cash provided by operations ($356,000); (e) equity funding by the MRC minority partners ($393,000); and (f) the issuance of common stock relating to the exercise of stock options ($128,000) being partially offset by $2,552,000 in capital expenditures and $1,350,000 in environmental remediation costs.

  Working Capital. During the first nine months of 1999, current assets increased $52,783,000 to $58,631,000 while current liabilities increased $5,909,000 to $14,244,000. The increase in current assets resulted primarily from the $53,328,000 increase in cash and cash equivalents being offset by a $545,000 decline in net accounts receivable. The increase in current liabilities resulted primarily from an increase in current income taxes payable ($4,793,000) and in accounts payable and accrued liabilities associated with the permitting of Eagle Mountain landfill and environmental remediation at the Mill Site. Included in current liabilities as of September 30, 1999 is $684,000 in accounts payable and accrued liabilities relating to MRC. As a result of the above, working capital increased during the first nine months of 1999 by $46,874,000 to $44,387,000 at September 30, 1999.

  Real Estate. Real Estate increased $414,000 during 1999 due to the costs associated with continuing redevelopment of the Mill Site properties.

  Investments. As a result of the PMI / ISC merger in July 1999, the Company's investment in PMI was converted into $24.4 million of cash and $57.0 million (or 1,187,407 shares) of ISC Class A common stock valued at $47.98 per share. Subsequent to the merger, the Company sold approximately 535,000 shares of ISC stock, reducing its investment by $25.7 million. At September 30, 1999, there was a $3.0 million increase in the Company's investment in ISC due to the Company's recording of the unrealized gain pursuant to FAS 115 based upon ISC's stock price of $52.56 at that date. The Company's investment in the WVMRF increased by $580,000 during the first nine months of 1999 due to the Company's recording of its 50% equity share of the WVMRF's income for the first nine months of 1999.

  Other Assets. The increase in other assets ($2,042,000) is primarily related to capitalized landfill permitting and development costs incurred by MRC ($2,290,000) and capital improvements at the Mill Site and Eagle Mountain ($245,000), being partially offset by an increase in accumulated depreciation and amortization as of September 30, 1999 ($407,000) and a reduction in the long term portion of a note receivable ($75,000).

  Environmental Remediation. The Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $17 million and $27 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected. In order to provide better information regarding these future remediation and other environmental costs, the Company elected, in 1996, to restate its balance sheets to show as a separate liability rather than, as previously, an offset to land, the amount of future environmental related costs reflected in its financial statements. The restatement reflects the original $34.7 million remediation adjustment to land; the $6.6 million groundwater remediation reserve recorded in 1988 when the Company emerged from bankruptcy as the reorganized successor of KSC; and the net $12.5 million in environmental insurance litigation settlement proceeds received in 1995 being offset by approximately $26.9 million in remediation and other environmental costs expended through September 30, 1999. The Company's decision to restate its balance sheet was based upon, among other things, the more extensive investigation and remediation activities that have been pursued over the past several years and the Company's ability to better estimate the probable range of future remediation and other environmental costs.

  As of September 30, 1999, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet were approximately $26.9 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $28.3 million as of December 31, 1998. The decrease is a result of approximately $1.4 million in remediation and other environmental costs incurred in the first nine months of 1999 on the Mill Site property.

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

  Long-term Debt. Of September 30, 1999, the Company had $16,750,000 in long-term debt, solely comprised of borrowings under the Company's $30,000,000 revolving-to-term credit facility with Union Bank.

  Long-term Liabilities. The $1,711,000 decrease in other long-term liabilities, excluding long-term debt, is primarily as a result of $1,410,000 in environmental remediation undertaken during the first nine months of 1999 and a decrease of $483,000 in other long term liabilities being partially offset by a $182,000 increase in the deferred tax liability primarily associated with the Company's investment in ISC.

  Minority Interest and Other Liabilities. As of September 30, 1999, the Company has recorded $4,168,000 of minority interest relating to the approximately 26% ownership interest in MRC the Company does not own.

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

  On-Going Operations. As noted above, the Company's revenues from ongoing operations are generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year take-or-pay lease with Cucamonga, and the 50% equity ownership of the West Valley MRF, are essentially complete and the Company has been recognizing significant revenues and income from these investments. The Company expects revenues from these projects and investments to increase over time as certain key economic factors impacting these projects and investments increase. In addition, the Company continues to evaluate these completed projects and investments in light of how to best provide maximum realizable value to its shareholders.

  In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (now called Inland Empire Utilities Agency (the "Lease Rate") upon which the lease payments are calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of approximately 8.0% per year during the past 25 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at less than 5.0% per year for the next 2-4 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. In March 1998, the San Bernardino Superior Court ruled that the Lease Rate had been discontinued as of July 1, 1995. Thus, the parties are required to negotiate in good faith a substitute Lease Rate. To date, the parties have been unable to negotiate a substitute Lease Rate; consequently, the matter has been submitted to a reference process, which is a private trial much like arbitration. The reference process or trial is scheduled to occur during the first quarter of 2000.

  In regard to the Company's 50% interest in the WVMRF, the most significant factors affecting the Company's future equity income from the WVMRF will be the possible expansion of the facility to meet the expanding demand for the WVMRF's processing services. Since the beginning of 1999, the facility has been operating at full capacity and recently began to explore the potential of expanding the processing capabilities of the facility under its existing permits. A Phase 2 expansion of the WVMRF would cost approximately $9-10 million and would increase processing capacity from 2,000 to 3,500 tons per day. The Company would be responsible for 50% of the $1.0 million in equity and $8-9 million in debt associated with the cost of the expansion.

  The Company has received the final approvals necessary for the development of a variety of possible commercial, industrial and recreational uses relative to the redevelopment of approximately 448 acres (gross) of the Mill Site Property. The Company received approval, from San Bernardino County, of its EIR for the project in April 1999, and is seeking the final approval of the California Department of Transportation ("CalTrans") for improvements to the existing freeway access to the site. In support of these efforts, the Company expects to spend, in 1999, up to approximately $3.8 million for required environmental remediation. The $3.8 million to be spent in 1999 for required environmental remediation is a component of the $17-27 million estimate to complete all remaining required remediation for the Mill Site Property. In addition, substantial future capital expenditures will be required to complete the necessary on-site and off-site improvements for the redevelopment of remaining Mill Site Property. As a result of the approval of the Kaiser Commerce Center project by San Bernardino County and the active Southern California real estate market, the Company has received a number of unsolicited offers from potential bulk purchasers and retail users regarding the possible purchase of property within the project area, as well as the Company's remaining NAPA Lots and the Rancho Cucamonga parcel.

  In July 1999, the Company entered into two definitive purchase agreements to sell the 2 remaining NAPA Lots, totaling 13 acres, for $4.90 and $5.00 per square foot, respectively. One lot sale closed on November 5, 1999, with a gross sales of $1,698,840 or $5.00 per square foot. A very small parcel (.36 of an acre) created from the sold parcel also sold in November for a gross sales price of $68,215. The remaining NAPA Lot of approximately 5.5 acres is scheduled to close by year-end. It is in escrow at $4.90 per square foot.

  In addition, on October 19, 1999, the Company entered into an agreement with Ontario Ventures I, LLC to sell the bulk of its remaining Mill Site Property for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and liabilities associated with the Mill Site real estate. The Buyer is a new entity formed by LandBank, a wholly owned subsidiary of The IT Group, and The Knowlton Group, a Salt Lake City based developer. LandBank specializes in the acquisition, restoration and redevelopment of environmentally impaired real estate. The transaction is subject to extensive due diligence and a number of contingencies. If the buyer is satisfied with the results of its due diligence investigation and all other contingencies are resolved, the transaction would potentially close during the first half of 2000. Given the contingencies involved, there can be no assurances that the transaction will close on the terms negotiated or will ultimately be consummated at all. See "INTRODUCTION - Business Update - The Mill Site Property" for additional information.

  The Company also has been spending capital in the continued development of its other major project: the repermitting of the Eagle Mountain Landfill by MRC, the Company's 74% owned subsidiary. If it is successful in completing the development of this project as planned, the Company expects to generate significant future revenues and net income. However, as is noted in the 1998 Form 10-K Report and elsewhere in this Report, there are numerous risks associated with completing the re-permitting of the Landfill Project that could materially impact the Company's future revenues and net income from this project.

  In regard to the Company's investment in MRC, a number of significant milestones, as discussed above, have been achieved during 1999. MRC expects that the Eagle Mountain Landfill could be fully permitted by the end of the first half of 2000. However, new litigation and further delays are possible. Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company has, to date, continued to make investments in MRC. Through a series of private placements with existing MRC shareholders, from July 1995 through March 31, 1999, a total of $14.9 million has been raised by MRC, with Kaiser contributing approximately $11 million of that amount. The Company has also approved advances to MRC totaling $1.2 million for 1999, which together with the minority shareholders advances, will fund MRC through September 30, 1999. Additional funding for 1999 and 2000 is expected to be approved by the Company in the fourth quarter of 1999. MRC is currently undertaking a $4.8 million private placement.

  Finally, in regard to the Company's remaining investment in ISC stock, the Company will continue to review the prospects for further appreciation in ISC's stock price and may sell additional shares ISC stock based upon its evaluation of those prospects.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) the approximately $24 million in cash from the PMI/ISC merger; (b) cash provided from operating activities; and (c) amounts available under its $30,000,000 revolving-to-term credit facility (less $4,850,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue to fund the development of its long-term projects and investments. As was discussed in more detail above, the Company expects to commit, in 1999, a total of approximately $8.4 million for capital projects and investments. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, the sale of ISC stock, partnerships, joint venture arrangements, additional equity, or the sales or monetization of assets.

  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. As was the case during the third quarter of 1999, the Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at September 30, 1999, are approximately $69 million for federal purposes and $102,000 for California purposes. The federal NOLs expire in varying amounts over a period from year 2000 to 2014 while the California NOLs expire from 2000 through 2004. Based upon the taxable gains generated thus far during 1999, the Company will be able to utilize all the federal and California NOLs expiring through 2005.

  Please note that if, within a three-year period, 50% or more of the stock of the Company changes ownership, the future annual use of NOLs may be limited.
The annual limitation would be calculated as the product of: (i) the highest long-term tax-exempt rate for a designated period prior to the ownership change; and (ii) the market value of the Company at such time.



                  [Remainder of Page Intentionally Left Blank]

                          CONSOLIDATED BALANCE SHEETS
                                     as of



                                                                September 30,               December 31,
                                                                    1999                       1998
                                                             -------------------       --------------------
                                                                (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents...............................        $ 56,737,000                $  3,409,000
  Accounts receivable and other, net of allowance for
   doubtful accounts of $117,000 and $303,000,
   respectively............................................           1,794,000                   2,339,000
   Note receivable.........................................             100,000                     100,000
                                                                   ------------                ------------

                                                                     58,631,000                   5,848,000
                                                                   ------------                ------------

Investment in common stock of Penske Motorsports, Inc......                 ---                  45,784,000
                                                                   ------------                ------------

Investment in common
stock of International Speedway Corp.......................          34,297,000                         ---
                                                                   ------------                ------------

Investment in Fontana Union Water Company..................          16,108,000                  16,108,000
                                                                   ------------                ------------

Investment in West Valley MRF..............................           3,129,000                   2,549,000
                                                                   ------------                ------------

Real Estate
   Land and improvements...................................          15,621,000                  15,621,000
   Real estate in development..............................          41,021,000                  40,607,000
                                                                   ------------                ------------

                                                                     56,642,000                  56,228,000
                                                                   ------------                ------------

Other Assets
   Note Receivable.........................................             639,000                     714,000
   Landfill permitting and development.....................          14,931,000                  12,641,000
   Buildings and equipment (net)...........................           2,871,000                   2,949,000
   Other assets............................................              26,000                     121,000
                                                                   ------------                ------------

                                                                     18,467,000                  16,425,000
                                                                   ------------                ------------

Total Assets...............................................        $187,274,000                $142,942,000
                                                                   ============                ============


The accompanying notes are an integral part of the consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                                     as of



                                                                September 30,              December 31,
                                                                    1999                      1998
                                                            --------------------       -------------------
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable.......................................         $    980,000               $    708,000
   Income taxes payable...................................            4,793,000                        ---
   Accrued liabilities....................................            4,666,000                  3,822,000
   Environmental remediation..............................            3,805,000                  3,805,000
                                                                   ------------               ------------

                                                                     14,244,000                  8,335,000
                                                                   ------------               ------------

Long-term Liabilities
   Deferred gain on sale of real estate...................              656,000                    656,000
   Accrued liabilities....................................            1,291,000                  1,774,000
   Deferred tax liabilities...............................            2,531,000                  2,349,000
   Long-term debt.........................................           16,750,000                 13,750,000
   Environmental remediation..............................           23,055,000                 24,465,000
                                                                   ------------               ------------

                                                                     44,283,000                 42,994,000
                                                                   ------------               ------------

Total Liabilities.........................................           58,527,000                 51,329,000
                                                                   ------------               ------------

Minority Interest.........................................            4,168,000                  3,775,000
                                                                   ------------               ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
    13,333,333 shares; issued and outstanding
    10,699,354 and 10,685,257 respectively................              321,000                    321,000
   Capital in excess of par value.........................           80,736,000                 74,741,000
   Retained earnings since November 15, 1988..............           41,730,000                 12,776,000
   Accumulated other comprehensive income.................            1,792,000                        ---
                                                                   ------------               ------------

Total Stockholders' Equity................................          124,579,000                 87,838,000
                                                                   ------------               ------------

Total Liabilities and Stockholders' Equity................         $187,274,000               $142,942,000
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

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                for the Three and Nine Months Ended September 30
                                  (Unaudited)

                                                         Three Months Ended                           Nine Months Ended
                                                            September 30                                 September 30
                                              ---------------------------------------     ----------------------------------------
                                                     1999                  1998                   1999                  1998
                                                ---------------       ---------------       ----------------       ---------------
Resource Revenues
 Ongoing Operations
  Water resource..............................     $ 1,188,000            $ 1,176,000           $ 3,548,000            $ 3,514,000
  Property redevelopment......................         355,000                468,000             1,081,000              1,145,000
  Gain on merger of  PMI into ISC.............      35,713,000                    ---            35,713,000                    ---
  Gain on sale of ISC common stock............       3,192,000                    ---             3,192,000                    ---
  Income (loss) from equity method investments
   Penske Motorsports Inc.....................             ---                402,000              (329,000)             1,475,000
   West Valley MRF, LLC.......................         368,000                    ---               580,000                 40,000
                                                   -----------            -----------           -----------            -----------

   Total ongoing operations...................      40,816,000              2,046,000            43,785,000              6,174,000
                                                   -----------            -----------           -----------            -----------

 Interim Activities                                    116,000                370,000               286,000                981,000
                                                   -----------            -----------           -----------            -----------

   Total resource revenues....................      40,932,000              2,416,000            44,071,000              7,155,000
                                                   -----------            -----------           -----------            -----------

Resource Operating Costs
 Operations and maintenance...................         232,000                346,000               664,000                997,000
 Administrative support expenses..............         434,000                508,000             1,318,000              1,741,000
                                                   -----------            -----------           -----------            -----------

   Total resource operating costs.............         666,000                854,000             1,982,000              2,738,000
                                                   -----------            -----------           -----------            -----------

Income from Resources.........................      40,266,000              1,562,000            42,089,000              4,417,000

 Corporate general and administrative expenses       1,012,000                976,000             2,754,000              3,089,000
                                                   -----------            -----------           -----------            -----------

Income from Operations........................      39,254,000                586,000            39,335,000              1,328,000

 Net Interest expense.........................         104,000                254,000               757,000                728,000
                                                   -----------            -----------           -----------            -----------

Income before Income Tax Provision............      39,150,000                332,000            38,578,000                600,000

 Income tax provision
  Currently payable...........................       4,817,000                  7,000             4,831,000                 21,000
  Deferred tax benefit........................      (1,013,000)                   ---            (1,013,000)                   ---
  Deferred tax expense credited to equity.....       6,039,000                136,000             5,806,000                238,000
                                                   -----------            -----------           -----------            -----------

Net Income....................................     $29,307,000            $   189,000           $28,954,000            $   341,000
                                                   ===========            ===========           ===========            ===========

Basic Earnings Per Share......................           $2.77                   $.02                 $2.71                   $.03
                                                   ===========            ===========           ===========            ===========

Diluted Earnings Per Share....................           $2.73                   $.02                 $2.67                   $.03
                                                   ===========            ===========           ===========            ===========

Basic Weighted Average Number of Shares
 Outstanding..................................      10,583,000             10,685,000            10,698,000             10,657,000


Diluted Weighted Average Number of Shares
 Outstanding..................................      10,752,000             10,858,000            10,839,000             10,836,000

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the Nine Months Ended September 30
                                  (Unaudited)


                                                                1999                1998
                                                         ------------------  ------------------
Cash Flows from Operating Activities
 Net Income............................................       $ 28,954,000         $   341,000
 Provision for income tax which is credited to equity..          5,806,000             238,000
 Deferred tax (benefit) expense........................         (1,013,000)                ---
 Equity income in Penske Motorsports, Inc. and West
  Valley MRF, LLC......................................           (251,000)         (1,515,000)

 Gain on merger of PMI into ISC........................        (35,713,000)                ---
 Gain on sale of ISC common stock......................         (3,192,000)                ---
 Depreciation and amortization.........................            407,000             327,000
 Allowance for doubtful accounts.......................            (50,000)             (3,000)
 Changes in assets:
   Receivables and other...............................            595,000             321,000
 Changes in liabilities:
   Current liabilities.................................             90,000            (152,000)
   Income taxes payable................................          4,793,000                 ---
   Long-term accrued liabilities.......................            (70,000)            100,000
                                                              ------------         -----------

 Net cash flows from operating activities..............            356,000            (343,000)
                                                              ------------         -----------

Cash Flows from Investing Activities
 Minority interest.....................................            393,000             510,000
 Note receivable collections...........................             75,000             406,000
 Proceeds from the merger of PMI into ISC..............         24,419,000                 ---
 Proceeds from the sale of ISC common stock............         28,859,000                 ---
 Capital expenditures..................................         (2,552,000)         (3,507,000)
 Environmental remediation expenditures................         (1,350,000)         (1,855,000)
                                                              ------------         -----------

 Net cash flows from investing activities..............         49,844,000          (4,446,000)
                                                              ------------         -----------

Cash Flows from Financing Activities
 Issuance of common stock..............................            128,000             133,000
 Principal payments on note payable....................                ---          (5,102,000)
 Borrowings under revolver-to-term credit facility.....          3,000,000           7,750,000
 Payment of loan fees..................................                ---             (50,000)
                                                              ------------         -----------

 Net cash flows from financing activities..............          3,128,000           2,731,000
                                                              ------------         -----------

Net Changes in Cash and Cash Equivalents...............         53,328,000          (2,058,000)

Cash and Cash Equivalents at Beginning of Year.........          3,409,000           4,330,000
                                                              ------------         -----------

Cash and Cash Equivalents at End of Quarter............       $ 56,737,000         $ 2,272,000
                                                              ============         ===========

The accompanying notes are an integral part of the consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  for the Nine Months Ended September 30, 1999
                                  (Unaudited)



                                                                          Accumulated
                                                          Capital In         Other
                                      Common Stock        Excess of      Comprehensive      Retained
                                -----------------------
                                    Shares     Amount     Par Value         Income          Earnings        Total
                                -------------------------------------------------------------------------------------
Balance at December 31, 1998      10,685,257   $321,000   $74,741,000  $             ---   $12,776,000   $ 87,838,000
                                                                                                         ------------

   Net income...................         ---        ---           ---                ---    28,954,000     28,954,000

   Other comprehensive income,
    unrealized gain on
       securities net of tax
        and reclassification             ---        ---           ---          1,792,000           ---      1,792,000
        adjustments.............                                                                         ------------



   Comprehensive income.........                                                                           30,746,000
                                                                                                         ------------

   Provision for income tax,
    credited to equity..........                            5,806,000                                       5,806,000
                                                                                                         ------------

   Issuance of shares of
       common stock.............      14,097        ---       189,000                ---           ---        189,000
                                  ----------  ---------   -----------  -----------------  ------------   ------------

Balance at September 30, 1999     10,699,354   $321,000   $80,736,000         $1,792,000   $41,730,000   $124,579,000
                                  ==========  =========   ===========  =================  ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  BASIS OF PRESENTATION

  The unaudited, consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at September 30, 1999, and results of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998.


Note 2.  COMPREHENSIVE INCOME

  As of April 1, 1999, the Company adopted FASB 130, Reporting Comprehensive Income. FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. FASB 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income, which prior to adoption were reported separately in shareholders' equity. The Company's prior period financial statements were not impacted by the adoption of FASB 130.

  The components and related tax effects of other comprehensive income for the nine months ended September 30, 1999 are as follows:

                                                       Before-Tax                Tax                     Net-of-Tax
                                                         Amount           (Benefit)/Expense                Amount
Unrealized gains on securities:
 Cumulative unrealized gains on PMI
  common stock prior to merger                        $ 35,713,000              $ 8,449,000               $ 27,264,000

 Less: gain on merger of PMI into ISC
                                                       (35,713,000)              (8,449,000)               (27,264,000)
 Cumulative unrealized gains on ISC
  common stock                                           6,179,000                2,472,000                  3,707,000

 Less: gain on the sale of ISC common
  stock                                                 (3,192,000)              (1,277,000)                (1,915,000)
                                                      ------------              -----------               ------------

Other comprehensive income as of
 September 30, 1999                                   $  2,987,000              $ 1,195,000               $  1,792,000
                                                      ============              ===========               ============


Note 3.  CUCAMONGA LEASE

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. In 1996, the Company instituted litigation against Cucamonga due to a dispute concerning the amount payable to the Company pursuant to the terms of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995, or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March 1998. The Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to negotiate in good faith a new substitute MWD rate. To date, the parties have been unable to negotiate a substitute Lease Rate; consequently, the matter is being submitted to a reference process, which is a private trial much like arbitration. The reference process or trial is scheduled to occur during the first quarter of 2000. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of September 30, 1999 is approximately $2,349,000.


Note 4.  SUPPLEMENTAL CASH FLOW INFORMATION

  During the nine months ended September 30, 1999 and 1998 the Company issued $61,000 and $142,000 of common stock, respectively, for the payment of bonuses.

  As a result of the merger between PMI and ISC in July, the Company's investment in PMI was converted into $24.4 million of cash and $57.0 million of ISC Class A common stock.

  Pursuant to FASB 130, at September 30, 1999, the Company wrote up its investment in ISC by $3.0 million to its fair value of $34.3 million, and credited a separate component of stockholders' equity and deferred taxes with $1.8 million and $1.2 million, respectively


Note 5.  COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

  The Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $17 million and $27 million, depending upon which approved remediation alternatives are eventually selected.

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


Note 6.  SUBSEQUENT EVENT

  Subsequent to September 30, 1999, the Company has sold an additional 517,500 shares of ISC stock at a sales price ranging from $52.50 to $54.375 per share through November 12, 1999.

  On October 19, 1999, the Company entered into an agreement with Ontario Ventures I, LLC to sell the bulk of its remaining Fontana Mill Site real estate for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and liabilities associated with the Mill Site real estate. The Buyer is a new entity formed by LandBank, a wholly owned subsidiary of The IT Group, and The Knowlton Group, a Salt Lake City based developer. The transaction is subject to extensive due diligence and a number of contingencies. If the buyer is satisfied with the results of its due diligence investigation and all other contingencies are resolved, the transaction would potentially close during the first half of 2000. Given the contingencies involved, there can be no assurances that the transaction will close on the terms negotiated or will ultimately be consummated at all.



                  [Remainder of Page Intentionally Left Blank]

                                    PART II


Item 1.  LEGAL PROCEEDINGS

  As discussed in the Company's Form 10-K Report for 1998, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding in the third quarter of 1999 except as noted below:

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

  On September 30, 1999, the Interior Board of Land Appeals ("IBLA") dismissed the appeals of two opponents to the proposed federal land exchange. The IBLA concluded that the challenges to the proposed land exchange between the U.S. Bureau of Land Management and the Company were without merit. As a result of the positive decision of the IBLA, the land exchange between the Company and the U.S. Bureau of Land Management was completed on October 13, 1999.

  Finally, opponents to the Landfill Project have appealed to the California Water Board the issuance of the waste discharge requirements permit for the Landfill Project unanimously approved in September 1999 by the California Regional Water Quality Control Board, Lower Colorado River Basin. A stay of the issuance of the permit has also been sought. The Company believes the appeal is without merit.

  For additional information on the Landfill Project litigation, see "Introduction - Business Update - Waste Management - Eagle Mountain" of this 10-Q Report, as well as the Company's 1998 10-K Report.

  Mushegain Litigation Settlement. During the third quarter a settlement was reached with regard to the litigation brought by a landowner that had rented out his property to a tenant that performed work during the construction of the California Speedway. The landowner alleged that debris, including possible hazardous substances, were deposited in and on the landowner's property by the former tenant and that the source of some of the debris was from the demolition activities on the California Speedway property. The tenant acknowledged responsibility for the conditions created on the property but effectively became bankrupt. The landowner then sought contribution from The California Speedway Corporation and the Company. Given the time and expense involved in the case, the parties ultimately agreed to a settlement. The Company's final allocation of the settlement has yet to be determined but it will not exceed $500,000.
Mary Mushegain v. The California Speedway, et. al (United States District Court, Central District of California, Case No. CV 98-6786).

  City of Richmond Litigation. During the third quarter, the City of Richmond, located in Northern California, joined the Company in federal litigation it commenced against several entities, alleging that the City of Richmond is entitled to recover past and future environmental clean-up costs associated with property owned by the City of Richmond. Apparently, the property currently owned by Richmond includes portions of World War II era shipyard construction and demolition facilities. It is alleged that the Company demolished ships for approximately a two-year period in the 1940's and thus, contributed to the contamination of the property. Since this matter was just recently commenced against the Company (no answer has yet been filed by the Company in the litigation as of the date of this 10-Q Report), there has been no discovery in the matter. The Company is vigorously defending the lawsuit and asserts, among other defenses, that any liability has been discharged as a part of the bankruptcy of Kaiser Steel

Corporation. Litigation has been commenced against the City of Richmond in the U.S. Bankruptcy Court for the District of Colorado to hold the City of Richmond and certain officials in contempt for violating the bankruptcy order. City of Richmond, et al v. Levin Enterprises, Inc., et al. (United States District Court, Northern District of California, Case No. C-97-3213 CRB).

  Centennial Settlement. During the third quarter, a settlement was also reached in the Centennial Insurance litigation. In that litigation, Centennial sought to recover damages from the Company and others for approximately $115,000 in losses related to the theft of property that was stored on the Company's property. The settlement was covered by insurance. Centennial Insurance Company v. Kaiser Resources Inc., et al., San Bernardino County Superior Court - Rancho Cucamonga Division, Case No. RCV 30545.

  7-7 PRP Site. The U.S. Environmental Protection Agency has alleged that the Company, along with a number of other entities, is responsible for clean-up and oversight costs associated with the remediation of one of more sites located in Ohio formally owned or operated by 7-7, Inc. 7-7, Inc. was a remediation contractor. 7-7, Inc. was employed by the Company in connection with certain remediation projects. Currently, the Company believes it may be a de minimis potentially responsible party. The Company's liability, if any, is currently estimated to be less than $150,000.


Item 2.  CHANGES IN SECURITIES

      None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.


Item 5.  OTHER INFORMATION

      A.  See the "Introduction" section of this Form 10-Q Report.

      B. As previously disclosed, the Company's Board of Directors appointed a special committee to consider and pursue, among other things, various strategic alternatives and transactions with respect to the Company and its assets. These alternatives included, but were not limited to, the sale of the entire Company, selling or merging the Company, the sale of certain assets, and the distribution of assets. Subsequently, the Board also appointed an independent committee consisting of all outside directors for the purpose of evaluating and negotiating some form of transaction for the repurchase of the Company's stock, including the repurchase of a substantial portion of only the stock owned in the Company by the New Kaiser Voluntary Employees' Beneficiary Association Trust and/or the Pension Benefit Guarantee Corporation. During the third quarter, the Company's Independent Committee continued its work, assisted by Merrill Lynch.

      C. Due to work undertaken and to be completed by the Company's Special Committee and Independent Committee, the Company's annual meeting of shareholders for 1999 has yet to be scheduled. It is currently anticipated that an annual meeting of shareholders will be scheduled earlier than usual in the year 2000.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A.  Exhibits
          --------

          Exhibit 10.1- Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and Ontario Ventures I, LLC dated October 19, 1999

          Exhibit 27 - Financial Data Schedule for third quarter 10-Q.

      B.  Reports on Form 8-K.
          --------------------

          None.



                  [Remainder of Page Intentionally Left Blank]

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KAISER VENTURES INC.



Dated:  November 12, 1999     /s/ James F. Verhey
                              -------------------
                              James F. Verhey, Executive Vice President-
                              Finance & Principal Financial Officer