Form 10-K
period 1999-12-31
KAISER VENTURES INC
filed 2000-03-23
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-K

(Mark One)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                      OR
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-18858

                             KAISER VENTURES INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                               94-0594733
     -------------------------------------   --------------------------------
         (State or other jurisdiction                (I.R.S. Employer
       of incorporation or organization)            Identification No.)

     3633 E. Inland Empire Blvd. Suite 850
             Ontario, Ca  91764
     -------------------------------------
       (Address of principal executive
             offices and zip code)

Registrant's telephone number, including area code: (909) 483-8500

                           ________________________

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange on which
               Title of Each Class                         Registered
      ------------------------------------   ----------------------------------
          Common Stock ($.03) par value            Nasdaq Stock Market(SM)

                           ________________________

Securities registered pursuant to Section 12(g) of the Act:  None

                           ________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's Common Stock, $.03 par value, held by non-affiliates of the registrant was approximately $71,539,000 based upon the average of the bid and ask prices of registrant's Common Stock on the Nasdaq Stock Market(SM) at March 10, 2000, or $14.844 per share. (For purposes of this calculation, shares of common stock held by each director, executive officer, and by each person known by the registrant as owning 10% or more of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No ___
                          ---

At March 10, 2000, 6,355,153 shares of the registrant's Common Stock, $.03 par value, were outstanding, including 136,919 shares deemed outstanding but reserved for issuance to the general unsecured creditors of Kaiser Steel Corporation.

Documents Incorporated By Reference: Portions of the Company's Proxy Statement for the combined 1999/2000 Annual Meeting of Stockholders are to be held on May 10, 2000, incorporated into Part III of this Form 10-K.

                        TABLE OF CONTENTS TO FORM 10-K
                        ------------------------------

                                    PART I

Item 1.   BUSINESS.....................................................      1

Item 2.   PROPERTIES...................................................     22

Item 3.   LEGAL PROCEEDINGS............................................     24

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS.....................................................     28

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.................................     29

Item 6.   SELECTED FINANCIAL DATA......................................     31

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.........................     32

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................     41

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE......................     41

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT..................................................     42

Item 11.  EXECUTIVE COMPENSATION.......................................     42

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT..............................................     42

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............     42

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.........................................     43

                                    PART I


FORWARD-LOOKING INFORMATION

  Except for the historical statements and discussions contained herein, statements contained in this 10-K Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K, Annual Report to Stockholders, 10-Q or 8-K Report of the Company may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. When used or incorporated by reference in this 10-K Report or in other written or oral statements, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. For example, actual results could materially differ from those projected as a result of factors such as, but not limited to: general economic conditions in the United States and Southern California; the impact of federal, state, and local laws and regulations on the Company's development activities; the impact of weather on the Company's remediation or construction related activities; the discovery of unanticipated environmental conditions on any of the Company's properties; the failure of the bankruptcy discharge granted to the Company to address claims and litigation that relate to the pre-bankruptcy activities of Kaiser Steel Corporation; and/or the success of any material litigation involving the Company or its projects such as legal challenges to the completed federal land exchange for the Eagle Mountain landfill project or the litigation commenced by one of the Company's shareholders against the Company and current and past members of the Company's Board of Directors. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 1.  BUSINESS

General

  Kaiser Ventures Inc. ("Kaiser" or the "Company", including its wholly-owned subsidiaries unless otherwise provided herein) is an asset development company based in Southern California. The Company is the reorganized successor to Kaiser Steel Corporation ("KSC") which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Today, the Company's principal assets include: (i) an approximately 53.71% ownership interest in Fontana Union Water Company ("Fontana Union") with 50.88% of the total outstanding stock of Fontana Union leased to Cucamonga County Water District ("Cucamonga") by the Company pursuant to a take-or-pay lease with a scheduled term ending in 2092; (ii) approximately 634 acres (gross) of the former KSC steel mill site (the "Mill Site Property") most of which is currently in escrow under a sales contract;
(iii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (iv) an approximate 75% ownership interest in Mine Reclamation Corporation ("MRC"), the company seeking to permit a rail-haul municipal solid waste landfill (the "Landfill Project"); and (v) the 9,144 acre idle iron ore mine in the California desert (the "Eagle Mountain Site") which includes the associated 1100 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the property which is leased to MRC for the Landfill Project. During 1999 the Company's approximately 11.73% interest in Penske Motorsports, Inc. ("PMI") was converted into cash and stock of International Speedway Corporation ("ISC") as a result of the acquisition of PMI by ISC. The Company's stock position in ISC was sold subsequent to the acquisition.

  In addition, the Company's financial position is enhanced by approximately $35 million of federal net operating loss tax carryforwards ("NOLs"), as of December 31, 1999, which arose through the KSC bankruptcy reorganization. During 1999, the Company used approximately $79 million in federal NOLs and all of its California NOLs. The remaining federal NOLs expire between 2006 and 2013.

  The Company's current primary business strategy is to convert its existing under-utilized assets into equity in new businesses, joint ventures, long-term leases, or to exchange its assets for an ownership interest in operating companies. This strategy enables the Company to minimize its capital investment, reduce its risk, and benefit from the operational expertise of its strategic partners or lessees. This strategy is best illustrated by the successful development of the Company's Fontana Union water rights into a long-term, take-or-pay lease with Cucamonga, the Company's contribution of land into its WVMRF venture, and its prior venture with PMI. While this is the Company's general philosophy, the Company may choose to become more directly involved in a particular project, such as the Landfill Project, when appropriate, or if the Company believes its active participation will enhance long-term shareholder value. The Company will continue to focus in the near-term primarily on its existing projects and asset base. However, the Company will consider other new opportunities particularly if they are related to or enhance the Company's existing assets and projects. As particular assets or projects mature, the Company regularly evaluates whether to retain, dispose or otherwise deal with the assets.

  In the past, the Company was engaged in a number of short-term interim activities on the Mill Site Property including month-to-month property rentals and the sale of existing slag and other materials at the site. These interim activities have historically generated a material portion of the Company's revenues and enabled the Company to remain profitable in each full fiscal year since emerging from the KSC bankruptcy. However, as anticipated, the amount of these short-term property rentals and other interim revenues diminished significantly in 1999 as a result of the planned redevelopment of the Mill Site Property.

Summary of Significant Developments in 1999

  During 1999, a number of major events occurred which significantly affected the Company. Therefore, readers are encouraged to read this Report in its entirety in order to adequately understand the impact of these events on the Company. However, management of the Company would like to particularly highlight four areas: (1) the success of the Landfill Project including, (i) the positive outcome of the appeal of the San Diego Superior Court's prior adverse ruling relative to the Landfill Project's environmental impact report ("EIR"), (ii) completion of the federal land exchange that is necessary for the Landfill Project, and (iii) securing the last major permit necessary to site and operate the Landfill Project; (2) the approval of the entitlements for the 406 acre Kaiser Commerce Center, a substantial portion of the Mill Site Property, and the Company subsequently entering into a contract for the sale of virtually all the Mill Site Property; (3) the merger of PMI into ISC and the Company's subsequent sale of the ISC stock received in the merger; and (4) the Company's repurchase of approximately 41% of its issued and outstanding common stock.

  (1) In regard to the Landfill Project, in May 1999, the California Fourth Circuit Court of Appeal announced its decision to completely reverse the prior adverse decision of the San Diego Superior Court on the Landfill Project's EIR. The Court of Appeal's decision in effect certified the EIR and reinstated the Riverside County approvals of the Landfill Project. The California Supreme Court denied further review of the Landfill Project in July 1999. In September 1999, the Interior Board of Land Appeals ("IBLA") denied the appeal of two opponents to the Landfill Project that were challenging the decision of the U.S. Bureau of Land Management ("BLM") to engage in a land exchange with the Company. This ruling in favor of the BLM and the Company paved the way for the federal land exchange that was completed in October 1999. Litigation again challenging the land exchange has been commenced in federal court. In December 1999, the Landfill Project received its last major permit when the California Integrated Waste Management Board unanimously approved the granting of the facilities permit for the Landfill Project. For more detailed information on this matter, please see "Part I, Item 1. Business - Municipal Solid Waste Management -Eagle Mountain Landfill Project."

  (2) In April 1999, the San Bernardino County Board of Supervisors Commission unanimously approved the Kaiser Commerce Center project, its related land use and environmental documentation. In October 1999, the Company entered into an agreement to sell approximately 592 acres of the Mill Site Property, which includes the Kaiser Commerce Center and the East Slag Pile Property, for $16 million plus the assumption of virtually all existing and future environmental liabilities and obligations associated with the Mill Site Property. Assuming that all due diligence is completed and that all contingencies are satisfied or waived by the buyer, this transaction is currently scheduled to close in the second quarter of 2000. For more information on this matter, please see "Part I, Item 1. Business -Property Redevelopment."

  (3) In May 1999, ISC and PMI announced the planned acquisition of PMI by ISC. The acquisition of PMI by ISC was completed in July 1999. As a result of the merger, the Company received approximately $24 million in cash and 1,187,407 shares of ISC class A common stock for its 11.73% interest in PMI. Subsequent to the merger, the Company sold all of its shares of ISC common stock for a total of $64 million or approximately $53.52 per share. For more information on this matter, please see "Part 1, Item 1. Business-Investment in Penske Motorsports, Inc."

  (4) On November 22, 1999, the Company purchased 2,730,950 and 1,693,551 shares of its common stock from the New Kaiser Voluntary Employees' Beneficiary Association (the "VEBA") and from the Pension Benefit Guaranty Corporation (the "PBGC"), respectively. At the time of the purchase, the VEBA and the PBGC were the Company's two largest shareholders. The Company paid $13.00 per share in cash. In addition, the VEBA and the PBGC received a contingent payment right in connection with a qualifying sale of the Mill Site if it generally occurs before December 31, 2000, and warrants to purchase 460,000 and 285,260 shares of the Company's common stock, respectively. The warrants expire on September 30, 2004 and have an exercise price of $17.00 per warrant. For more information on this matter, please see "Part II, Item 5. Market for the Company's Common Equity and Related Stockholder matters - Purchase of Shares."

Water Resources

  Background. The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc. ("FWR"), currently owns 53.71% of Fontana Union, a mutual water company, which was a primary local source of water for KSC's former steel making operations. In March 2000, the Company increased its ownership interest in Fontana Union from 50.88% to 53.71% by the acquisition of 424.4 shares of Fontana Union at a price of approximately $1,540 per share. The price per share paid in the transaction reflects a substantial minority interest discount and the settlement of a dispute between FWR and the seller of the shares. Fontana Union owns water rights to produce water from four distinct surface and subsurface sources of water near Fontana, California, including: (i) adjudicated surface and streambed flow rights from the Lytle Creek area of the San Gabriel Mountains; (ii) adjudicated rights to the Chino Basin subsurface aquifer; (iii) adjudicated rights to the Colton/Rialto Basin subsurface aquifer; and (iv) unadjudicated rights to a subsurface aquifer accessed by a well at the base of Lytle Creek (Well No. 22). Locally available water resources such as owned by Fontana Union continues to be increasingly important and valuable in Southern California.

  Kaiser's ownership of Fontana Union entitles the Company to receive, annually, its proportionate share of Fontana Union's water which historically totals approximately 34,000 acre feet per year (an acre foot equals approximately 325,000 gallons). In addition, when other shareholders of Fontana Union do not take their annual proportionate shares of water, the unclaimed water for each year from those shareholders is divided pro rata among those shareholders that do take such water. Currently, the Company's pro rata interest in unclaimed water raises its effective overall share to approximately 57.37%. Over time, the Company expects this supplemental source of water to be reduced or eliminated as minority shareholders, who do not currently utilize all their water, begin to use, sell, or lease their water interests.

  Lease to Cucamonga County Water District. In 1989, the Company leased its shares of Fontana Union stock it then owned to Cucamonga, a local water district with an "A-" credit rating from Moody's Investor Services. The recent purchased shares in Fontana Union are not directly included in the lease with Cucamonga. Under the terms of the 102-year take-or-pay lease (the "Cucamonga Lease"), Cucamonga is entitled to receive all of the Company's proportionate share of water from the foregoing sources. Currently, Cucamonga pays the Company for all of the Company's share of water based upon fixed quantities of water at a rate of 68.13% of the Metropolitan Water District of Southern California's (the "MWD") charge for untreated, non-interruptible water as available through Chino Basin Municipal Water District. Thus, on a quarterly basis, Cucamonga pays for its proportionate share of the agreed upon annual quantities regardless of fluctuations in actual water flows and actual receipt and use of water, except in certain limited situations as discussed in more detail below. During 1999 and 1998, the Cucamonga Lease generated $5.2 million in revenues to the Company each year.

  Because of the 102-year lease agreement, which gives Cucamonga all of the Company's ownership rights in Fontana Union for the leased shares, the Company does not consolidate the accounts of Fontana Union for financial reporting purposes. Substantially all risks and costs of producing the water are borne by Cucamonga.

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

  There are, however, limited circumstances in which the agreed upon quantities of water paid for under the Cucamonga Lease can be adjusted. As an example, the agreed upon quantity of water from one source of water, the Colton/Rialto wells, can be temporarily reduced if the average water level in certain basin index wells drops below a specified level. This occurred in 1996, resulting in a temporary decrease in production. However, in the fourth quarter of 1996, the wells again began pumping at their historical levels because the water level in the index wells had sufficiently increased.

  Another source of water leased by the Company to Cucamonga pursuant to the Cucamonga Lease is the Company's proportionate share of water from what is known as the Chino Basin agriculture pool transfers. These transfers represent that portion of water allocated to agricultural users in the Chino Basin, which is not used by such agricultural users in a particular water year. As a result, the Company through Fontana Union is entitled to a share of this surplus water, which Cucamonga pays for under the Cucamonga Lease. The historical average of annual agricultural pool transfers to Fontana Union has fluctuated in recent years. For the most recent water year, the 1998/99 water year, the agricultural transfer was 3,610 acre feet. For the 1999/2000 water year, it is anticipated that the agricultural pool transfer will be in the range of 3,400 to 3,800 acre feet. See "Part 1, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a complete discussion of the revenues derived pursuant to the Cucamonga Lease.

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

  On July 1, 1995, MWD implemented changed rates and a new rate structure. As a result of these changes, the Company asserted that all the changed rates and items implemented by MWD, which must be paid in order to receive untreated, non-interruptible water from MWD, are to be included in the calculation of the MWD rate payable under the terms of the Cucamonga Lease. Cucamonga disputed the Company's interpretation of the Cucamonga Lease which would result in a rate increase greater than 2.7%, the 1995 rate of increase Cucamonga asserted was the appropriate rate increase. Similarly, there is a dispute over the MWD rate and thus the Cucamonga Lease rate for years 1996 through 1999. Because the Company and Cucamonga were unable to resolve this dispute, in 1996 the Company instituted litigation against Cucamonga in San Bernardino County Superior Court.

  A trial on the matter was held in March 1998. The Court concluded that the MWD Rate as defined in the Cucamonga Lease was discontinued effective July 1, 1995, as a result of the rate restructuring implemented by MWD. Therefore, the terms of the Cucamonga Lease require the parties to seek to negotiate in good faith a new substitute rate. If the parties are unable to agree on a substitute rate, the matter is to be resolved by reference, a form of private trial similar to arbitration. Before and after the trial, there were sporadic attempts to resolve the litigation and negotiate a new substitute rate. However, since the parties were not able to reach a resolution of the matter, the matter will be determined as a result of a reference proceeding as required under the terms of the Cucamonga Lease. The reference proceeding commenced during the week of February 28, 2000. After the conclusion of all the testimony in the proceeding, the court asked for further briefing and scheduled a final oral argument which is currently scheduled for May 15, 2000. A decision from the judge is expected within approximately 60 days thereafter.

  Cucamonga has, to date, paid its obligations under the Cucamonga Lease on a timely basis, but at a level that reflects the lower rates that the Company has been disputing. Although the Company bills Cucamonga for the full amount it asserts it is entitled to receive under the Cucamonga Lease, the Company has elected to report water revenues in the amounts Cucamonga is currently paying. Consequently, the court decision does not affect the Company's historical financial statements. Similarly, it is not anticipated that the outcome of the reference proceeding will affect the Company's historical financial statements, but it may have an impact on the future revenues the Company receives from Cucamonga.

  MWD is in the process of again evaluating and considering a major rate restructuring. While the Company understands that there are several proposed rate restructuring alternatives, there has been no decision by MWD on the final form of the rate restructuring. It is currently anticipated that MWD will select and adopt a new rate structure during 2000.

  Pursuant to the Cucamonga Lease, if any of the Fontana Union water sources become sufficiently contaminated as to be unusable after treatment and/or blending, Cucamonga is not obligated to pay for the quantities of available but unusable water. The Company is aware of only one limited source of water that has been affected by contamination. Two water wells owned by San Gabriel Water Company but pumping Fontana Union Water have been closed because of contamination apparently originating from the Mid-Valley Sanitary Landfill owned by San Bernardino County. On October 9, 1998, the California Regional Water Quality Control
Board - Santa Ana Region, determined that the Mid-Valley Sanitary Landfill was contaminating groundwater and it issued a clean-up and abatement order against San Bernardino County. The closure of these two wells has, to date, not impacted and is not currently anticipated to impact the payments received by the Company pursuant to the Cucamonga Lease.

  Due to these water quality and quantity concerns, during the first quarter of 1998, FWR, initiated litigation under the California Environmental Quality Act ("CEQA") against San Bernardino County and various land owners in connection with the proposed expansion of the Mid-Valley Sanitary Landfill owned by San Bernardino County. Cucamonga and others have settled the contamination issues with San Bernardino County with the County taking responsibility for all remediation costs. In 1999, construction began on facilities necessary to treat the contamination at these two wells. These facilities are being constructed at San Bernardino County's expense. Thus, many of the contamination issues have been resolved. The remaining issues between the County and the Company have been tentatively resolved, subject to final documentation and approval by the San Bernardino County Board of Supervisors.

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

  The Company continues to view the Cucamonga Lease as a mature, stable asset with its primary variable being future MWD water rate changes. The Company, in a continuing effort to maximize shareholder value, regularly evaluates various alternatives with respect to the Cucamonga Lease. These alternatives include, but are not limited to, retention, sale, securitization and monetization of the Cucamonga Lease. The Fontana Union shares and the Cucamonga Lease are currently pledged as collateral for the Company's revolving-to-term credit facility with Union Bank.

Investment in Penske Motorsports, Inc.

  Until July 26, 1999, the Company owned 1,627,923 shares, or approximately 11.73% of the common stock of PMI, a publicly traded company. PMI was a leading promoter and marketer of professional motorsports in the United States as well as an owner and operator of speedway facilities. The Company's ownership interest in PMI was acquired as a result of: (i) its contribution, in November 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which The California Speedway was built and successfully commenced operations in June 1997; and (ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres, to PMI in December 1996.

  On July 26, 1999, ISC acquired PMI. ISC is a leading promoter of motorsports activities in the United States, promoting over 100 events annually. The Company voted for the merger and elected to take the cash and stock election afforded to PMI shareholders. Pursuant to this election, Kaiser received approximately $24 million in cash and 1,187,407 shares of ISC Class A common stock which resulted in a gain of $35.7 million. Subsequent to the merger, the Company sold all of the shares it owned in ISC at an average price of approximately $53.52 per share, realizing a gain of approximately $6.6 million. The gross cash proceeds that the Company received in 1999 from the merger and the subsequent sale of ISC stock totaled approximately $88 million.

  Beginning on April 1, 1996 and ending on March 31, 1999, the Company accounted for its share of PMI's net income under the equity method of accounting. The Company ceased using the equity method of accounting, effective April 1, 1999, as a result of the announced PMI/ISC merger and its reduced ownership and management role in ISC.

Property Redevelopment

Mill Site Property

  Background. From 1942 through 1983, KSC operated a steel mill in Southern California near the junction of the Interstate 10 and Interstate 15 freeways and approximately three miles to the northeast of Ontario International Airport.
The Mill Site Property is located approximately 45 miles east of Los Angeles in one of California's fastest growing regions, and is served by two major railroads, the Burlington Northern Santa Fe and the Union Pacific (formerly Southern Pacific). The original Mill Site Property consists of four distinct parcels of land: the Central Mill Site (originally approximately 595 acres (gross)), the South Mill Site (approximately 290 acres (gross)), the West End Property (approximately 240 acres (gross)), and the Valley Boulevard Property (approximately 42 acres (gross)). The property also includes approximately 35 acres used for the San Sevaine flood control channel. Approximately 534 acres of the Central Mill Site Property are now the California Speedway. (See "Part I, Item l. Business - Investment in PMI"), the NAPA lots, consisting of approximately 31 acres have been sold and approximately 23 acres have been contributed for the benefit of the WVMRF. As discussed in more detail below, the balance of the Company's Mill Site Property, except for the Tar Pits parcel (approximately 5 acres) and the Rancho Cucamonga parcel (approximately 37 acres), is currently in escrow to be sold.

  Limited portions of the Mill Site Property have known environmental contamination which require remediation. (See "Part I, Item 1. Business - Property Development - The Mill Site Property - Mill Site Environmental Matters.") In addition, a substantial volume of non-hazardous rock by-product called slag, resulting from the historical iron and steel business, was deposited on the West Slag Pile and East Slag Pile Properties. Although slag is being removed and sold from the West Slag Pile Property by a third party, thereby producing a current revenue stream for the Company, the amount of slag is such that it is unlikely to be cleared in the next decade without cost to the Company unless it can be used in conjunction with the redevelopment of the Mill Site Property. However, it is anticipated that a substantial amount of the slag can be used in the grading and construction process associated with the Kaiser Commerce Center discussed in more detail below.

  The Mill Site Property has its own water rights, originally 2,930 acre feet per year, that are entirely distinct from the Company's interest in Fontana Union. A portion of these water rights, 1,300 acre feet, was sold as a part of a settlement of litigation and other claims with an adjoining landowner, and another portion, 475 acre feet, was contributed with the property now owned by The California Speedway Corporation. Thus, the Company now owns 1,155 acre feet of annual water rights associated with the Mill Site Property of which 630 acre feet are jointly owned with California Steel Industries ("CSI"). CSI has the right of first use of the 630 acre feet, with payment to the Company, through June 30, 2004, with the Company having the right of first use thereafter without any payment to CSI.

  Mill Site Redevelopment Plan. During 1999, the Company continued to undertake appropriate steps to redevelop the bulk of its remaining Mill Site Property. Redevelopment of the Mill Site Property requires various entitlements and permits from San Bernardino County. The entitlement and permitting process formally commenced in the second quarter of 1997, with the Company filing an application for the "Kaiser Commerce Center" Specific Plan with San Bernardino County for all of its property except for approximately 37 acres within the City of Rancho Cucamonga, approximately 135 acres of property commonly referred to as the East Slag Pile Property and the remaining NAPA Lot and MRF property which were already entitled.

  The Specific Plan and related applications identified a wide variety of potential uses for the property. Possible uses include a rail-served distribution and commercial park, a multi-modal rail-truck distribution center, warehousing, light manufacturing facilities, a commercial truck stop, as well as commercial and recreational uses. Of course, the final use for any specific parcel of the Mill Site Property will be dependent upon the real estate market and the needs of potential tenants, buyers and users of a particular parcel, subject to the general limitations imposed by the final Specific Plan.

  In April 1999, the Specific Plan, environmental impact report and other related land use documents for the Kaiser Commerce Center obtained unanimous approval from the San Bernardino County Board of Supervisors. In addition, a conditional use permit for a proposed 73 acre truck stop was approved. With receipt of the entitlements for the Kaiser Commerce Center and the activity in the real estate market where the Kaiser Commerce Center is located, the property became an attractive candidate for immediate development to parties other than the Company.

  Significant capital funds will be required to implement the infrastructure and access improvements necessary for the Kaiser Commerce Center. In addition to the typical grading, street, curb, gutter, water, sewer, electrical and other improvements, access improvements will include reconfiguring an exiting road and interstate interchange. The Company will seek other sources of funds, if available, such as local tax increment financing as well as federal highway improvement funds. In this regard, in June 1998, Congress awarded approximately $1.5 million toward the planning costs of the improvements to the Etiwanda/I-10 Interchange. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. In addition to developing the Kaiser Commerce Center alone or with others, the Company also pursued the possible sale of the Kaiser Commerce Center. As discussed below, the Company has entered into an agreement to sell the Kaiser Commerce and the East Slag Pile Property. If such transaction closes, the Buyer will be responsible to pay or finance all of these infrastructure improvements.

  Agreement to Sell Mill Site Property. In October 1999, the Company and its wholly owned subsidiary, Kaiser Steel Land Development, Inc., entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the "Purchase Agreement") with Ontario Partners I, LLC (the "Buyer") pursuant to which the Company agreed to sell approximately 592 acres of its remaining Mill Site Property for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property. The sale includes the proposed Kaiser Commerce Center with its proposed truck stop and the East Slag Pile Property, as well as ancillary items such as the water rights associated with the property. As part of the transaction, the Buyer will provide environmental insurance coverage and other financial assurance mechanisms related to the known and unknown environmental obligations and risks associated with the property being sold. In addition, the Purchase Agreement provides that, to the extent possible, the Company's Consent Order with the California Department of Toxic Substances Control ("DTSC") will be terminated and that the Buyer will enter into a new consent order with the DTSC. A consent order is essentially an agreement to investigate and remediate property. The Buyer is currently negotiating a new consent order with the DTSC.

  The Buyer is a new entity formed by LandBank Environmental Properties, LLC ("Landbank") and the Knowlton Group, a Salt Lake City based developer. LandBank, a wholly owned subsidiary of the IT Group, specializes in the acquisition, restoration and redevelopment of environmentally impaired real estate. It is currently anticipated that a new entity will be formed in which LandBank, the Knowlton Group and one or more other companies will become members and that such new entity will ultimately be the buyer of the real estate if it closes. The Buyer has discussed with several entities the possibility of participating in the transaction, and it has currently identified Catellus Development Corporation as its most likely additional development and financial partner.

  The transaction is subject to extensive due diligence and a number of contingencies. The Buyer has been engaged in, and continues to undertake, extensive due diligence with respect to the property it may purchase, including, among other things, environmental, development, construction and market matters. The Buyer may terminate the transaction for any reason prior to the close of its due diligence period. The Purchase Agreement has been amended to allow Buyer additional time in which to conduct its due diligence and to complete its negotiations with the DTSC. The contingency period has been extended into the second quarter of 2000. If the Buyer is satisfied with the results of its due diligence and all other contingencies are resolved, such as the negotiation of the final terms of certain exhibits to the Purchase Agreement, the transaction is currently scheduled to close during the second quarter of 2000. Given the due diligence to be undertaken by the Buyer and the contingencies involved, there can be no assurance that the transaction will be ultimately consummated or, if consummated, that it will close under the current terms set forth in the Purchase Agreement. For more complete and detailed information see Exhibits 10.37 through 10.37.6 to this 10-K Report.

  Other Sales of Mill Site Property. In addition to entering into an agreement in 1999 to sell the bulk of the Company's Mill Site Property, with the exception of the 5 acre Tar Pits Parcel, the Company has sold, or is in negotiation for the sale of the remaining approximately 37 acres of the Mill Site not being sold to Ontario Ventures I, LLC. On November 5, 1999, one of the NAPA Lots of approximately 7.8 acres was sold for a gross cash sales price of $1,699,000, or $5.00 per square foot. On the same day, a sliver of land of approximately .36 of an acre was sold to an adjoining landowner for approximately $68,000 or $4.30 per square foot. The Company accepted a promissory note for the $68,000 purchase price. The remaining NAPA Lot of approximately 5.2 acres was sold in December 1999 for a cash sales price of $1,110,000, or $4.90 per square foot.

  The Company is negotiating the sale of the remaining 37 acres, known as the Rancho Cucamonga property. There is no assurance that the negotiations for this property will ultimately lead to a sale of the property.

  Sewer Services. The Company operates a sewage treatment facility that serves property historically owned by the Company or KSC. The Company currently provides sanitary sewer services from its sewage treatment plant located on the northeastern end of the South Mill Site Property to California Steel Industries, Inc., the Budway facility, the WVMRF, the California Speedway and is anticipated to serve the balance of the Mill Site Property. In 1999, total revenue of $326,000 was derived from the sewer treatment facility with the Company receiving $95,000 of such revenue from The California Speedway Corporation pursuant to a Sewer Services Agreement.

  The California Speedway Corporation currently also has the option to purchase the Company's sewer treatment.

  Upgrades of the sewer treatment facility may be required to accommodate the development of the Mill Site Property and future regulatory changes.

Mill Site Environmental Matters

  The operation of a steel mill by the Company's predecessor, KSC, resulted in known contamination of limited portions of the Company's Mill Site Property, including limited portions of the property previously sold by the Company. The Company is subject to a 1988 consent order (the "Consent Order") with the DTSC, which requires the Company to investigate and remediate hazardous materials on the Mill Site Property. Under the Consent Order, as amended, the phased remediation is scheduled to be completed by July 2005. The Consent Order, as amended, provides for a general outline of the known tasks and the timing of performing such tasks. Any particular item of investigation and/or remediation can be modified with the consent of the DTSC. As discussed above, under the terms of the proposed sale for virtually all the Company's remaining Mill Site Property, it is expected that the Consent Order will be terminated and the Buyer will enter into a new consent order with the DTSC. Thus, the Buyer will become responsible for all future investigation and remediation of the Mill Site Property if the Mill Site Property is sold under its current terms.

  During 1999 and in early 2000, as in prior years, the Company undertook a number of activities with regard to environmental matters. These activities included, but were not limited to: remediation of affected soils and materials on approximately 7 acres of the West End Property; conducting tests for a proposed solidification and capping remediation alternative for the Tar Pits; investigation and closure of the West Slag Pile Property; completion of the investigation and closure on the Household Recycling property (which is being contributed to the WVMRF); and completion of the investigation and remediation issues associated with the sewer treatment facility.

  In addition, in February 1998, the Company obtained approval for a corrective action management unit ("CAMU") (now called a consolidated waste cell or "CWC") from the DTSC. The CWC is in the northeast portion of the East Slag Pile Property on land that was previously used by a bankrupt former tenant of KSC for a waste pickling facility and is used for the on-site disposal of affected soils and materials from the balance of the Mill Site Property. The CWC has been constructed and remains open to potentially receive affected soils and materials that may be uncovered during the grading of the Kaiser Commerce Center that is acceptable for deposit into the CWC. Upon termination of the use of the CWC, the CWC will be capped and closed in compliance with the DTSC's policies. The CWC is a less expensive alternative than transporting the affected soils and materials to an off-site disposal facility.

  While the Company has monitored certain groundwater wells in the past, the DTSC requested and the Company intends to implement, a supplemental groundwater investigation study. The principal purpose of the study upon its implementation is to confirm the conclusion of historic tests that the groundwater does not require any remedial action for hazardous substances. A draft supplemental groundwater study was submitted to the DTSC in 1997 for its review and comment. The Company and the DTSC have been meeting on and exchanging comments on the supplemental groundwater investigation plan and its implementation. However, with the possible sale of virtually all the Mill Site Property, the discussions between the DTSC and the Company have been limited as the Buyer is engaged in discussions on the method and scope of the groundwater investigation as a part of its negotiations with the DTSC for a new consent order.

  As a part of the supplemental study of groundwater, in late 1996, the Company drilled the first two test wells on the California Speedway ("TCS") property. Results from these two test wells do indicate that groundwater at the location of the test wells is not contaminated with hazardous substances and will not require remediation. Additional periodic testing of these wells is required. The Company will also be required to begin testing groundwater monitoring wells associated with the CWC within the next several months.

  In addition, the Company previously settled certain obligations of groundwater contamination with the California Regional Water Quality Control Board concerning a plume (containing total dissolved solids, sulfate and organic carbon) to which the historic steel operations contributed. The settlement required a $1.5 million cash payment by the Company, which was made in February 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality improvement project. These water rights are unrelated to those leased to Cucamonga. Approximately 20 years ahead of schedule, the Company contributed the full 25,000 acre feet required under the terms of the settlement agreement with the California Regional Water Quality Control Board. This contribution of water completed all of the Company's obligations under the terms of the settlement agreement.

  The Company's cost for investigation, remediation, site cleanup, and all other environmental related activities for 1999 totaled approximately $ 1.8 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K Report for additional information.

  While there continue to be a number of smaller Mill Site Property environmental projects, the major outstanding environmental issues to be addressed, based on currently known information, are: (i) the approximately 5 acre parcel containing the tar pits, which is located adjacent to the WVMRF property; (ii) the East Slag Pile waste management unit (sometimes referred to as the East Slag Pile landfill); (iii) groundwater related items, including additional groundwater monitoring; and (iv) the completion of the above described CWC.

  The Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters will be between approximately $16 million and $26.4 million depending both upon the ultimate extent of the environmental remediation and clean-up involved and upon which approved remediation alternatives are eventually selected. This range assumes: (a) a capping alternative can be used for the East Slag Pile waste management unit on the East Slag Pile Property; (b) a capping alternative can be used for the tar pits parcel; (c) that the CWC can accept substantially all the affected soils and materials currently scheduled for deposit into the CWC and any newly discovered affected soils and materials; and (d) no significant groundwater remediation is required. To date, the CWC has been able to accept substantially all the affected soils and materials originally contemplated to be deposited into the CWC although there is no assurance that the DTSC will allow future deposits of affected soils and materials into the CWC. As of December 31, 1999, the total short-term and long-term environmental remediation liability reflected on the Company's balance sheet was approximately $26.4 million, the high end of the current probable range of future remediation and other environmental costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II, Item 7 of the Form 10-K Report.

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

  If the Kaiser Commerce Center and East Slag Pile Property are sold as discussed above, the Buyer is assuming, with limited exceptions, all known and unknown environmental obligations associated with the purchased property as well as certain liabilities associated with property previously sold by the Company.

  The Company is also involved, from time-to-time, in legal proceedings concerning environmental matters. See "Part I, Item 3. Legal Proceedings."

Eagle Mountain Townsite

  The Eagle Mountain Townsite, which is owned debt free by the Company and now covers approximately 1,100 acres, consists of more than 300 houses (of which approximately 100 have been renovated for current occupancy), a water supply and sewage treatment system, an office building, machine shops, school facilities and other structures. The land exchange with the BLM that was completed in October 1999, expanded the Eagle Mountain townsite from approximately 460 acres to approximately 1,100 acres (see page 18 "Federal Land Exchange and Land Exchange Litigation" in this Form 10-K Report

  When the Eagle Mountain iron ore mine was operational, the Eagle Mountain Townsite provided housing for mine employees and their families. Except for many buildings and relating piping having asbestos containing materials, there is no known material environmental remediation required at Eagle Mountain.

  The Company's wholly-owned subsidiary, Kaiser Eagle Mountain, Inc., owns and operates the Eagle Mountain Townsite. The Company currently leases a portion of the Eagle Mountain Townsite to a private company, which operates a minimum security prison for the State of California. The lease for the private prison currently goes through June 30, 2001. In order to redevelop the Eagle Mountain Townsite, the Company filed a Specific Plan with the County of Riverside. The Townsite Specific Plan was included in the processing of the Landfill Project's land use and environmental documentation and approvals. Implementation of the Townsite Specific Plan was in abeyance until resolution of the Landfill Project EIR appeal.

Other Redevelopment Opportunities

  Other Property Ownership and Development. The Company owns a number of real estate parcels and mineral deposits in the California desert, including the Morris Lode Properties, an active iron ore mine leased to a third party (the "Silver Lake Mine"), and improved and unimproved property at Lake Tamarisk, an unincorporated community located approximately eight miles from the Eagle Mountain site. The Company has decided to seek appropriate offers for the sale of these miscellaneous assets.

Municipal Solid Waste Management

The West Valley MRF

  West Valley MRF, LLC. California law currently requires all municipalities to recycle or divert 50% of their solid waste streams from landfills. In addition, counties are required to demonstrate to the State of California that they have at least 15 years of available landfill capacity. In order to meet these requirements, municipalities can arrange for transportation of solid waste to an independent or municipally-owned materials recovery facility, commonly referred to as a "MRF", which will separate recyclable materials for either storage or sale to a variety of users. The residue waste from the recycling process is disposed of at landfills. In response to this potential market opportunity, in 1997 the Company and Burrtec Waste Industries, Inc. ("Burrtec"), a local municipal and commercial solid waste hauler, through wholly owned subsidiaries, formed West Valley MRF, LLC.

  West Valley MRF, LLC was formed to construct and operate the WVMRF, a material recovery and transfer facility. Effective June 19, 1997, a wholly-owned subsidiary of the Company, Kaiser Recycling Corporation ("KRC") and West Valley Recycling & Transfer, Inc. ("WVRT"), Burrtec's wholly owned subsidiary, entered into a Members Operating Agreement ("MOA") which is substantially the equivalent of a joint venture agreement but for a limited liability company. Other ancillary and related agreements to the MOA were also entered into as of June 19, 1997. Pursuant to the terms of the MOA, KRC contributed approximately 23 acres of the mill site on which Phase 1 of the WVMRF was constructed and WVRT contributed all of the goodwill of Burrtec's recycling business that was operated out of Riverside County entitling West Valley MRF, LLC to all revenues generated from such business after the closing date. Under the terms of the MOA, KRC and the Company remain responsible for any pre-existing environmental conditions and WVRT is responsible for environmental issues that may arise related to the future deposit or release, if any, of hazardous substances. The MOA also addresses a number of other terms and conditions. The Company and Burrtec have each given their separate Performance Guaranty Agreement pursuant to which they respectively guaranty the prompt performance of their respective subsidiary's obligations under the MOA and in the case of Burrtec, also under the Operations and Maintenance Agreement which deals with the daily operation of the WVMRF by WVRT.

  Financing, Construction and Operation of the WVMRF. Phase 1 of the WVMRF, which includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services, was constructed and initially equipped, at a total cost of approximately $10.3 million, in the last half of 1997. The WVMRF is currently operating at its capacity in that it receives and processes approximately 2,000 tons per day of non-hazardous commercial and municipal solid waste. Waste is primarily received from jurisdictions for which Burrtec has hauling contracts, from the City of Ontario, and from a large public waste hauler.

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

  The interest rate for the Bonds varies weekly and averaged, for 1999, less than 3.25%. The Bonds have a stated maturity date of June 1, 2012, although the West Valley MRF, LLC is required, pursuant to an agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule.

  West Valley MRF, LLC and Union Bank have also executed a Reimbursement Agreement, which among other things, sets the terms and conditions whereby the West Valley MRF, LLC is: (i) required to repay Union Bank in the event of a draw under the letter of credit; (ii) grants the Union Bank certain security interests in the property of West Valley MRF, LLC; (iii) establishes the redemption schedule for the Bonds; and (iv) sets forth certain financial and other covenants West Valley MRF, LLC must comply with during the term of the Bonds. The Company and KRC have also provided to Union Bank an Environmental Guaranty Agreement pursuant to which they are jointly and severally liable for any liability that may be imposed on Union Bank for pre-existing environmental conditions on the Borrower's property acquired from KRC that the Borrower fails to timely address. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  Since the WVMRF is currently at its Phase 1 capacity of 2,000 tons per day, the WVMRF is expanding to its permitted capacity of approximately 3,500 tons per day at an estimated cost of approximately $9.5 million. This expansion, which is anticipated to be completed in the fall of 2000, will increase the processing facility by an additional 80,000 square feet and will provide for additional materials recovery sorting capacity. Phase II of the WVMRF will be financed from cash on hand and from a construction loan from Union Bank. WVMRF is seeking again to secure approval of tax exempt bonds issued by the Authority for permanent financing. There is no guarantee that such financing will be made available for the Phase II expansion project.

  Competition. Although other entities have proposed to develop MRF's that would serve the same broad geographic area as that of the WVMRF, the Company believes that none of them has yet completed the permitting process. However, a MRF is proposed in the City of Pomona (approximately 10 miles from the WVMRF), which is nearing the completion of its permitting process. If the Pomona MRF is built, it would be a competitor in a portion of the WVMRF's market. In addition, Burrtec owns and operates a MRF in Agua Mansa, California located approximately 15 miles from the WVMRF that could compete in very limited areas for waste that might otherwise go to the WVMRF. To date, the MRF in Agua Mansa has had little impact on the WVMRF's market for customers.

Eagle Mountain Landfill Project

  Background. Many of Southern California's current landfills are located in urban areas and are old, unlined, lack current environmental safeguards and are often considered nuisances by their neighbors. Furthermore, it is becoming increasingly expensive and difficult to permit and open new landfills or to expand existing landfills in urban areas due to political opposition and stringent government regulations. The Company believes that Southern California will begin to face a shortage of safe, permitted landfill capacity within the next 5 to 10 years.

  The Eagle Mountain Site. The Company's 9,144 acre Eagle Mountain site, located in the remote California desert approximately 200 miles east of Los Angeles, consists of three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. The Company has leased approximately 4,654 acres of the idled mine site and the rail line to MRC for development of a rail-haul solid-waste landfill (the "Landfill Project"). As discussed in more detail below, effective as of January 1, 1995, the Company, through a wholly-owned subsidiary, Eagle Mountain Reclamation, Inc. ("EMR"), became a 70% shareholder in MRC and, through subsequent investments in MRC, is currently an approximately 75% shareholder in MRC.

  In anticipation of Southern California's ultimate need for new environmentally safe landfill capacity, MRC in 1988 began the planning and permitting for a 20,000 ton per day rail-haul, non-hazardous solid waste landfill at Kaiser's Eagle Mountain Site. As discussed in more detail below, the permitting process was effectively completed in December 1999, when the Landfill Project received its last major permit. The Company believes that the Eagle Mountain site has many unique attributes which make it particularly well-suited for a rail-haul, solid waste landfill including, but not limited to, its remote location, arid climate, available and suitable materials for the proposed liner system and daily cover, and rail access.

  Current plans for operation of the landfill anticipate that non-hazardous household solid waste will initially be delivered to MRF's and transfer facilities throughout Southern California by municipalities and independent waste haulers. Recyclable and hazardous materials will be separated at these facilities, and the remaining non-hazardous solid waste will be transported, primarily by rail, in closed and locked containers to the Eagle Mountain landfill. MRC currently anticipates that the landfill's initial operations, depending upon the level of disposal fees, could commence with a minimum of approximately 4,000 tons of solid waste per day.

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

  Operation and Financing of MRC. With the acquisition of the equity interest in MRC in 1995, the Company, through MRC, has taken a more active role in making rail-haul landfills a reality, permitting the Landfill Project and in assisting MRC, as appropriate, in raising the funds necessary to operate conduct its business. The completion of the Landfill Project is dependent upon, among other things, MRC's continuing ability to raise additional equity capital.

  Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company has continued, to date, to make investments in MRC. Through a series of private placements with existing MRC shareholders, from July 1995 through the end of 2000, a total of $20.9 million will have been raised by MRC, with Kaiser contributing approximately $15.8 million of that amount. It is anticipated that the Company may make additional investments in MRC and may pursue other opportunities that the Company believes are necessary or appropriate to make rail-haul landfills a reality.

  In order to bring the Landfill Project to full realization MRC continues to pursue other alternatives and financing from prospective investors as well as other means of raising funds or commitments such as the sale of capacity rights, air space or disposal agreements.

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

  Monthly              Average                % Fee                     Net                   # Days
  Royalty      =        Daily       X      Payable to       X         Tipping        X          in
  Payment              Tonnage               Kaiser                 Fee Per Ton              Operation

             Average
         Daily Tonnage/1/                           Tipping Fee Percentage Payable to Kaiser
  -------------------------------     -------------------------------------------------------------------
      0      -  3,500                   10.0% on all tonnage during applicable month
      3,501  -  4,999                   10.0% on first 3,500 tons; 15.0% on balance during
                                         applicable month
      5,000  -  8,999                   15.0% on all tonnage during applicable month
      9,000  - 20,000                   18.5% on all tonnage during applicable month

  -------------------------------
  /1/  Determined over the number of operating days in a calendar month.


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

  Government Regulation/Permitting. The design, operation and closure of solid waste landfills are subject to stringent federal, state and local environmental regulations. These regulations, among other things, require upgraded or new composite landfill liners, leachate collection and treatment, groundwater and methane gas monitoring, stricter siting and location criteria, closure requirements and financial assurances (such as a surety bond) from the owner or operator. The Eagle Mountain landfill is designed to meet or exceed these and all other applicable requirements.

  In order to construct and operate the Landfill Project, MRC is required to obtain and maintain numerous government permits and approvals relating to such matters as land use compatibility, groundwater protection, air quality emissions, habitat protection, and rodent, pest and litter controls. The process for obtaining these permits and approvals is often difficult, expensive and time-consuming, particularly because the siting of landfills is a highly political issue and often draws opposition from environmental groups and local residents.

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

  Approval by Riverside County of the Landfill Project. In March 1995, MRC initiated the necessary re-permitting process by filing its land use applications with Riverside County and has worked with the County and BLM in the preparation of a new EIR/EIS. The draft EIR/EIS was made available to the public in July 1996, with the comment period on the draft EIR/EIS closing in September 1996. The BLM held public hearings on the draft EIR/EIS and received extensive public comment. In addition, by the close of the public comment period in September 1996, numerous written comments were received. The new final EIR/EIS was released to the public in January 1997, and received final approval from the Riverside Board of Supervisors, by a vote of 4-1, on September 9, 1997.

  In addition, the Development Agreement for the Landfill Project and related land use matters were also approved by the Board of Supervisors.

  The Landfill Project is approved to receive up to 20,000 tons per day (6 days a week) of non-hazardous municipal solid waste. However, MRC is limited during the first ten years of operations to 10,000 tons per day of non-County waste plus the waste generated from within the County. After ten years, MRC may request an increase in daily tonnage up to the maximum of 20,000 tons, but such increase must be reviewed by and receive the approval of an independent scientific panel as discussed in more detail below.

  EIR Litigation and Appeal. After the September 1997 approval of the new environmental impact report for the Landfill Project, (the "Project EIR"), the litigation with respect to the Project EIR resumed. In February 1998, Judge Judith McConnell of the same San Diego County Superior Court issued its final ruling with respect to the litigation before her on the new Project EIR. Judge McConnell, in her final ruling, found that the new Project EIR remained inadequate in evaluating the Landfill Project's impacts in two general areas:
(i) the threatened desert tortoise; and (ii) impacts to Joshua Tree National Park. MRC, the Company, and Riverside County appealed the Superior Court's decision. Project opponents did not appeal any matter.

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

  In connection with the Landfill Project's EIR litigation, project opponents also filed a motion with the San Diego Superior Court seeking the award of approximately $450,000 in attorneys' fees against MRC, the Company and Riverside County. Total fees and costs ultimately awarded to landfill opponents was approximately $300,000. The award of attorneys' fees has been appealed. A decision on the attorneys' fees appeal is anticipated by the end of 2000.

  Federal Land Exchange and Land Exchange Litigation. On October 13, 1999, the Company's wholly owned subsidiary, Kaiser Eagle Mountain, Inc., completed a land exchange with the BLM. Completion of the land exchange was a necessary step for completion of the permitting of the Landfill Project.

  By way of background, since the commencement of permitting of the Landfill Project, the Company has been seeking to transfer to the BLM approximately 2,800 acres of Kaiser-owned property along its railroad right-of-way, which was identified as prime desert tortoise habitat, in exchange for fee ownership of approximately 3,500 acres of land within the Landfill Project area. Subsequent to the approval of the new joint EIR/EIS, the BLM originally issued a record of decision approving the land exchange, but such decision was ultimately withdrawn while the BLM together with Riverside County completed a new joint EIR/EIS as discussed above. In September 1997, the BLM issued a record of decision approving the proposed land exchange as well as the grant of new rights-of-way to replace existing rights-of-way. A number of protests to the land exchange were received, which protests were denied by the BLM in December 1998. As anticipated in January 1999, the same two opponents in the EIR litigation discussed above filed an appeal with the Interior Board of Land Appeals ("IBLA") challenging the BLM's decision to proceed with the land exchange. On September 30, 1999, the IBLA issued its decision upholding the decision of the BLM to engage in the proposed land exchange with the Company. This positive decision paved the way for completion of the land exchange on October 13, 1999. Specifically, as a result of the land exchange the Company received fee ownership of various non-fee mining interests currently held by the Company near the large open pits and the termination of a contingent reversionary interest associated with the Eagle Mountain Townsite. The new rights-of-way had been granted to the Company earlier since they were not stayed by the earlier appeal of the land exchange.

  With the land exchange completed, the Eagle Mountain site consists of approximately 9,144 acres with 5,635 acres held in fee (which includes the Eagle Mountain Townsite) and approximately 3,509 acres held as various mining claims.

  Subsequent to the completion of the land exchange, two lawsuits were filed challenging the land exchange and requesting its reversal. To date, no immediate injunctive relief has been sought. These two lawsuits generally involve the same parties that were the plaintiffs in the unsuccessful state CEQA litigation and the unsuccessful appeals before the IBLA. It is anticipated that these two lawsuits filed in the Federal District Court located in Riverside, California will be consolidated. For additional information on this federal land exchange litigation see "Part 1, Item 3. Legal Proceedings."

  Permitting. With the positive appellate decision on the new Project EIR land, MRC resumed seeking the final technical permits for the landfill Project. On September 15, 1999, the California Regional Water Quality Control Board- Lower Colorado Basin Region, unanimously approved the waste discharge requirements permit for the Landfill Project. The grant of this permit was appealed to the California Water Resources Board by one of the opponents to the Landfill Project. A stay on the issuance of the permit was also being sought. This appeal and the stay request were denied in December 1999.

  On December 15, 1999, the California Integrated Waste Management Board voted unanimously to approve and concur in the issuance of the solid waste facilities permit. With the receipt of this facilities permit, the Landfill Project had received all 20 of the major permits and approvals required for siting, constructing, and operating the Landfill Project. MRC is now in a position to commence the detailed final engineering design of the Landfill Project and to increase its marketing efforts for the Landfill Project.

  The Development Agreement. As a part of the process of considering the Landfill Project, the Company and MRC negotiated a Development Agreement with Riverside County. In summary, the Development Agreement to be executed among Riverside County, MRC, the Company, and two of the Company's subsidiaries, Kaiser Eagle Mountain, Inc. and Eagle Mountain Reclamation, Inc., provides the mechanism by which MRC acquires long-term vested land use rights for a landfill and generally governs the relationship among the parties to the Agreement. The Development Agreement also addresses such items as the duties and indemnification obligations to Riverside County; the extensive financial assurances to be provided to Riverside County; the reservation and availability of landfill space for waste generated within Riverside County; and events of default and remedies as well as a number of other items.

  In addition, the financial payments to, or for the benefit of Riverside County and others, are detailed in the Development Agreement and in the Purchase and Sale Agreement, which is a part of the Development Agreement. The Purchase and Sale Agreement requires a per ton payment on non-County waste determined from a base rate which is the greater of $2.70 per ton or ten percent (10%) of the landfill tip fee up to 12,000 tons of non-County waste. The 10% number increases to 12 1/2% for all non-County waste once non-County waste exceeds 12,000 tons per day. The per ton payment to the County also increases as volume increases. The per ton payments on non-County Waste to Riverside County are summarized as follows:

      ======================================================================
         Average Tons Per Day of
             Non-County Waste           Payment to Riverside County
      ======================================================================
            0   -   7,000          Greater of 10% (12.5% once volume exceeds
                                   12,000 tpd) or $2.70 ("Base")

        7,000   -  10,000                     Base plus $.80

        10,000  -  12,000                     Base + $1.30

        12,000  -  16,000                     Base + $2.30

        16,000  -  20,000                     Base + $3.30
      ======================================================================

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

  The initial term of the Development Agreement is fifty years. However, the term can be extended to November 30, 2088. In order to obtain an increase in the initial 50-year term of the Development Agreement and/or an increase in the initial 10,000 tons per day limit on out-of-County waste, an independent scientific panel will be convened to review such a request. The scientific panel will be made up of five independent scientists and engineers selected by the University of California Riverside (the "University") with the approval of the Company and MRC. If the University and the Company/MRC are unable to agree on the panel members, two members are to be selected by the University, two by the Company/MRC and the fifth member is to be selected by the other four members. Alternative procedures are in place in the event the University does not participate in the selection of the panel members for any reason. The panel will conduct its review within eight months of any request for capacity expansion. The panel, in effect, is to limit its review to confirming that MRC has substantially complied with all development approvals, the environmental mitigation measures and all regulatory permits and that the potential environmental impacts of the landfill are the same as identified in the EIR. Various appeal procedures are available depending upon the initial and final findings of the panel.

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

  Assuming the Landfill Project is ultimately constructed, the success of the Landfill Project depends largely upon MRC's ability to secure solid waste disposal contracts from municipalities and waste haulers in this highly competitive environment. The ability of MRC to secure such waste disposal contracts is predicated upon a number of factors including, but not limited to, MRC's ability to (i) charge disposal fees comparable to those of its competitors; (ii) provide financial and environmental safeguards against potential liability; (iii) provide sufficient long-term capacity; and (iv) commence operations prior to the expansion of existing landfills or the opening of other large capacity, rail-haul landfills. Currently, there are over 15 major existing municipal solid waste landfills in Southern California serving the same geographic area as that proposed by the Landfill Project (primarily Los Angeles, Orange, Riverside and San Bernardino Counties). While a number of Southern California landfills have closed and are scheduled to close in the next several years as they reach capacity, several of them, including El Sobrante Landfill in Riverside County, Mid-Valley Sanitary Landfill in San Bernardino County, and Sunshine Canyon in Los Angeles County have received all or a portion of needed approvals for major expansions in the past couple of years. Other landfills such as Puente Hills in Los Angeles County are in the process of applying to expand the permitted capacities of their existing facilities.

  The Company is also currently aware of at least two other enterprises seeking to develop rail-haul, solid waste disposal facilities which would be located in Southern California and would compete directly with the Landfill Project. These proposed cut-and-fill landfills include: (i) a landfill to be developed in a desert site in San Bernardino County by Rail Cycle of Los Angeles, a joint venture between Waste Management, Inc. (now owned by USA Waste) and the Santa Fe Railway Company, Inc.; and (ii) Mesquite Regional Landfill owned by Goldfields Mining Corporation and its subsidiary Arid Operations, Inc., to be developed in Imperial County. However, for the reasons discussed below, only the Mesquite Regional Landfill project is currently believed by management of the Company to be a viable California rail-hail competitor.

  The Rail Cycle project is contingent upon the approval of a business tax by the voters, which has failed once. In addition, the Rail Cycle project and certain associated personnel also have been the subject of a criminal grand jury investigation which has altered the prospects of this particular project as currently being a viable competitor.

  The Mesquite Regional Landfill project has reported that it has received all of its major permits and should soon be able to commence construction and is a viable rail-haul competitor. In addition, the Mesquite Landfill Project is targeting many of the same customers that MRC also believes are potential customers for the Landfill Project

  Competition also extends to rail-haul landfills in the states of Arizona, Utah and Washington. In Utah, East Carbon Development Corp. operates a rail-haul landfill capable of receiving waste from Southern California and it is actively marketing its services to waste generators in Southern California. In addition, BFI, the former majority shareholder of MRC, operates a landfill in La Paz County, Arizona, with planned rail access, which will compete for Southern California waste.

  To a lesser extent, the Landfill Project will also compete with alternatives to landfills, such as recycling and "alternative technology" projects.

  Disposal Fees. While the Company believes that it will take several years for MRC's projected disposal fees to be aligned at competitive levels with other urban landfills, it also currently believes that the advantages afforded by the Eagle Mountain site should enable it, in the long-term, to compete effectively with both existing and other proposed landfills. Several years ago there was a general reduction in disposal or "tipping fees" in several areas of Southern California. The reduction in tipping fees was accelerated with the bankruptcy of Orange County, California. As a means of generating revenue, Orange County reduced its tipping fee to out-of-county trash from $38.50 to as low as $18.00 per ton depending upon the length of the time commitment. Trash generated within Orange County still pays approximately $38.50 per ton tipping fee. Riverside County also adopted a two-tier tipping fee structure. The tipping fee would generally be $30.00 for direct haul to a landfill and $25.00 if the waste is processed through a transfer station or materials recycling facility. Facing the loss of waste from its system, San Bernardino County dropped its tipping fee from $35.50 per ton to $28.50 per ton for fifteen (15) year commitments.

  In addition, the Los Angeles Sanitation District with its Puente Hills landfill is a low cost provider of landfill space by charging a tipping fee of approximately $19.55 per ton.

  Marketing. As a result of the litigation successes, completion of the federal land exchange, and the Landfill Project's receipt of its last major permit, MRC is accelerating its efforts to make rail-haul landfills a reality and to market the Landfill Project. MRC has had meetings with several governmental agencies about the possibility of participating in the Landfill Project through the purchase of air or capacity rights or other similar arrangements. These entities include, but are not limited to, the Los Angeles Sanitation District. In fourth quarter of 1999, The Los Angeles Sanitation District publicly stated that it has an interest in pursuing a possible transaction, including a possible purchase transaction, with respect to the Landfill Project and/or with respect to the competing Mesquite Regional Landfill project. However, even though there are periodic discussions with the Los Angeles Sanitation District and others, there is no assurance that any discussions will ultimately lead to an agreement with regard to the Landfill Project or as to the timing or terms of any agreement if one is ultimately negotiated.

  Risk Factors. As discussed throughout this 10-K Report, there are numerous risks associated with rail-haul landfills, MRC and the Landfill Project which must be overcome to achieve the financing, permitting, construction, opening, and operation of the Landfill Project. There have been and will continue to be opponents to the Landfill Project. Given the legal challenges that have occurred to date and the controversies that generally surround landfill projects, legal challenges in addition to the current legal challenges are likely. The success of the Landfill Project also depends upon the development of the anticipated shortage in landfill capacity in Southern California over the next several years.

  In addition, MRC and the Landfill Project will encounter intense competition in the pricing and rendering of services from various sources in all phases of its solid waste disposal operations. In the solid waste transportation and disposal phase, competition is encountered for the most part from regional disposal facilities, as well as from municipalities (which may be able to provide such services at lower direct charges to customers than can MRC). There is no assurance that rail-haul landfills will be a viable alternative to other means of disposing municipal solid waste. Furthermore, as previously discussed, the Mesquite Regional Landfill is a viable competitor which could materially adversely impact the chances of success of the Landfill Project. There is no assurance that the Company is currently able or will be able to compete effectively with current and anticipated landfill space, pricing competition or that other forms of competition will not result.

  There is also a risk that sufficient and suitable financing may not be made available to MRC in order to allow it to continue to pursue the Landfill Project.

  Finally, the waste management industry has become subject to extensive, expensive and evolving regulation by federal, state and local authorities which becomes increasing stringent. The Company and MRC will make a continuing effort to anticipate regulatory, political and legal developments that might impact the Landfill Project, but they may not be able to do so.

  Given all these risks, there is no assurance that MRC and the Landfill Project will be viable or will be constructed or that once constructed, it will be commercially viable and profitable.

Employees

  As of March 10, 2000, Kaiser had 14 full-time and 9 part-time employees. In addition, as of March 10, 1999, MRC, the Company's subsidiary, had 5 full-time employees.

Item 2.  PROPERTIES

Office Facilities

  The Company's principal offices are located at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764. The Company leases approximately 5,500 square feet in Ontario, California, pursuant to a lease agreement expiring in August 2002. The Company also maintains offices on the Mill Site Property and at the Eagle Mountain site. MRC leases an office in Palm Desert, California for a term that was extended in 1999 to August 2000, and maintains an office at the Eagle Mountain site.

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

  In and around the Eagle Mountain area the Company has various possessory mining claims of approximately 3,509 acres and holds approximately 5,635 acres in fee simple (which includes the Eagle Mountain Townsite). See "Part I, Item 1. Business - Eagle Mountain Landfill Project".

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

Fontana, California

  With the acquisition of approximately 534 acres by The California Speedway Corporation for the construction of TCS and related facilities, the contribution and reservation of property for the West Valley MRF and the sale of the NAPA Lots, the Company now owns approximately 634 acres (gross) near Fontana, California. All of the Company's property is debt free. All the Company's remaining property (except the Rancho Cucamonga parcel of approximately 37 acres and the Tar Pits parcel of approximately 5 acres) is in escrow to be sold pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions with Ontario Ventures I, LLC. (See "Part 1, Item 1. Business - Property Development"). Located on the Mill Site Property is extensive infrastructure, including, water and sewage treatment facilities, and one vacant major industrial building. All other major buildings previously on the Mill Site Property have been demolished as part of the redevelopment of the Mill Site Property. The Company has historically had a number of short-term lease arrangements with unaffiliated entities for portions of this Mill Site Property. There are no tenants on the Mill Site Property except for one tenant whose right to occupancy expires within four months and the company located on the West Slag Pile Property that processes slag and pays the Company a royalty.

  There is one active deep water well on the property, with capacity significantly in excess of the current water needs for the property. This well is currently used only for irrigation purposes by TCS. See "Part I, Item 1. Business." The Company originally had adjudicated water rights to extract 2,930 acre-feet of water per year for use on the property. However, the Company as part of the transaction with PMI and the Company's agreement to sell a portion of these water rights to CSI, an adjoining landowner, in connection with the settlement of certain disputes and litigations with such company, the Company owns the following water rights associated with the Mill Site Property: (i) 525 annual acre feet; (ii) 475 annual acre feet as tenants in common with The California Speedway Corporation which has the right of first use; and (iii) 630 acre feet as tenants in common with CSI, with CSI having the first right of use, with payment to the Company, through June 30, 2004 and the Company having the first right of use thereafter without any payment to CSI. Pursuant to a settlement agreement reached with the California Regional Water Quality Control Board in 1993, the Company is obligated to contribute 1,000 acre feet of water per year for 25 years for the purposes of a regional de-salter project. In 1995, the Company contributed 18,000 acre feet of water in storage, which satisfied the Company's obligation under the settlement agreement for the first 18 years. In 1998, the Company contributed an additional 7,000 acre feet of water in storage. Thus, the Company's obligations are now fully satisfied.

  Further, the DTSC has determined that limited portions of the property require environmental remediation. The Company is working with the DTSC to remediate the impacted areas. As discussed in "Part I, Item 1. Business - Property Redevelopment - Mill Site Environmental Matters," the Company undertook a number of remediation activities in 1999. See "Part 1, Item 1. Business."

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

Fontana Union Water Company

  The Company, through a wholly owned subsidiary, currently owns 8,057.03 shares or approximately 53.71% of the outstanding stock of Fontana Union, a California mutual water company. These shares entitle the Company (or its lessee) to receive, at cost, its proportionate share of Fontana Union's water. Fontana Union owns surface and groundwater rights in the Fontana, California area with annual average production of approximately 34,000 acre-feet (plus approximately 3,500-4,000 acre feet relating to the annual Chino Basin agricultural pool transfer). All of the Company's shares of Fontana Union stock are currently leased to Cucamonga, except for approximately 424.4 of the Fontana Union shares purchased in March 2000. The lease of such shares to Cucamonga is currently pledged as collateral for the Company's $30,000,000 revolving-to-term credit facility. See "Part I, Item 1. Business - Water Resources." and "Item 3. Legal Proceedings."

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

Litigation

  Eagle Mountain Landfill Project Litigation. This litigation involved legal challenges to the EIR for the Landfill Project certified by the Riverside County Board of Supervisors in October 1992. These cases were heard in the San Diego County Superior Court in 1994. The Court's decisions required MRC to prepare a new EIR, which was completed and certified in September 1997. The original litigation against the EIR was resumed before Judge Judith McConnell of the San Diego County Superior Court. In February 1998, the San Diego County Superior Court announced its final decision and concluded that the new EIR was still deficient in two principal respects. The Court's two remaining areas of concern involve the threatened desert tortoise and Joshua Tree National Park. The Superior Court's decision was appealed.

  On May 7, 1999, a unanimous three-judge panel of the California Court of Appeal, 4th Appellate District, Division 1, completely overturned the prior adverse decision of the San Diego Superior Court on the Landfill Project's environmental impact report. The California Supreme Court on July 21, 1999, denied the opponents request that the Court of Appeal's decision be reviewed and overturned. Accordingly, landfill opponents have effectively exhausted their challenges under the California Environmental Quality Act.

  Related to the EIR litigation was the award of approximately $300,000 of attorneys' fees to project opponents prior to the announcement of the Court of Appeal decision. This matter has also been appealed, and all briefs have been filed. A decision in the matter is anticipated by year end.

  Separately, opponents to the Landfill Project appealed to the California Water Board the issuance of the waste discharge requirements permit for the Landfill Project unanimously approved in September 1999 by the California Regional Water Quality Control Board, Lower Colorado River Basin. A stay of the issuance of the permit was also sought. The appeal and the stay request were denied in December 1999.

  In October 1999, the Company's wholly owned subsidiary, Kaiser Eagle Mountain, Inc., completed a land exchange with the U. S. Bureau of Land Management ("BLM"). This completed land exchange has been challenged in two separate federal lawsuits.

  By way of background, for some time the Company had planned to transfer to the BLM approximately 2,800 acres of Kaiser-owned property along its railroad right-of-way, which was identified as prime desert tortoise habitat, in exchange for fee ownership of approximately 3,500 acres of land within the Landfill Project area. In September 1997, the BLM approved the proposed land exchange. A number of protests to the land exchange were received, which protests were denied by the BLM in December 1998. As anticipated, in January 1999, the same two opponents in the EIR litigation discussed above filed an appeal with the Interior Board of Land Appeals ("IBLA") challenging the BLM's decision to proceed with the land exchange. On September 30, 1999, the IBLA issued its decision upholding the decision of the BLM to engage in the proposed land exchange with the Company. This positive decision paved the way for completion of the land exchange.

  In December 1999, the first case was filed challenging the land exchange - Donna Charpied; Laurence Charpied; et al. v. United States Department of the Interior; Bureau of Land Management; et al, (United States District Court for the Central District of California, Riverside Division, Case No. EDCV 99-0454 RT(MCx)). In January 2000, a second case was filed - National Parks and Conservation Association v. Bureau of Land Management, et al. (United States District Court for the Central District of California, Riverside Division, Case No. EDCV-00-0041 VAX (JWJx)). It is anticipated that both cases will be consolidated into one hearing. The same general opponents that lost the appeal before the IBLA have brought these latest legal challenges. In sum, plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. The Company believes the challenges are without merit.

  For additional information on the Landfill Project litigation, see "Introduction - Business Update - Waste Management - Eagle Mountain" of this 10-K Report.

  Cucamonga Litigation. In 1996, the Company initiated legal action against Cucamonga. The dispute involved amounts owed to the Company under the terms of its lease of Fontana Union Water stock to Cucamonga. The dispute arose out of a change made by the Metropolitan Water District in its water rates and rate structure effective July 1, 1995. After a trial on the matter, the San Bernardino County Superior

Court ruled that the lease rate had been discontinued effective July 1, 1995. Thus, the parties are required to negotiate in good faith a substitute lease rate as provided under the terms of the lease with Cucamonga. Since the parties have been unable to negotiate a new substitute rate, the Cucamonga Lease requires that the matter will be resolved in a reference proceeding. A reference proceeding is in effect a private trial. During the week of February 28, 2000, all the testimony in the reference proceeding was presented. The judge requested further briefing and a final oral argument which is currently scheduled for May 15, 2000. The decision in the matter is anticipated within approximately 60 days following the closing agrument. For more detailed information, please see "Part I, Item 1. Water Resources - Lease to Cucamonga County Water District."

  Mushegain Litigation Settlement. During the third quarter of 1999, a settlement was reached with regard to the litigation brought by a landowner that had rented out his property to a tenant that performed work during the construction of the California Speedway. The landowner alleged that debris, including possible hazardous substances, were deposited in and on the landowner's property by the former tenant and that the source of some of the debris was from the demolition activities on the California Speedway property. The tenant acknowledged responsibility for the conditions created on the property but effectively became bankrupt. The landowner then sought contribution from The California Speedway Corporation and the Company. Given the time and expense involved in the case, the parties ultimately reached a settlement. The Company's final allocation of the settlement has yet to be determined, but it will not exceed $500,000. Mary Mushegain v. The California Speedway, et. al (United States District Court, Central District of California, Case No. CV 98-6786).

  City of Richmond Litigation. During the third quarter of 1999, the City of Richmond, located in Northern California, joined the Company in federal litigation it commenced against several entities, alleging that the City was entitled to recover past and future environmental clean-up costs associated with property owned by the City of Richmond. Apparently, the property currently owned by Richmond includes portions of World War II era shipyard construction and demolition facilities. It is alleged that the Company's predecessor demolished ships for approximately a two-year period in the 1940's and thus, contributed to the contamination of the property. Litigation was commenced against the City of Richmond in the U.S. Bankruptcy Court for the District of Colorado to hold the City of Richmond and certain officials in contempt for violating the bankruptcy order. Subsequent to the commencement of the contempt proceeding, a settlement was reached whereby the City of Richmond was allowed a late unsecured general creditor claim in the KSC bankruptcy estate. The amount in stock and cash to be paid by the bankruptcy estate is currently estimated to be less than $150,000. City of Richmond, et al v. Levin Enterprises, Inc., et al. (United States District Court, Northern District of California, Case No. C-97-3213 CRB).

  7-7 PRP Site. The U.S. Environmental Protection Agency has alleged that the Company, along with a number of other entities, is responsible for clean-up and oversight costs associated with the remediation of one of more sites located in Ohio formally owned or operated by 7-7, Inc. 7-7, Inc. was a remediation contractor. 7-7, Inc. was retained by the Company in connection with certain remediation projects. Since, the Company believes it could be found to be a de minimis potentially responsible party, the Company along with a number of other entities entered into a consent order with the EPA. The Company's liability, if any, is currently estimated to be less than $150,000.

  Asbestos Suits. The Company along with KSC are currently named in approximately forty (40) active asbestos lawsuits. The Company and KSC have been previously named in other asbestos suits but for various reasons those suits are not currently being pursued. Most of the plaintiffs alleged that they worked in shipyards in the Oakland/San Francisco, California area in the 1940's and that KSC was in some manner associated with one or more shipyards or has successor liability from another "Kaiser" entity. Most of these lawsuits are third party premises claims claiming injury resulting from exposure to asbestos and involve multiple defendants. The Company anticipates that it will be named as a defendant in additional asbestos lawsuits. Virtually of the complaints are non-specific. As such it is not practical at this time to determine the true nature and extent of the claims against the Company and KSC. To date, several, but not all, of the plaintiffs have agreed that they will not personally pursue the Company, but they have been granted the right to pursue the Company's insurance coverage, to the extent there is coverage. The Company currently believes that it does have insurance coverage for at least a portion of the claims and has tendered these suits for defense. The Company also currently believes that it has various defenses to these claims, including the discharge granted to it in connection with KSC's bankruptcy reorganization. The KSC bankruptcy estate, through KSC Recovery has been incurring defense costs, which should in large part be reimbursed by insurance. However, there currently is a dispute as to the amount of insurance coverage. The Company and KSC Recovery are engaged in settlement negotiations with insurance carriers with regard to the coverage dispute. Asbestos litigation is an evolving area of the law and the factual discovery with respect to many of these lawsuits has not been completed.

  City of Ontario Litigation. There has been no material change in this matter since the 1998 10-K Report. By way of background, on February 27, 1996, the City of Ontario, California served on the Company a complaint filed in San Bernardino County Superior Court (City of Ontario v. Kaiser Ventures Inc., et al.; Case No. RCV 17334). In sum, the complaint alleges that a plume or plumes containing organic carbon, dissolved solids and mercury originating from the Company's Mill Site Property due to activities of KSC and/or a former tenant of the Mill Site Property have impacted one of the City of Ontario's water wells. Ontario seeks reimbursement for remedial costs, replacement of the allegedly impacted well and replacement or improvement or refurbishment of related facilities.

  The Company challenged Ontario's ability to bring this litigation given the KSC bankruptcy and the discharge granted to the Company. In April 1996, Ontario brought a declaratory judgment action in the U.S. District Court for the District of Colorado in Bankruptcy (the "U.S. Bankruptcy Court") against the Company, (City of Ontario v. Kaiser Ventures Inc., Adversary Proceeding No. 96-1215 MSK). In the U.S. Bankruptcy Court action, Ontario in effect sought a determination that the matters and damages alleged in its California lawsuit were not discharged as a part of the KSC bankruptcy proceedings.

  The Company and the City reached a settlement concerning the matter before the U.S. Bankruptcy Court which was approved by the U.S. Bankruptcy Court in October. Under the terms of the settlement, the Company has agreed to waive its bankruptcy-related defenses to the City's prosecution of claims for groundwater contamination caused by mercury or other priority pollutants. In return, the City agreed to dismiss the California litigation as to all claims related to total dissolved solids, total dissolved carbons and sulfates, and to be bound by the 1993 Settlement Agreement between Kaiser and the California Regional Water Quality Control Board. The City has informed the Company that its well tests do not currently indicate the presence of mercury. However, the City continues to assert that the Company is responsible for the impact of total dissolved solids at the well. The City has not yet filed an amended complaint. The Company and the City of Ontario are continuing to engage in informal discovery and discussions. The Company currently believes it has numerous defenses in the litigation.

  Willow Creek Shareholder Litigation. On December 20, 1999, the Company was served with a complaint challenging and seeking damages in connection with a transaction completed on November 22, 1999, pursuant to which the Company purchased a substantial portion of its common stock from The New Kaiser Voluntary Employees' Beneficiary Association ("VEBA") and the Pension Benefit Guaranty Corporation ("PBGC"). The litigation was initiated by a shareholder of the Company, but the matter was not a class action lawsuit. On March 9, 2000, this federal lawsuit was voluntarily dismissed, without prejudice, by the plaintiffs. However, it is the Company's understanding that the plaintiffs intend to file a new lawsuit in California State Court in the near future. Willow Creek Capital Partners, L.P. a Delaware limited partnership; and Willow Creek Offshore, v. Kaiser Ventures Inc. et al. (United States District Court, Northern District of California, Case No. C99 5188 SBA).

Bankruptcy Claims

  The Company's predecessor, KSC, was in reorganization under Chapter 11 of the United States Bankruptcy Code from February 1987 until November 1988. Pursuant to the KSC Plan of Reorganization (the "KSC Plan"), the Company established a subsidiary, KSC Recovery, which was engaged in the process of pursuing certain legal actions on behalf of the former creditors of KSC and handling the remaining administrative duties of the KSC bankruptcy estate, including claims resolution. All litigation and bankruptcy administration costs are borne by KSC Recovery, which maintains a cash reserve from previous litigation and other recoveries to fund anticipated ongoing litigation and administration costs. All major remaining claims in the bankruptcy estate were settled in 1995, with completion of one major settlement occurring in 1996. Resolution of these claims allowed for a distribution of cash and stock to most of the unsecured creditors of the KSC bankruptcy estate in the second quarter of 1996.
Consistent with KSC Recovery's role solely as an agent of the former KSC creditors, the Company's consolidated statements of operations and cash flows do not reflect any of KSC Recovery's activities. Because of the minimum activities of the KSC bankruptcy estate, the Bankruptcy Court terminated its supervision over the estate in October 1996. However, the bankruptcy estate was reopened in 1999 to address certain litigation matters.

  From time-to-time, various other environmental and similar types of claims, such as the environmental and asbestos litigation mentioned above, that relate to KSC pre-bankruptcy activities are asserted against KSC Recovery and the Company. In connection with the KSC Plan, the Company, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the KSC Plan, except as otherwise provided by the KSC Plan and by law. Although the Company believes that in general all pre-petition claims were discharged under the KSC Plan, in the event any of these claims or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a material adverse effect on the Company.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock commenced trading on the NASDAQ Stock Marketsm in the fourth quarter of 1990 under the symbol "KSRI." In June 1993, Kaiser changed its name to Kaiser Resources Inc. and symbol to "KRSC." Most recently, the Company changed its name, in June 1995, to Kaiser Ventures Inc., but its trading symbol remained the same. The following table sets forth the range of the high and low reported bid price of the Company's Common Stock for the periods indicated, as reported on the NASDAQ Stock Marketsm.

                                                             Low         High
                                                             ---         ----

          1999:
          Fourth quarter..............................      $11.88      $16.75
          Third quarter...............................      $12.13      $14.13
          Second quarter..............................      $ 8.13      $14.00
          First quarter...............................      $ 8.00      $10.00

          1998:
          Fourth quarter..............................      $ 8.25      $11.38
          Third quarter...............................      $ 8.00      $12.13
          Second quarter..............................      $ 9.88      $14.25
          First quarter...............................      $ 9.50      $12.75

  As of March 10, 2000, there were approximately 2,200 holders of record of the Company's Common Stock.

  As of March 10, 2000, the Company held 136,919 shares that are deemed outstanding but reserved for issuance to the former general unsecured creditors of KSC pursuant to the KSC Plan.

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

Purchase of Shares

  On November 22, 1999, the Company purchased 2,730,950 and 1,693,551 shares of its common stock from The New Kaiser Voluntary Employees' Beneficiary Association ("VEBA") and The Pension Benefit Guaranty Corporation ("PBGC"), respectively. The shares were repurchased in accordance with a separate Stock Purchase Agreement entered into between each seller and the Company. The Company paid $13.00 per share in cash. In addition, VEBA and PBGC have the opportunity to receive a contingent real estate payment calculated in accordance with an agreed upon formula if there is a bulk sale of the Company's real estate generally before December 31, 2000 ("Contingent Payment Agreement"). Furthermore, warrants for 460,000 and 285,260 shares of the Company's stock were issued to VEBA and PBGC, respectively ("Stock Purchase Warrants"). The warrants have a term of five years and an exercise price of $17.00 per share. VEBA and the PBGC each have demand registration rights for the shares issued upon exercise of the warrants as long as the registration can be accomplished through the use of a Form S-3 or a comparable form, subject to the terms and conditions of a Registration Rights Agreement.

     If all currently contemplated real estate transactions are closed under their current terms as of the date of this Report, VEBA and PBGC would receive an additional cash payment of approximately $1.10 per share. The Company has reserved the right to distribute to the Company's shareholders the same amount of cash that would be received by VEBA and PBGC pursuant to the Contingent Payment Agreement without adjustment of the warrant price.

     The Company used cash on hand to fund the purchase of the stock, including the cash resulting from the merger between PMI and ISC, and subsequent sale of ISC common stock.

     The foregoing summary description of each Stock Purchase Agreement, Contingent Payment Agreement, Stock Purchase Warrants, Registration Rights Agreement, and the exhibits thereto (collectively the "Transaction Documents"), and the transactions contemplated therein, does not purport to be complete and is qualified in its entirety by reference to each of the Transaction Documents which are exhibits to this 10-K Report.

Annual Meeting

     A combined 1999/2000 meeting of the Company's shareholders is currently scheduled for May 10, 2000, beginning at 9:00 a.m. (California time) in Ontario, California.

                          [Intentionally Left Blank]

Item 6.  SELECTED FINANCIAL DATA

     The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included herein.

Selected Statement of Income Data
for the years ended December 31:                           1999          1998          1997          1996           1995
                                                           ----          ----          ----          ----           ----
Total revenues.......................................  $ 51,626,000  $  9,873,000   $10,006,000   $ 15,331,000   $ 11,053,000

Costs and expenses...................................    15,898,000     7,315,000     7,815,000      7,066,000      7,938,000
                                                       ------------  ------------   -----------   ------------   ------------

Income from operations...............................    35,728,000     2,558,000     2,191,000      8,265,000      3,115,000

Net interest expense.................................       498,000     1,083,000       672,000        819,000        665,000
                                                       ------------  ------------   -----------   ------------   ------------

Income before income tax provision...................    35,230,000     1,475,000     1,519,000      7,446,000      2,450,000

Taxes currently payable..............................     8,364,000        12,000        43,000         92,000             --
Deferred tax expense (benefit).......................    (3,211,000)      126,000        74,000        840,000        721,000
Deferred tax expense credited to equity..............     6,048,000       105,000       554,000      3,945,000        335,000
                                                       ------------  ------------   -----------   ------------   ------------

Net income...........................................  $ 24,029,000  $  1,232,000   $   848,000   $  2,569,000   $  1,394,000
                                                       ============  ============   ===========   ============   ============

Earnings per share
 Net Income
   Basic.............................................  $       2.35  $        .12   $       .08   $        .24   $        .13
   Diluted...........................................  $       2.31  $        .11   $       .08   $        .24   $        .13

Basic Weighted average
number of shares outstanding.........................    10,226,000    10,664,000    10,536,000     10,486,000     10,456,000

Diluted Weighted average
number of shares outstanding.........................    10,386,000    10,840,000    10,740,000     10,730,000     10,654,000

Selected Balance Sheet Data
as of December 31:                                         1999          1998           1997          1996           1995
                                                           ----          ----           ----          ----           ----
Cash, cash equivalents and
   short-term investments............................  $ 14,686,000  $  3,409,000   $  4,330,000  $  8,482,000   $ 10,937,000
Working capital......................................     5,170,000    (2,487,000)    (4,685,000)   (1,240,000)     2,821,000
Total assets.........................................   103,445,000   142,942,000    139,265,000   134,067,000    126,803,000
Long-term debt.......................................           ---    13,750,000      8,982,000     8,102,000      5,342,000
Long-term environmental
   remediation reserves..............................    23,868,000    24,465,000     24,673,000    26,466,000     32,176,000
Stockholders' equity.................................    60,890,000    87,838,000     86,204,000    81,448,000     68,697,000
Shares outstanding...................................     6,317,000    10,685,000     10,591,000    10,488,000     10,471,000
Book value per share.................................  $       9.64  $       8.22   $       8.14  $       7.77   $       6.56

(1) The deferred tax expense credited to equity represents taxes that are recorded by the Company for financial reporting purposes, but are not payable due to the Company's utilization of Net Operating Loss ("NOL") benefits from losses arising prior to and through the KSC bankruptcy. Although the amount of this benefit is not included in net income, stockholders' equity is increased in an amount equal to the NOL tax benefit reported. NOL carryforwards at December 31, 1999, were approximately $35 million for federal income tax purposes.

(2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page 62.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Section 1:  Operating Results

     Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments in water resources, property redevelopment and solid waste management. The Company's long-term emphasis is on the further development of its principal assets: (i) an approximately 53.71% ownership interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) approximately a 75% ownership interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iii) a 50% ownership interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (iv) approximately 634 acres (gross) of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property") which is currently undergoing redevelopment; and (v) the 9,144 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 1,100 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. During 1999 Penske Motorsports Inc. ("PMI") merged with International Speedway Corporation ("ISC"). As a result of the merger, the Company received cash and common stock in ISC. The Company sold all of its ISC common stock during 1999. The Company is also pursuing other related longer-term growth opportunities on the balance of its Mill Site Property, including the redevelopment of industrial and commercial parcels of land near TCS and the WVMRF.

Summary of Significant Developments in 1999

     During 1999, a number of events occurred which affected the Company. Therefore, readers are encouraged to read this Report it in its entirety in order to adequately understand the impact of these events on the Company. However, management of the Company would like to particularly highlight four areas: (1) the success of the Landfill Project including, (i) the positive outcome of the appeal of the San Diego Superior Court's prior adverse ruling relative to the Landfill Project's environmental impact report ("EIR"), (ii) completion of the federal land exchange that is necessary for the Landfill Project, and (iii) securing the last major permit necessary to site and operate the Landfill Project; (2) the approval of the entitlements for the 406 acre Kaiser Commerce Center, a substantial portion of the Mill Site Property, and the Company subsequently entering into a contract for the sale of virtually all the Mill Site Property; (3) the merger of PMI into ISC and the Company's subsequent sale of the ISC stock received in the merger; and (4) the Company's repurchase of approximately 41% of its issued and outstanding stock.

Primary Revenue Sources

Ongoing Operations

     The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga. Property redevelopment revenues primarily reflect revenues from long-term redevelopment activities at the Mill Site Property, including water and waste water treatment revenues; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflect Kaiser's share of income related to those equity investments (i.e., PMI) and, starting in 1997, a limited liability company (i.e., West Valley MRF) which the Company accounts for under the equity method.

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

Results of Operations

Analysis of Results for the Years Ended December 31, 1999 and 1998

     An analysis of the significant components of the Company's resource revenues for the years ended December 31, 1999 and 1998 follows:

                                                                         1999            1998        % Inc. (Dec)
                                                                         ----            ----        ------------
          Ongoing Operations
           Water resource..........................................   $ 5,228,000      $5,201,000           1%
           Property redevelopment..................................     1,480,000       1,487,000          --%
           Gain on merger of PMI into ISC..........................    35,713,000             ---         N/A
           Gain on sale of ISC common stock........................     6,575,000             ---         N/A
           Income (loss) from equity method
             investments
              Penske Motorsports Inc...............................      (329,000)      1,903,000         N/A
              West Valley MRF, LLC.................................       910,000          40,000        2175%
           Mill Site land sales....................................     1,622,000             ---         N/A
                                                                      -----------      ----------   ---------

            Total ongoing operations...............................    51,199,000       8,631,000         493%
                                                                      -----------      ----------   ---------

          Interim Activities.......................................       427,000       1,242,000         (66%)
                                                                      -----------      ----------   ---------

            Total resource revenues................................   $51,626,000      $9,873,000         423%
                                                                      ===========      ==========   =========

          Revenues as a Percentage of Total Resource Revenues:
           Ongoing operations...................................               99%             87%
           Interim activities...................................                1%             13%
                                                                      -----------      ----------

            Total resource revenues.............................              100%            100%
                                                                      ===========      ==========

     Resource Revenues. Total resource revenues for 1999 were $51,626,000, compared to $9,873,000 for 1998. Revenues from ongoing operations increased 493% during the year to $51,199,000 from $8,631,000 in 1998, while revenues from interim activities declined 66% to $427,000 from $1,242,000 in 1998. Revenues from ongoing operations as a percentage of total revenues increased to 99% in 1999 from 87% in 1998. This significant increase reflects the unusual non-recurring on-going revenues recorded during 1999.

                    KAISER VENTURES INC. AND SUBSIDIARIES

     Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $5,228,000 during 1999 compared to $5,201,000 for 1998. The slight increase in water revenues primarily reflects an increase, effective January 1, 1999, in the Company's effective interest in Fontana Union from 57.33% to 57.37%, due to a decline in the number of Fontana Union shareholders taking water. As previously disclosed, Metropolitan Water District of Southern California ("MWD"), effective July 1, 1995, implemented changed rates and a changed rate structure which resulted in the continuing lease interpretation dispute with Cucamonga regarding the extent of the MWD rate increases. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of December 31, 1999 is approximately $2,575,000. In addition, MWD has stated that it may further refine its rate structure in the future.

     Property redevelopment revenues were $1,480,000 for 1999 compared to $1,487,000 for 1998. The slight decrease from 1998 is primarily a result of lower other revenue sources.

     Income (loss) from equity method investments decreased to $581,000 for 1999 from $1,943,000 for 1998. The decrease of $1,362,000 reflects the discontinuance of recording equity income from PMI ($2,082,000) effective April 1, 1999 due to the merger between ISC and PMI that was announced in May 1999, and an increase in the reported first quarter net loss of PMI ($150,000) being partially offset by an increase in equity income from the WVMRF ($870,000).

     During the third quarter of 1999, ISC consummated its merger with PMI, purchasing the 88% of PMI's common stock it did not already own for $50.00 per share. Kaiser received, under the cash and stock election of 30% and 70% respectively, $24.4 million in cash and 1,187,407 shares of ISC Class A common stock. As a result of the merger the Company recognized a gain of $35.7 million.

     Subsequent to the merger of PMI into ISC, the Company commenced an orderly liquidation of its position in the common stock of ISC. By the middle of November 1999, the Company had completed the sale of its ISC common stock resulting in a gain of $6.6 million. The Company's average sales price for a share of ISC common stock was $53.52 during this orderly sale.

     Interim Activities. Revenues from interim activities for 1999 were $427,000 compared to $1,242,000 for 1998. The 66% decrease in revenues from interim activities in 1999 is primarily attributable to lower revenues from tenant rental and services and from sales of metallics and scrap at the Mill Site Property due to the continuing real estate redevelopment activities ($843,000) being partially offset by higher tenant service and miscellaneous revenue at Eagle Mountain ($28,000).

     Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for 1999 increased to $11,112,000 from $3,468,000 in 1998. The principal reason for this increase was the pending bulk sale of virtually all the Mill Site Property to Ontario Ventures I, LLC, which required the Company to record a write-down to net realizable value of $8,350,000 during 1999. Operations and maintenance costs for 1999 were $863,000 compared to $1,260,000 for 1998. The 32% decrease in 1999 operations and maintenance costs was primarily due to lower salaries at the Mill Site ($51,000) and lower maintenance and supply costs for buildings and equipment at both the Mill Site Property and Eagle Mountain ($346,000). Administrative support expenses for 1999 decreased 14% to $1,899,000 from $2,208,000 for 1998. This decrease was primarily due to: (a) lower outside legal and professional costs ($230,000); (b) the reduction of certain reserves for bad debt ($112,000); and (c) lower employee compensation expenses ($60,000) being partially offset by restructuring charges relating to planned layoffs at the Mill Site ($100,000).

                    KAISER VENTURES INC. AND SUBSIDIARIES

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for 1999 increased 24% to $4,786,000 from $3,847,000 for 1998. The increase was due to higher compensation and related expenses ($424,000) and higher professional and outside consulting expenses ($514,000). All of the increase in professional and outside consulting expenses was related to the VEBA/PBGC share repurchase that was completed in November 1999.

     Net Interest Expense. Net interest expense for 1999 was $498,000 compared to $1,083,000 in 1998. The decrease was due primarily to higher interest income from higher cash/investment balances from the proceeds of the merger of PMI into ISC and subsequent sale of ISC common stock ($777,000) slightly offset by higher interest expense ($192,000) associated with the additional long term debt from January 1999 thru early December 1999, when all of the outstanding debt was paid-off.

     Income and Income Tax Provision. The Company recorded income before income tax provision of $35,230,000 for 1999, a 23-fold increase from the $1,475,000 recorded in 1998. A provision for income taxes of $11,201,000 was recorded in 1999 as compared with $243,000 in 1998. In 1999 approximately 75% of the tax provision is currently payable as the Company reported income in excess of its California NOLs. Historically, over 90% of the tax provision was not currently payable, as was the case in 1998, due primarily to utilization of the Company's net operating loss carryforwards ("NOLs") for both federal and California purposes. Consequently, pretax income is an important indicator of the Company's performance.

     Net Income. For 1999, the Company reported net income of $24,029,000, or $.2.35 per share, a 19-fold increase from the $1,232,000, or $.12 per share, reported for 1998.

Analysis of Results for the Years Ended December 31, 1998 and 1997

     An analysis of the significant components of the Company's resource revenues for the years ended December 31, 1998 and 1997 follows:

                                                                 1998                1997            % Inc. (Dec)
                                                                 ----                ----            ------------
Ongoing Operations
 Water resource.............................................   $5,201,000         $ 5,143,000                 1%
 Property redevelopment.....................................    1,487,000           1,213,000                23%
 Income from equity method investments......................    1,943,000           2,003,000                (3%)
                                                               ----------         -----------           -------

  Total ongoing operations..................................    8,631,000           8,359,000                 3%
                                                               ----------         -----------           -------
Interim Activities
 Lease, service and other...................................    1,242,000           1,647,000               (25%)
                                                               ----------         -----------           -------

  Total interim activities..................................    1,242,000           1,647,000               (25%)
                                                               ----------         -----------           -------

  Total resource revenues...................................   $9,873,000         $10,006,000                (1%)
                                                               ==========         ===========           =======

Revenues as a Percentage of Total Resource Revenues:
 Ongoing operations.........................................           87%                 84%
 Interim activities.........................................           13%                 16%
                                                               ----------         -----------

  Total resource revenues...................................          100%                100%
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

                        Section 2:  Financial Position

     Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $11,277,000 to $14,686,000 at December 31, 1999 from $3,409,000 at December 31, 1998. Included in cash and cash equivalents is $3,474,000 and $2,545,000 held solely for the benefit of MRC at December 31, 1999 and 1998, respectively. The increase in cash and cash equivalents is due primarily to: (a) proceeds from the sale of ISC common stock ($63,552,000); (b) proceeds of the merger of PMI into ISC ($24,419,000) (c) borrowings under the Company's Union Bank revolving-to-term credit facility ($3,000,000); (d) the sale of Mill Site Property ($2,662,000); (e) equity fundings by the MRC minority partners ($997,000); (f) distribution from the West Valley MRF, LLC ($450,000); and (g) the issuance of common stock relating to the exercise of stock options ($379,000). These increases were partially offset by:
(a) repurchase of common stock from two major shareholders ($57,519,000); (b) payoff of the Company's Union Bank revolving-to-term credit facility ($16,750,000); (c) cash used by operations ($4,610,000); (d) capital expenditures ($3,570,000); and (e) environmental remediation costs ($1,808,000). It should be noted that the large amount of cash used by operations was primarily due to a partial payment of $4,900,000 for income taxes during the year.

     Working Capital. During 1999, current assets increased $11,208,000 to $17,056,000 while current liabilities increased $3,551,000 to $11,886,000. The increase in current assets resulted primarily from the $11,277,000 increase in cash and cash equivalents and a $285,000 increase in current deferred tax assets being partially offset by a $361,000 decline in accounts receivable. The increase in current liabilities resulted primarily from an increase in income taxes payable ($3,501,000) and an increase in accrued liabilities ($1,176,000) being partially offset by a decrease in anticipated 2000 environmental remediation expenditures ($1,305,000). Included in current liabilities for 1999 is $651,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital increased during 1999 by $7,657,000 to $5,170,000 at December 31, 1999.

     Real Estate. Real estate decreased $8,865,000 during 1999 due to the write-down of the Mill Site Property to net realizable value ($8,350,000) and the two sales of the Napa Lots ($1,040,000) being partially offset by continuing redevelopment of the Mill Site properties ($525,000).

                    KAISER VENTURES INC. AND SUBSIDIARIES

     Investments. As a result of the PMI/ISC merger in July 1999, the Company's investment in PMI was converted into $24.4 million of cash and $57.0 million (or 1,187,407 shares) of ISC Class A common stock valued at $47.98 per share. Subsequent to the merger, the Company liquidated its investment in ISC common stock over a period of three months at an average price of $53.52 per share. There was a $460,000 increase in the Company's investments in WVMRF during 1999. The increase is due to the Company's recording of its equity share of WVMRF's income during 1999 of $910,000 being partially offset by the receipt of a distribution of $450,000.

     Other Assets. The increase in other assets ($3,484,000) is primarily related to: (a) capitalized landfill permitting and development costs incurred by MRC ($3,159,000); (b) capital improvements at the Mill Site and Eagle Mountain ($286,000); and (c) creation of a long term deferred tax asset ($577,000) being partially offset by an increase in accumulated depreciation as of December 31, 1999 ($430,000) and the amortization of deferred loan fees ($121,000).

     Environmental Remediation. As is discussed extensively in "Part I, Item 1. Business - Property Redevelopment, Mill Site Environmental", the Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $16 million and $26.4 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected.

     As of December 31, 1999, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet were approximately $26.4 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $28.3 million as of December 31, 1998. The decrease is a result of the $1.9 million in remediation and other environmental costs incurred during 1999 on the Mill Site property.

     Although ongoing environmental investigations are being conducted on the Mill Site Property and management believes it is currently in a position to estimate with some reasonable certainty future investigation and remediation costs, there can be no assurance that the actual amount of environmental remediation expenditures to be incurred will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified. Accordingly, future facts and circumstances could cause these estimates to change significantly. In addition, under the terms of the proposed sale of virtually all the Mill Site Property, all environmental liabilities, with limited exceptions, assumed by the buyer of the property.

     Long-term Debt. As of December 31, 1999, the Company had no long-term debt as a result of the payoff of $16,750,000 of previous borrowings under the Company's $30,000,000 revolving-to-term credit facility with Union Bank during December 1999.

     Other Long-term Liabilities. The decrease in other long-term liabilities is primarily due to: (a) the reclassification of $1,305,000 of the environmental remediation reserve from a current to a long term liability which was offset by $1,902,000 in environmental remediation activities undertaken during 1999; (b) a decrease in deferred tax liabilities ($2,349,000); and (c) a decrease in accrued liabilities ($469,000).

     Minority Interest and Other Liabilities. As of December 31, 1999, the Company has recorded $4,772,000 of minority interest relating to the approximately 25% ownership interest in MRC the Company does not own.

     Contingent Liabilities. The Company has contingent liabilities that are described in the notes to the financial statements.

                    KAISER VENTURES INC. AND SUBSIDIARIES

     Impact of the Year 2000 Issue. The Company successfully achieved compliance with the Year 2000 requirements and Year 2000 related issues had no material adverse effect on the Company's results of operations, liquidity or financial condition. However, no assurance can be given that unforeseen problems may not occur in the future that may have a material adverse effect on the Company's results of operations, liquidity or financial condition.

                         Section 3:  Business Outlook

     The statements contained in this Business Outlook are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this 10-K Report, these statements are forward-looking and, therefore, actual results may differ materially.

     On-Going Operations. As noted above, the Company's revenues from ongoing operations are generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year take-or-pay lease with Cucamonga, and the 50% equity ownership of the West Valley MRF, are essentially complete and the Company is recognizing significant revenues and income from these investments. The Company anticipates revenues from these projects and investments to increase moderately over time as certain key economic factors impacting these projects and investments increase. In addition, the Company continues to evaluate these completed projects and investments in light of how to best provide maximum value to its shareholders.

     In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (now called Inland Empire Utilities Agency (the "Lease Rate") upon which the lease payments are currently calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of over 8% per year during the past 25 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at less than 5.0% per year for the next 2-4 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. In March 1998, the San Bernardino Superior Court ruled that the Lease Rate had been discontinued as of July 1, 1995. Therefore, the terms of the Cucamonga Lease require the parties to seek to negotiate in good faith a new substitute rate. If the parties are unable to agree on a substitute rate, the matter is to be resolved by reference, a form of private trial similar to arbitration. Before and after the trial, there were sporadic attempts to resolve the litigation and negotiate a new substitute rate. However, since the parties were not able to reach a resolution of the matter, the matter will be determined as a result of a reference proceeding as required under the terms of the Cucamonga Lease. The reference proceeding commenced during the week of February 28, 2000. After the conclusion of all the testimony in the proceeding, the court asked for further briefing and scheduled a final oral argument which is currently scheduled for May 15, 2000. A decision from the judge is expected within 60 days thereafter.

     With regard to the Company's investment in Fontana Union, the Company purchased, in March 2000, an additional 424.4 shares of Fontana Union from Western Water Company for approximately $653,000 or $1,540 per share. The price per share reflects a substantial minority discount and also reflects the resolution of a legal dispute between the seller of the shares and the Company. The purchase of these additional shares, which are not covered by the take-or-pay lease with Cucamonga, will assist in protecting the Company's effective interest in Fontana Union, which is utilized in calculating the revenue under the take-or-pay lease with Cucamonga.

                    KAISER VENTURES INC. AND SUBSIDIARIES

     In regard to the WVMRF, the most significant factor affecting the Company's future equity income from the WVMRF is the expansion of the facility's capacity from 2,000 to 3,500 tons per day. This expansion, which is anticipated to be completed in the fall of 2000, will increase the processing facility by an additional 80,000 square feet and will provide for additional materials recovery sorting capacity. The success of this expansion will depend heavily on the continuing closures of local landfills and the future construction, if any, of competing facilities.

     The Company has historically spent a significant amount of capital in the development of its two other major project and investment opportunities: the re-permitting of the Eagle Mountain Landfill by MRC, the Company's 75% owned subsidiary, and the redevelopment of approximately 634 acres (gross) of the Company's Mill Site Property. As a result of the litigation successes, completion of the federal land exchange, and the Landfill Project's receipt of its last major permit, MRC is accelerating its efforts to make rail-haul landfills a reality and to market the Landfill Project. MRC has had meetings with several governmental agencies about the possibility of participating in the Landfill Project through the purchase of air or capacity rights or other similar arrangements. These entities include, but are not limited to, the Los Angeles Sanitation District. In fourth quarter of 1999, The Los Angeles Sanitation District publicly stated that it has an interest in pursuing a possible transaction, including a possible purchase transaction, with respect to the Landfill Project and/or with respect to the competing Mesquite Regional Landfill project. However, even though there are periodic discussions with the Los Angeles Sanitation District and others, there is no assurance that any discussions will ultimately lead to an agreement with regard to the Landfill Project or as to the timing or terms of any agreement if one is ultimately negotiated.

     In regard to the redevelopment of approximately 634 acres (gross) of the Mill Site Property, the Company completed the entitlement and permits process for a substantial portion of the property in April 1999, for a variety of possible commercial, industrial and recreational uses. In the fourth quarter of 1999, the Company entered into a contract to sell substantially all of its remaining Mill Site Property. Due to the extensive amount of due diligence and the number of contingencies involved, it is currently estimated that, if this transaction is consummated, it will close in the second quarter of 2000. Based on this potential sale the Company is not currently spending significant capital on the Mill Site. Should this transaction ultimately fail to be consummated, it is anticipated that the Company would spend approximately $2.5 million for required environmental remediation and approximately $500,000 for real estate entitlement and improvement expenditures over the remainder of 2000. The $2.5 million to be spent in 2000 for required environmental remediation is a component of the $16-26 million estimate to complete all remaining required remediation for the Mill Site Property. As previously disclosed, the Company has recorded a write-down to net realizable value on the Mill Site property in anticipation of this or a similar transaction closing, thus the Company will not recognize a significant gain on the sale of the Mill Site Property.

     Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company has, to date, continued to make investments in MRC. Through a series of private placements with existing MRC shareholders, from July 1995 through December 31, 1999, a total of $18.5 million has been raised by MRC, with Kaiser contributing approximately $14.0 million of that amount. The Company's 1999 advances approximated $3.0 million out of a total funding of $4.0 million. The Company has also approved advances to MRC totaling $1.8 million for 2000, which together with the minority shareholders advances are anticipated to fund MRC through December 31, 2000.

     Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) amounts available under its $30,000,000 revolving-to-term credit facility (less $4,850,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue to fund the development of its long-term projects and investments. As was discussed in more detail above, the Company expects to commit, in 2000, a total of approximately $5.4 million for capital projects and

                    KAISER VENTURES INC. AND SUBSIDIARIES

investments. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, partnerships, joint venture arrangements, additional equity or the sales or monetization of assets.

     Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of these NOLs is reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at December 31, 1999, are estimated to be approximately $35 million for federal purposes. These federal NOLs expire in varying amounts over a period from year 2000 to 2013.

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

     Not Applicable.

                    KAISER VENTURES INC. AND SUBSIDIARIES

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated by reference from the Executive Compensation Section of the Company's Proxy Statement for its combined 1999/2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), a definitive copy of which will be filed within 120 days of December 31, 1999.

Item 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the Executive Compensation Section of the 2000 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information required by this item is incorporated by reference from the Security Ownership of Principal Shareholders and Management Section of the 2000 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the 2000 Proxy Statement.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) The following financial statements and financial schedules are filed as a part of this report:


     (1)  Financial Statements                                           Page
          --------------------                                           ----

          Report of Independent Auditors................................. 56

          Consolidated Balance Sheets.................................... 57

          Consolidated Statements of Income.............................. 59

          Consolidated Statements of Cash Flows.......................... 60

          Consolidated Statements of Changes in Stockholders' Equity..... 61

          Notes to Consolidated Financial Statements..................... 62


     (2)  Financial Statement Schedules
          -----------------------------

          II   Valuation and Qualifying Accounts and Reserves............ 82


     All other schedules are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

(b)  Reports on Form 8-K.

     The following reports on Form 8-K have been filed during the last quarter of the period covered by this Form 10-K Report to the date of this report.

     (1) 8-K Report dated November 22, 1999, and filed with the Securities and Exchange Commission on November 23, 1999, regarding the purchase of 2,730,950 and 1,693,551 shares of the Company's common stock from the New Kaiser Employees' Beneficiary Association and Pension Benefit Guaranty Corporation, respectively, and the terms of such transaction.

     (2) 8-K Report dated December 15, 1999, and filed on December 22, 1999, regarding the Eagle Mountain Landfill Project securing its final major permit, disclosing litigation filed by one of the Company's stockholders' over the Company's stock repurchase transition and disclosing litigation over the Company's completed federal land exchange.

(c)  Exhibits.  The following exhibits are filed as part of this Form 10-K:

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

(* Indicates compensation plan, contract or arrangement)


   Exhibit
   Number                          Document Description
  ------------     -------------------------------------------------------------

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

   2.4 Stock Purchase Agreement between Kaiser Ventures Inc. and the New Kaiser Voluntary Employees' Beneficiary Association dated November 22, 1999, incorporated by reference from Exhibit 2.1 of the Company's Form 8-K dated November 22, 1999.

   2.5 Stock Purchase Agreement between Kaiser Ventures Inc. and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 2.2 of the Company's Form 8-K dated November 22, 1999.

   3.1 Restated Certificate of Incorporation of Kaiser Steel Corporation filed with the Secretary of State of Delaware on November 17, 1988, incorporated by reference from Exhibit D(i) to the Company's Form 8-A dated November 21, 1988.

   3.1.1 Certificate of Amendment to Restated Certificate of Incorporation of Kaiser Steel Resources, Inc. filed with the Delaware Secretary of State on October 2, 1990, incorporated by reference from the Company's Form 8-K Report dated September 18, 1990.

   3.1.2 Certificate of Amendment to Restated Certificate of Incorporation of Kaiser Steel Resources, Inc. changing the Corporation's name to Kaiser Resources Inc., filed with the Delaware Secretary of State on June 14, 1993, incorporated by reference from Exhibit 4.1.2 of the Company's Form 10-K Report for the year ended December 31, 1993.

   3.1.3 Certificate of Amendment to Restated Certificate of Incorporation of Kaiser Resources Inc. changing the Corporation's name to Kaiser Ventures Inc., filed with the Delaware Secretary of State on June 19, 1995.

   3.2 Amended and Restated Bylaws of Kaiser Ventures Inc., effective January 6, 2000.

                     KAISER VENTURES INC. AND SUBSIDIARIES

   Exhibit
   Number                          Document Description
 ------------    ---------------------------------------------------------------

   4.1. Stock Purchase Warrant between Kaiser Ventures Inc. and the New Kaiser Voluntary Employees' Beneficiary Association dated November 22, 1999, incorporated by reference from
                    Exhibit 4.1 of the Company's Form 8-K dated November 22,
                    1999.

   4.2 Stock Purchase Warrant between Kaiser Ventures Inc. and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 4.2 of the Company's Form 8-K dated November 22, 1999.

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

   10.1.4 Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of the Company's Form 10-K Report for the year ended December 31, 1995.

   10.1.5 Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of the Company's Form 10-Q Report for the period ended September 30, 1997.

   10.1.6 Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of the Company's Form 10-Q Report for the period ended September 30, 1997.

   10.2 Eagle Mountain Lease Between Management and Training Corporation and Kaiser Steel Corporation, dated November 16, 1987, incorporated by reference from Exhibit 10.4 of the Company's Form 10-K Report for the year ended December 31, 1988.

                     KAISER VENTURES INC. AND SUBSIDIARIES

   Exhibit
   Number                             Document Description
 ------------     --------------------------------------------------------------

   10.2.1 First Amendment dated July 1, 1990, to Lease between Management and Training Corporation and Kaiser Steel Resources, Inc., incorporated by reference from Exhibit
                    10.3.1 of the Company's Form 10-K Report for the year ended December 31, 1990.

   10.2.2 Second Amendment dated November 16, 1992, to Lease dated November 16, 1987 between Management and Training Corporation and Kaiser Steel Resources, Inc., incorporated by reference from Exhibit 10.3.2 of the Company's Form S-2 Registration No. 33-56234).

   10.2.3 Third Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser Steel Resources, Inc. dated November 16, 1997, incorporated by reference from
                    Exhibit 10.3.3 of the Company's Form 10-K Report for the year ended December 31, 1998.

   10.2.4 Fourth Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser Ventures Inc. dated February 1, 1999, incorporated by reference from Exhibit
                    10.3.4 of the Company's Form 10-K Report for the year ended December 31, 1998.

   10.3* Amended and Restated Employment Agreement between Kaiser Ventures Inc. and Richard E. Stoddard dated as of January 15, 1998, incorporated by reference from Exhibit 10.4 of the Company's Form 10-K Report for the year ended December 31, 1998.

   10.3.1* First Amendment to the Amended and Restated Employment Agreement between Richard E. Stoddard and Kaiser Ventures Inc. dated as of January 6, 2000.

   10.4*            Employment Agreement between Kaiser Ventures Inc. and Gerald
                    A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of the Company's 10-K Report for the year ended December 31, 1998.

   10.5*            Employment Agreement between Kaiser Ventures Inc. and Terry
                    L. Cook dated effective June 17, 1996, incorporated be reference from Exhibit 10.2 of the company's Form 10-Q Report for quarter ended June 30, 1996.

   10.5.1* First Amendment to Employment Agreement, between Kaiser Ventures Inc. and Terry L. Cook dated as of January 6, 2000.

   10.6* Transition Employment Agreement between Kaiser Ventures Inc., and Lee R. Redmond dated as of January 6, 2000.

   10.7*            Employment Agreement between Kaiser Ventures Inc. and Paul
                    E. Shampay dated as of January 6, 2000.

   10.8* Employment Agreement between Kaiser Ventures Inc. and Anthony Silva dated as of January 15, 1998, incorporated by reference from Exhibit 10.9 of the Company's Form 10-K Report for the year ended December 31, 1998.

                     KAISER VENTURES INC. AND SUBSIDIARIES

   Exhibit
   Number                          Document Description
 ------------     --------------------------------------------------------------

   10.8.1* First Amendment to Employment Agreement between Kaiser Ventures Inc. and Anthony Silva dated as of January 6, 2000.

   10.9*            Employment Agreement between Kaiser Ventures Inc. and James
                    F. Verhey dated as of June 17, 1996, incorporated by reference Exhibit 10.10 of the Company's Form 10-Q Report for the quarter ended June 30, 1996.

   10.9.1* First Amendment to Employment Agreement between Kaiser Ventures Inc and James F. Verhey dated as of January 15, 1998, incorporated by reference from Exhibit 10.10.1 of the Company's Form 10-K Report for the year ended December 31, 1998.

   10.9.2* Second Amendment to Employment Agreement between Kaiser Ventures Inc. and James F. Verhey dated as of October 1, 1999.

   10.9.3* Third Amendment to Employment Agreement between Kaiser Ventures Inc. and James F. Verhey dated as of January 6, 2000.

   10.10 Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties), Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of the Company's Form 10-K Report for the year ended December 31, 1994.

   10.10.1 Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated September 27, 1999.

   10.11 Environmental Agreement, State of California, Health and Welfare Agency, Department of Health Services, Consent Order Health and Safety Code Sections 205, 25355.1(a)(B), 25355.5(a)(C), dated August 22, 1988, incorporated by reference from Exhibit 10.14 of the Company's Form 10-K Report for the year ended December 31, 1988.

   10.11.1 Amendment issued as of November 13, 1997 by the California Environmental Protection Agency to Consent Order dated August 22, 1988 issued by the State Department of Health Services to Kaiser Steel Corporation, incorporated by reference from Exhibit 10.12.1 of the Company's Form 10-K Report for the year ended December 31, 1998.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

   Exhibit
   Number                          Document Description
 ------------    ---------------------------------------------------------------

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

   10.17.1* First Amendment to Kaiser Ventures Inc. 1995 Stock Option Plan, incorporated by reference from Exhibit 4.1.1 of the Company's Form S-8 Registration Statement (Registration No. 333-17843).

   10.18 Third Amended Plan of Reorganization of Fontana Union Water Company dated September 26, 1990, incorporated by reference from Exhibit 10.18 of the Company's Form S-2 (Registration No. 33-56234).

   10.19 Settlement Agreement among Fontana Union Water Company, Kaiser Steel Resources, Inc., San Gabriel Valley Water Company and Cucamonga County Water District dated February 7, 1992, incorporated by reference from Exhibit 10.19 of the Company's Form S-2 (Registration No. 33-56234).

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

   Exhibit
   Number                          Document Description
 ------------    ---------------------------------------------------------------

   10.21 Water Rights Agreement, dated November 21, 1995 by and among Kaiser Ventures Inc., Kaiser Inc. and The California Speedway Corporation (successor by merger to Speedway Development Corporation), incorporated by reference from
                    Exhibit 10.22 of the Company's Form 10-K Report for the year ended December 31, 1995.

   10.22 Access Agreement, dated as of November 22, 1995 by and among Kaiser Ventures Inc., Kaiser Land Development, Inc. and The California Corporation, incorporated by reference from
                    Exhibit 10.23 of the Company's Form 10-K Report for the year ended December 31, 1995.

   10.23 Sewer Services Agreement, dated as of November 21, 1995 between Kaiser Ventures Inc. and The California Speedway Corporation (successor by merger to Speedway Development Corporation), incorporated by reference from Exhibit 10.24 of the Company's Form 10-K Report for the year ended December 31, 1995.

   10.24 Purchase Agreement and Escrow Instructions (without exhibits) dated October 8, 1996, among Kaiser Ventures Inc., The California Speedway Corporation and Penske Motorsports, Inc., incorporated by reference from Exhibit 10.1 of the Company's Form 10-Q Report for the quarter ended September 30, 1995.

   10.25 Revolving Credit and Term Loan Agreement between Fontana Water Resources, Inc. and Union Bank, dated September 30, 1994, (Excluding the exhibits), incorporated by reference from Exhibit 10.21 of the Company's Form 10-K Report for the year ended December 31, 1994.

   10.25.1 First Amendment of Credit and Term Loan Agreement between Fontana Water Resources, Inc. and Union Bank, dated January 30, 1997, incorporated by reference from Exhibit 10.29.1 of the Company's Form 10-K Report for the year ended December 31, 1996.

   10.25.2 Guaranty executed by Kaiser Resources Inc. in favor of Union Bank, dated September 30, 1994, incorporated by reference from Exhibit 10.21.1 of the Company's Form 10-K Report for the year ended December 31, 1994.

   10.25.3 First Amendment to Guaranty by Kaiser Ventures Inc. in favor of Union Bank dated January 30, 1997, incorporated by reference from Exhibit 10.29.3 of the Company's 10-K Report for the year ended December 31, 1996.

   10.25.4 Third Amendment to Guaranty by Kaiser Ventures Inc. in favor of Union Bank dated September 22, 1999.

   10.25.5 First Amendment to Pledge and Security Agreement; Second Amendment to Guaranty; First Amendment to Stock Pledge Agreement; and Guarantor Consent by Kaiser Ventures Inc. in favor of Union Bank dated August 14, 1997, incorporated by reference form Exhibit 10.29.4 of the Company's 10-K Report for the year ended December 31, 1998.

                     KAISER VENTURES INC. AND SUBSIDIARIES

   Exhibit
   Number                          Document Description
 ------------    ---------------------------------------------------------------

   10.25.6 Second Modification of Deed of Trust and Assignment of Leases and Rents dated as of August 14, 1997 by Fontana Water Resources, Inc. and Union Bank of California, incorporated by reference form Exhibit 10.29.5 of the Company's10-K Report for the year ended December 31, 1998.

   10.25.7 Third Modification of Deed of Trust and Assignment of Leases and Rents dated as of September 22, 1999, by Fontana Water Resources, Inc. and Union Bank of California.

   10.25.8 Second Amendment to Revolving Credit and Term Loan Agreement dated August 14, 1997 by Fontana Water Resources, Inc. and Union Bank of California, incorporated by reference form
                    Exhibit 10.29.6 of the Company's10-K Report for the year ended December 31, 1998.

   10.25.9 Third Amendment to Revolving Credit and Term Loan Agreement dated September 22, 1999, by Fontana Water Resources, Inc. and Union Bank of California.

   10.26 Settlement Agreement among Kaiser Resources Inc., KSC Recovery, Inc., Kaiser Coal Corporation, the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan dated December 1, 1994, incorporated by reference from Exhibit 10.22 of the Company's 10-K Report for the year ended December 31, 1994.

   10.27 Promissory Note of McLeod Properties, Fontana LLC, dated September 30, 1997 payable to the order of Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3 of the Company's 10-Q Report for the period ended September 30, 1997.

   10.27.1          Guaranty Agreement of Budway Enterprises, Inc. and V.M.
                    McLeod dated September 30, 1997, incorporated by reference from Exhibit 10.3.1 of the Company's 10-Q Report for the period ended September 30, 1997.

   10.27.2 Subordinated Deed of Trust, Assignment of Leases and Rents and Security Agreement dated September 30, 1997 given by McLeod Properties, Fontana LLC for the benefit of the Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3.2 of the Company's 10-Q Report for the period ended September 30, 1997.

   10.28 Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.28.1 Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from
                    Exhibit 10.1.1 of the Company's 10-Q Report for the period ended June 30, 1997.

                     KAISER VENTURES INC. AND SUBSIDIARIES

   Exhibit
   Number                          Document Description
 ------------    ---------------------------------------------------------------

   10.29 Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.30.1 Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.31 Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from
                    Exhibit 10.3 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.32 Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.32.1 Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.33 Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.33.1 Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.34 Registration Rights Agreement among Kaiser Venture Inc. and the New Kaiser Voluntary Employees' Beneficiary Association and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 10.1 of the Company's Form 8-K dated November 22, 1999.

   10.35 Contingent Payment Agreement between Kaiser Ventures Inc and the New Kaiser Voluntary Employees' Beneficiary Association dated November 22, 1999, incorporated by reference from
                    Exhibit 10.2 of the Company's Form 8-K dated November 22, 1999.

                     KAISER VENTURES INC. AND SUBSIDIARIES

   Exhibit
   Number                          Document Description
 ------------    ---------------------------------------------------------------

   10.36 Contingent Payment Agreement between Kaiser Ventures Inc and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 10.3 of the Company's Form 8-K dated November 22, 1999.

   10.37 Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and Ontario Ventures I, LLC dated October 19, 1999, incorporated by reference from Exhibit 10.1 of the Company's 10-Q Report for the period ended September 30, 1999.

   10.37.1 Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and Ontario Ventures I, LLC dated November 30, 1999.

   10.37.2 Fifth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and Ontario Ventures I, LLC dated February 4, 2000.

   10.37.3 Sixth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and Ontario Ventures I, LLC dated March 6, 2000.

   10.37.4 Seventh Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and Ontario Ventures I, LLC dated March 10, 2000.

   10.37.5 Eighth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and Ontario Ventures I, LLC dated March 13, 2000.

   10.37.6 Ninth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and Ontario Ventures I, LLC dated March 14, 2000.

   21 The Company has ten active subsidiaries. Fontana Water Resources, Inc., Kaiser Eagle Mountain, Inc., Kaiser Steel Corporation, Kaiser Steel Land Development, Inc., Kaiser Waste Treatment, Inc., Kaiser Recycling Corporation, Kaiser Reclamation, Inc., and KSC Recovery, Inc. are incorporated under the laws of the State of Delaware. Lake Tamarisk Development Corporation and Mine Reclamation Corporation are incorporated under the laws of the State of California. KSC Recovery, Inc.'s activities are limited to those permitted by the Second Amended Joint Plan of Reorganization as modified (Exhibit 2.1 of this Report).

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


     Date: March 15, 2000             KAISER VENTURES INC.


                                      By: /s/ Richard E. Stoddard
                                      ------------------------------------------
                                      Name:  Richard E. Stoddard
                                      ------------------------------------------
                                      Title: President, Chief Executive Officer
                                      ------------------------------------------
                                             and Chairman of the Board
                                             -----------------------------------

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

     Signature                             Title                      Date
     ---------                             ------                     ----

1.   Principal Executive Officer


     /s/ Richard E. Stoddard       President, Chief Executive    March 15, 2000
     ---------------------------   Officer and Chairman of the
     Richard E. Stoddard           Board (Principal Executive
                                   Officer)


2.   Principal Financial and
     Accounting Officer


     /s/ James F. Verhey           Executive Vice President,     March 15, 2000
     --------------------------    and Chief Financial Officer
     James F. Verhey               (Principal Financial and
                                   Accounting Officer)

                     KAISER VENTURES INC. AND SUBSIDIARIES


          Signature                            Title                     Date
          ---------                            -----                     ----

4.   Directors


     /s/ Ronald E. Bitonti                     Director          March 15, 2000
     -------------------------------
     Ronald E. Bitonti

     /s/ Todd G. Cole                          Director          March 15, 2000
     ------------------------------------
     Todd G. Cole

     /s/ Gerald A. Fawcett                     Vice Chairman     March 15, 2000
     ------------------------------------
     Gerald A. Fawcett

     /s/ Reynold C. MacDonald                  Director          March 15, 2000
     ------------------------------------
     Reynold C. MacDonald

     /s/ Charles E. Packard                    Director          March 15, 2000
     ------------------------------------
     Charles E. Packard

     /s/ Marshall F. Wallach                   Director          March 15, 2000
     ------------------------------------
     Marshall F. Wallach

                     KAISER VENTURES INC. AND SUBSIDIARIES


                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------


Board of Directors
Kaiser Ventures Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Kaiser Ventures Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP


Riverside, California
January 25, 2000

                    KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               as of December 31



                                                                                    1999               1998
                                                                                    ----               ----

ASSETS
Current Assets
   Cash and cash equivalents...........................................          $ 14,686,000       $  3,409,000
   Accounts receivable and other, net of allowance for
    doubtful accounts of $90,000 and $303,000,
    respectively.......................................................             1,978,000          2,339,000
   Deferred tax assets.................................................               285,000                ---
   Note receivable.....................................................               107,000            100,000
                                                                                 ------------       ------------

                                                                                   17,056,000          5,848,000
                                                                                 ------------       ------------

Investment in Common Stock of Penske Motorsports, Inc..................                   ---         45,784,000
                                                                                 ------------       ------------

Investment in Fontana Union Water Company..............................            16,108,000         16,108,000
                                                                                 ------------       ------------

Investment in West Valley MRF..........................................             3,009,000          2,549,000
                                                                                 ------------       ------------

Real Estate
   Land and improvements...............................................             8,543,000         15,621,000
   Real estate held for sale...........................................            38,820,000         40,607,000
                                                                                 ------------       ------------

                                                                                   47,363,000         56,228,000
                                                                                 ------------       ------------

Other Assets
   Note receivable.....................................................               700,000            714,000
   Deferred tax assets.................................................               577,000                ---
   Landfill permitting and development.................................            15,800,000         12,641,000
   Buildings and equipment (net).......................................             2,805,000          2,949,000
   Other assets........................................................                27,000            121,000
                                                                                 ------------       ------------

                                                                                   19,909,000         16,425,000
                                                                                 ------------       ------------

Total Assets...........................................................          $103,445,000       $142,942,000
                                                                                 ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                    KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               as of December 31



                                                                                    1999               1998
                                                                                    ----               ----

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable.......................................                       $    887,000       $    708,000
   Income taxes payable...................................                          3,501,000                ---
   Accrued liabilities....................................                          4,998,000          3,822,000
   Environmental remediation..............................                          2,500,000          3,805,000
                                                                                 ------------       ------------

                                                                                   11,886,000          8,335,000
                                                                                 ------------       ------------

Long-term Liabilities
   Deferred gain on sale of real estate...................                            724,000            656,000
   Accrued liabilities....................................                          1,305,000          1,774,000
   Deferred tax liabilities...............................                                ---          2,349,000
   Long-term debt.........................................                                ---         13,750,000
   Environmental remediation..............................                         23,868,000         24,465,000
                                                                                 ------------       ------------

                                                                                   25,897,000         42,994,000
                                                                                 ------------       ------------

Total Liabilities.........................................                         37,783,000         51,329,000
                                                                                 ------------       ------------

Minority Interest.........................................                          4,772,000          3,775,000
                                                                                 ------------       ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
    13,333,333 shares; issued and outstanding
    6,316,853 and 10,685,257, respectively................                            189,000            321,000
   Capital in excess of par value.........................                         48,745,000         74,741,000
   Retained earnings......................................                         11,956,000         12,776,000
                                                                                 ------------       ------------

Total Stockholders' Equity................................                         60,890,000         87,838,000
                                                                                 ------------       ------------

Total Liabilities and Stockholders' Equity................                       $103,445,000       $142,942,000
                                                                                 ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                        for the Years Ended December 31


                                                                          1999          1998         1997
                                                                          ----          ----         ----
Resource Revenues
 Ongoing Operations
  Water resource....................................................   $ 5,228,000   $ 5,201,000  $ 5,143,000
  Property redevelopment............................................     1,480,000     1,487,000    1,213,000
  Gain on merger of PMI into ISC....................................    35,713,000           ---          ---
  Gain on sale of ISC common stock..................................     6,575,000           ---          ---
  Income (loss) from equity method investments
      Penske Motorsports Inc........................................      (329,000)    1,903,000    2,003,000
      West Valley MRF, LLC..........................................       910,000        40,000          ---
  Gain on Mill Site land sales......................................     1,622,000           ---          ---
                                                                       -----------   -----------  -----------

        Total ongoing operations....................................    51,199,000     8,631,000    8,359,000
                                                                       -----------   -----------  -----------

 Interim Activities
  Lease, service and other..........................................       427,000     1,242,000    1,647,000
                                                                       -----------   -----------  -----------

        Total resource revenues.....................................    51,626,000     9,873,000   10,006,000
                                                                       -----------   -----------  -----------

Resource Operating Costs
 Operations and maintenance.........................................       863,000     1,260,000    1,311,000
 Administrative support expenses....................................     1,899,000     2,208,000    2,343,000
 Write-down to net realizable value.................................     8,350,000           ---          ---
                                                                       -----------   -----------  -----------

        Total resource operating costs..............................    11,112,000     3,468,000    3,654,000
                                                                       -----------   -----------  -----------

Income from Resources...............................................    40,514,000     6,405,000    6,352,000

 Corporate general and administrative expenses......................     4,786,000     3,847,000    4,161,000
                                                                       -----------   -----------  -----------

Income from Operations..............................................    35,728,000     2,558,000    2,191,000

 Net interest expense...............................................       498,000     1,083,000      672,000
                                                                       -----------   -----------  -----------

Income before Income Tax Provision..................................    35,230,000     1,475,000    1,519,000

 Income tax provision
  Currently payable.................................................     8,364,000        12,000       43,000
  Deferred tax expense (benefit)....................................    (3,211,000)      126,000       74,000
  Deferred tax expense credited to equity...........................     6,048,000       105,000      554,000
                                                                       -----------   -----------  -----------

Net Income..........................................................   $24,029,000   $ 1,232,000  $   848,000
                                                                       ===========   ===========  ===========

Basic Earnings Per Share............................................   $      2.35   $       .12  $       .08
                                                                       ===========   ===========  ===========

Diluted Earnings Per Share..........................................   $      2.31   $       .11  $       .08
                                                                       ===========   ===========  ===========

Basic Weighted Average Number of Shares Outstanding.................    10,226,000    10,664,000   10,536,000

Diluted Weighted Average Number of Shares Outstanding...............    10,386,000    10,840,000   10,740,000

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the Years Ended December 31

                                                                       1999                1998                1997
                                                                       ----                ----                ----
Cash Flows from Operating Activities
 Net income.................................................       $ 24,029,000         $ 1,232,000         $   848,000
 Provision for income tax which is credited to equity.......          6,048,000             105,000             554,000
 Income from equity method investments......................           (581,000)         (1,943,000)         (1,840,000)
 Deferred tax expense (benefit).............................         (3,211,000)            126,000              74,000
 Depreciation and amortization..............................            511,000             552,000             389,000
 Gain on merger of PMI into ISC.............................        (35,713,000)                ---                 ---
 Gain on sale of ISC common stock...........................         (6,575,000)                ---                 ---
 Write-down to net realizable value.........................          8,350,000                 ---                 ---
 Accelerated vesting of stock options.......................             54,000                 ---                 ---
 Gain on sale of Mill Site Property.........................         (1,622,000)                ---                 ---
 Allowance for doubtful accounts............................           (213,000)              4,000              13,000
 Changes in assets:
   Receivable and other.....................................            574,000             196,000             865,000
 Changes in liabilities:
   Current liabilities......................................            294,000            (361,000)            684,000
   Income taxes payable.....................................          3,501,000                 ---                 ---
   Long-term accrued liabilities............................            (56,000)            111,000                 ---
                                                                   ------------         -----------         -----------

 Net cash flows from operating activities...................         (4,610,000)             22,000           1,587,000
                                                                   ------------         -----------         -----------

Cash Flows from Investing Activities
 Minority interest and other liabilities....................            997,000             897,000           1,260,000
 Proceeds from the sale of Mill Site Property...............          2,662,000                 ---           1,500,000
 Collection of note receivable..............................             75,000             456,000             174,000
 Capital expenditures.......................................         (3,570,000)         (4,480,000)         (7,174,000)
 Environmental remediation expenditures.....................         (1,808,000)         (2,547,000)         (1,496,000)
 Proceeds from the sale of ISC common stock.................         63,552,000                 ---                 ---
 Proceeds of the merger of PMI into ISC.....................         24,419,000                 ---                 ---
 Distribution from West Valley MRF..........................            450,000                 ---                 ---
 Other investments..........................................                ---                 ---            (759,000)
                                                                   ------------         -----------         -----------

 Net cash flows from investing activities...................         86,777,000          (5,674,000)         (6,495,000)
                                                                   ------------         -----------         -----------

Cash Flows from Financing Activities
 Issuance of common stock...................................            379,000             133,000             196,000
 Repurchase of common stock.................................        (57,519,000)                ---                 ---
 Borrowings under revolver-to-term credit facility..........          3,000,000           9,750,000           2,000,000
 Principal payments on revolver-to-term credit facility and
  note payable..............................................        (16,750,000)         (5,102,000)         (1,240,000)

 Payment of loan fees.......................................                ---             (50,000)           (200,000)
                                                                   ------------         -----------         -----------

 Net cash flows from financing activities...................        (70,890,000)          4,731,000             756,000
                                                                   ------------         -----------         -----------

Net Changes in Cash and Cash Equivalents....................         11,277,000            (921,000)         (4,152,000)

Cash and Cash Equivalents at Beginning of Year..............          3,409,000           4,330,000           8,482,000
                                                                   ------------         -----------         -----------

Cash and Cash Equivalents at End of Year....................       $ 14,686,000         $ 3,409,000         $ 4,330,000
                                                                   ============         ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the Years Ended December 31, 1999, 1998 and 1997

                                                                             Capital In
                                                Common Stock                 Excess of          Retained
                                    -----------------------------------
                                         Shares             Amount           Par Value          Earnings            Total
                                    ------------------------------------------------------------------------------------------
Balance at December 31, 1996......        10,488,114          $ 315,000      $ 70,437,000      $ 10,696,000       $ 81,448,000

   Increase in investment in
       Penske Motorsports, Inc.
       due to issuance of stock...               ---                ---         2,937,000               ---          2,937,000

   Provision for income tax,
       credited to equity.........               ---                ---           554,000               ---            554,000

   Issuance of shares of
       common stock...............           103,126              3,000           414,000               ---            417,000

   Net Income.....................               ---                ---               ---           848,000            848,000
                                          ----------          ---------      ------------      ------------       ------------

Balance at December 31, 1997......        10,591,240            318,000        74,342,000        11,544,000         86,204,000
                                          ----------          ---------      ------------      ------------       ------------

   Provision for income tax,
       credited to equity.........               ---                ---           105,000               ---            105,000

   Issuance of shares of
       common stock...............            94,017              3,000           294,000               ---            297,000

   Net Income.....................               ---                ---               ---         1,232,000          1,232,000
                                          ----------          ---------      ------------      ------------       ------------

Balance at December 31, 1998......        10,685,257            321,000        74,741,000        12,776,000         87,838,000
                                          ----------          ---------      ------------      ------------       ------------

   Repurchase of common stock.....        (4,424,501)          (133,000)      (32,537,000)      (24,849,000)       (57,519,000)

   Issuance of shares of
       common stock...............            56,097              1,000           439,000               ---            440,000

   Accelerated vesting of stock
    options.......................               ---                ---            54,000               ---             54,000


   Provision for income tax,
       credited to equity.........               ---                ---         6,048,000               ---          6,048,000

   Net Income.....................               ---                ---               ---        24,029,000         24,029,000
                                          ----------          ---------      ------------      ------------       ------------

Balance at December 31, 1999......         6,316,853          $ 189,000      $ 48,745,000      $ 11,956,000       $ 60,890,000
                                          ==========          =========      ============      ============       ============

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

  At December 31, 1999, Company's long-term emphasis is on the further development of its principal assets: (i) a 50.88% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) approximately a 75% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iii) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (iv) approximately 632 acres of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property") which is currently undergoing redevelopment and all of which, except 40 acres is currently in escrow to be sold; and (v) the 9,144 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 1,100 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project. During 1999 Penske Motorsports Inc. ("PMI") merged with International Speedway Corporation ("ISC"). As a result of the merger, the Company received cash and common stock in ISC. The Company sold all of its ISC common stock during 1999.

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

Ongoing Operations

  The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga County Water District ("Cucamonga"). Property redevelopment revenues primarily reflect revenues from long-term development activities at the Mill Site property, including water and waste water treatment revenues; housing rental income, aggregate and rock sales, and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflect Kaiser's share of income related to those equity investments (i.e., PMI from April 1, 1996 through March 31, 1999) and, starting in 1998, a joint venture (i.e., West Valley MRF) which the Company accounts for under the equity method.

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

  Fontana Union Water Company ("Fontana Union"). The Company, through its wholly-owned subsidiary Fontana Water Resources, Inc. ("FWR"), owns 50.88% of Fontana Union, a mutual water company, which entitles the Company to its proportionate share of Fontana Union water. The Company has effectively transferred its control in Fontana Union to Cucamonga pursuant to a 102-year lease of its Fontana Union shares ("Cucamonga Lease") which the Company entered into in March 1989, and which was amended in 1989, 1992 and 1993. Therefore, Kaiser receives no direct benefit from nor has any direct exposure to the operations or financial performance of Fontana Union. Consequently, Kaiser's investment in Fontana Union is recorded on the cost method with revenues from the Cucamonga Lease being recorded on a current basis pursuant to the terms and conditions of the Lease. (See Note 4.)

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

  On October 29, 1999 the Company announced that it has entered into an agreement with Ontario Ventures I, LLC to sell the bulk of its remaining Fontana Mill Site Property for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and liabilities associated with the Mill Site Property. The Buyer is a new entity formed by LandBank and The Knowlton Group, a Salt Lake City based developer. LandBank is a national leader in the acquisition, restoration and redevelopment of environmentally impaired real estate. The transaction is subject to extensive due diligence and a number of contingencies. If the buyer is satisfied with the results of its due diligence investigation and all other contingencies are resolved, the transaction would close during the first half of 2000. Due to this pending sale, the Company during 1999, recorded an impairment loss of $8,350,000 on its Mill Site Property as required under FASB 121.

  Interest and property taxes related to real estate under development are capitalized during periods of development.

Investment in Penske Motorsports, Inc.

  The Company accounted for its investment in Penske Motorsports, Inc. ("PMI") under the equity method of accounting because the Company exercised significant influence over the operations of PMI through its representation on the Board of Directors and PMI Board Committees from April 1, 1996 through March 31, 1999.
As a result of the PMI/ISC merger in July 1999, the Company's investment in PMI was converted into $24.4 million of cash and $57.0 million (or 1,187,407 shares) of ISC Class A common stock valued at $47.98 per share which resulted in a gain of $35.7 million. Subsequent to the merger of PMI into ISC, the Company commenced an orderly liquidation of its position in the common stock of ISC. By the middle of November 1999, the Company had completed the sale of its ISC common stock resulting in a gain of $6.6 million. The Company's average sales price for a share of ISC common stock was $53.52 during this orderly liquidation.

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

Earnings Per Share

  The Company follows Statement No. 128, Earnings per Share (FASB 128) in calculating basic and diluted earnings per share. Basic earnings per share excludes the dilutive effects of options, warrants and convertible securities, while diluted earnings per share includes the dilutive effects of claims on the earnings of the Company.

Stock Options

  The Company uses the intrinsic value method to account for its stock compensation arrangements pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

  Long-Term Debt. The carrying approximates fair value based on the current rates offered to the Company for debt of the same remaining maturities.

Note 3.  ACCOUNTS RECEIVABLE AND OTHER

  Accounts receivable as of December 31 consisted of the following:

                                                      1999          1998
                                                      ----          ----
  Cucamonga County Water District................. $1,680,000   $1,807,000
  Other...........................................    388,000      835,000
                                                   ----------   ----------
                                                    2,068,000    2,642,000

  Allowance for doubtful accounts                     (90,000)    (303,000)
                                                   ----------   ----------
        Total..................................... $1,978,000   $2,339,000
                                                   ==========   ==========


Note 4. CUCAMONGA LEASE

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. In 1996, the Company instituted litigation against Cucamonga due to a dispute concerning the amount payable to the Company pursuant to the terms of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995, or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March 1998. The Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to negotiate in good faith a new substitute MWD rate. To date, the parties have been unable to negotiate a substitute Lease Rate; consequently, the matter is being submitted to a reference process, which is a private trial much like arbitration. The reference proceeding commenced during the week of February 28, 2000. After the conclusion of all the testimony in the proceeding, the court asked for further briefing and scheduled a final oral argument which is currently scheduled for May 15, 2000. A decision from the judge is expected within 60 days thereafter. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of December 31, 1999 is approximately $2,575,000.


Note 5. INVESTMENT IN PENSKE MOTORSPORTS, INC.

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

  On July 26, 1999, ISC acquired all of the outstanding common stock of PMI. ISC is a leading promoter of motorsports activities in the United States, currently promoting more than 100 events annually. The Company voted for the merger and elected to take the cash and stock election afforded to

PMI shareholders. Thus, under the cash and stock election, Kaiser received approximately $24 million in cash and 1,187,407 shares of ISC Class A common stock valued at approximately $57 million as of the date of the merger resulting in a gain of $35.7 million. Subsequent to the merger of PMI into ISC, the Company commenced an orderly liquidation of a portion of its position in the common stock of ISC. By the middle of November 1999, the Company had completed the sale of its ISC common stock resulting in a gain of $6.6 million. The Company's average sales price for a share of ISC common stock was $53.52 during this orderly liquidation.


Note 6.  INVESTMENT IN WEST VALLEY MRF, LLC

  Effective June 19, 1997, Kaiser Recycling Corporation ("KRC") and West Valley Recycling & Transfer, Inc. ("WVRT"), a subsidiary of Burrtec Waste Industries, Inc. ("Burrtec"), which are equal members of West Valley MRF, LLC, (a California Limited Liability Company) entered into a Members Operating Agreement which is substantially the equivalent of a joint venture agreement but for a limited liability company. The construction and start up of the WVMRF was completed during December 1997.

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

  On an unaudited basis, gross revenues for the WVMRF for 1999 and 1998 were $17.6 and $12.1, respectively. The Company's share of undistributed equity in the earnings of WVMRF during 1999 and 1998 was $910,000 and $40,000, respectively. The condensed unaudited balance sheets of West Valley MRF, LLC as of December 31, are as follows:

                                                                  1999          1998
                                                                  ----          ----
  Current Assets............................................   $ 3,699,000   $ 2,051,000
  Property and Equipment (net)..............................    10,806,000    11,240,000
  Other Assets..............................................     2,168,000     2,340,000
                                                               -----------   -----------
       Total Assets.........................................   $16,673,000   $15,631,000
                                                               ===========   ===========

  Current Liabilities.......................................   $ 1,610,000   $ 1,715,000
  Other Liabilities.........................................       249,000       421,000
  CPCFA Bonds Payable.......................................     9,200,000     9,400,000
  Stockholders' Equity......................................     5,614,000     4,095,000
                                                               -----------   -----------
       Total Liabilities and Stockholders' Equity...........   $16,673,000   $15,631,000
                                                               ===========   ===========

Note 7.  MINE RECLAMATION CORPORATION

  The Company, in January 1995, acquired a 70% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project. Concurrent with this acquisition, MRC and the Company amended the MRC Lease to terminate the minimum monthly rent payments by MRC to the Company.
Consequently, the Company has not received any rent payments from MRC since 1994, nor will it in the future until commencement of operations at the Landfill Project. The transaction which was insignificant to the operating results, financial position and total assets of the Company has been treated as a purchase, and the assets acquired and liabilities assumed were recorded at their fair market values.

  Through a series of private placements with existing MRC shareholders, from July 1995 through December 31, 1999, a total of $18.5 million has been raised by MRC, with Kaiser contributing approximately $14 million of that amount. The Company's 1999 advances approximated $3.0 million out of a total funding of $4.0 million. As a result of these equity fundings, the Company's ownership interest in MRC as of December 31, 1999, is approximately 75%. The Company has also approved advances to MRC totaling $1.8 million for 2000, which together with the minority shareholders advances will fund MRC through December 31, 2000.

  The environmental impact report ("EIR") for the Eagle Mountain Landfill Project received approvals from the Riverside County Planning Commission and Board of Supervisors in 1997. This EIR was subsequently challenged and the San Diego Superior Court ruled that the EIR was defective in two general areas. The Company and MRC ultimately appealed the adverse ruling. In May 1999, the California Court of Appeal completely reversed the prior adverse ruling reinstating the EIR and Riverside County land use approvals. However, depending upon the course of action ultimately selected by MRC and the Company with regard to the landfill project, there could be a material adverse impact to the financial statements of the Company, including a possible write down of the Company's investment in MRC to the lower of cost or fair market value.


Note 8.  NOTES RECEIVABLE

  As of December 31, 1999, the Company has two notes receivable from McLeod Properties, Fontana LLC (Budway Trucking, Inc.) totaling $807,000, of which $107,000 has been included in current assets and the balance of $700,000, is classified as a long term asset. The outstanding balance of the notes bears interest at 10% per annum with quarterly payments of $26,700 plus accrued interest with the remaining balance due October, 2004. The Company has agreed to subordinate its notes receivable to a construction/permanent loan in order to facilitate the construction of a building on the property. (See Note 15, Sale of Mill Site Property.)


Note 9.  BUILDINGS AND EQUIPMENT (Net)

  Buildings and equipment (net) as of December 31 consisted of the following:

                                                              1999         1998
                                                              ----         ----
  Buildings and structures................................ $ 2,095,000  $ 2,095,000
  Machinery and equipment.................................   3,427,000    3,141,000
                                                           -----------  -----------
                                                             5,522,000    5,236,000
  Accumulated depreciation................................  (2,717,000)  (2,287,000)
                                                           -----------  -----------
         Total............................................ $ 2,805,000  $ 2,949,000
                                                           ===========  ===========

Note 10. ACCRUED LIABILITIES - CURRENT

  The current portion of accrued liabilities as of December 31 consisted of the following:

                                                                         1999          1998
                                                                         ----          -----
  Environmental insurance settlement costs..........................   $1,313,000    $1,313,000
  Compensation and related employee costs...........................    1,371,000       545,000
  Other.............................................................    2,314,000     1,964,000
                                                                       ----------    ----------
       Total........................................................   $4,998,000    $3,822,000
                                                                       ==========    ==========


Note 11. ENVIRONMENTAL REMEDIATION RESERVE

  The Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $16 million and $26.4 million, as determined on an undiscounted basis, depending both upon the ultimate extent of the environmental remediation and clean-up involved and upon which approved remediation alternatives are eventually selected.

  As of December 31, 1999, the total short-term and long-term environmental remediation liabilities reflected on the Company's balance sheet was approximately $26.4 million, which is the high end of the probable range of future remediation and other environmental costs. Below is a table showing the activity in the remediation liability accounts for the years ended December 31:

                                                   1999            1998
                                                   ----            ----

          Beginning Estimated Liability         $28,270,000     $30,727,000

           Remediation Costs Incurred            (1,902,000)     (2,457,000)
                                                -----------     -----------

          Ending Estimated Liability             26,368,000      28,270,000

           Less:  Current Portion                (2,500,000)     (3,805,000)
                                                -----------     -----------

          Long-term Portion                     $23,868,000     $24,465,000
                                                ===========     ===========

  See Note 19, "Commitments and Contingencies" for further information.


Note 12. LONG-TERM DEBT

  The Company, through FWR, has a $30,000,000 revolving-to-term credit facility with Union Bank at floating interest rates and collateralized by the Company's shares of Fontana Union and the lease of those shares to Cucamonga. The borrowing base available under the credit facility is limited to the discounted present value of an eight-year projection of future payments under the Cucamonga Lease, as defined in the credit facility agreement. The net available funds under the $30,000,000 revolving-to-term credit facility (less $4,850,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property and $1,000,000 in an unused outstanding standby letter of credit) was $24,150,000 as of December 31, 1999. The credit facility's five year revolving period ends October 1, 2001 with the maturity date on the term loan being September 30, 2006.

  As of December 31, 1999, the Company had no outstanding borrowings under the Company's $30,000,000 revolving-to-term credit facility with Union Bank.

  Total interest expense incurred in 1999, 1998, and 1997 was $1,272,000 $1,083,000, and $980,000, respectively.

Note 13.  STOCKHOLDERS' EQUITY

Equity Transactions

  During 1999, 1998 and 1997 the Company recorded transactions directly to stockholders' equity other than changes resulting from net income or equity transactions with shareholders. These transactions include deferred tax expense credited to equity due to the utilization of the Company's reorganization NOL carryforwards, the accelerated vesting of stock options and the increase in equity due to PMI's purchase of North Carolina Motor Speedway ("NCMS") in May 1997. These amounts for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                1999              1998            1997
                                                                ----              ----            ----
Deferred tax expense credited to equity............       $   6,048,000     $    105,000     $    554,000
Accelerated vesting of stock options...............              54,000              ---              ---
Investment increase in Penske  Motorsports, Inc....                 ---              ---        2,937,000
                                                          -------------     ------------     ------------
                                                          $   6,102,000     $    105,000     $  3,491,000
                                                          =============     ============     ============

Common Stock Outstanding

  At December 31, 1999 and 1998, Kaiser Ventures Inc. common stock has a par value of $0.03 and 13,333,333 authorized shares, of which 6,316,853 and 10,685,257 were outstanding, respectively.

  In November 1988, 10,000,000 shares of common stock (after giving effect for a 3 for 1 reverse stock split that took place in 1990) were issued pursuant to the KSC Plan of Reorganization. As of December 31, 1999, 136,919 of these shares are being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding.

  In November 1999, the Company purchased 2,730,950 and 1,693,551 shares of its common stock from the New Kaiser Voluntary Employees' Beneficiary Association (the "VEBA") and from the Pension Benefit Guaranty Corporation (the "PBGC"), respectively. VEBA and the PBGC were the Company's two largest shareholders.
The Company paid $13.00 per share in cash. In addition, the VEBA and the PBGC will have certain limited participation rights in the future success of the Company. First, if there is a qualifying sale of the Company's Mill Site Property generally prior to December 31, 2000, they would receive their pro rata portion of any proceeds in excess of a certain threshold. (This contingent payment would equal approximately $1.10 per share if the previously announced transaction for the sale of the Company's remaining Mill Site property to Ontario Ventures I, LLC were to close on its current terms.) In addition, VEBA and the PBGC received five-year warrants to purchase 460,000 and 285,260 shares of the Company's common stock, respectively. The warrants have an exercise price of $17.00 per warrant.

Stock Option and Stock Grant Programs

  In October 1990, the Company's stockholders approved the Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan (the "1989 Stock Plan"). The 1989 Stock Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or deferred stock awards. Certain options granted under the 1989 Stock Plan are still outstanding. During

1999 the Company incurred $54,000 of compensation expense associated with the accelerated vesting of certain stock options. The Company incurred no compensation expense during 1998 and 1997.

  In June 1995, the Company's stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives. In June 1996, the 1995 Stock Plan was amended to reserve up to 859,102 shares for issuance upon exercise of stock options, grants of stock and other stock related incentives. As a result of the increase in the 1995 Stock Plan reserve, the Company had 859,102 reserved shares as of December 31, 1999. Grants are generally established at fair market value of the Company's common stock on the date of the grant and the exercise thereof may extend for up to 10 years with various vesting schedules.

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

  A summary of the status of the stock option grants under the Company's stock plans as of December 31, 1999, 1998 and 1997 and activities during the years ending on those dates is presented below:

                                             1999                             1999                             1999
                                 ------------------------         ------------------------         ------------------------
                                              Weighted-                        Weighted-                        Weighted-
                                               Average                          Average                          Average
                                              Exercise                         Exercise                         Exercise
                                   Options     Price                Options     Price                Options     Price
                                   -------     -----                -------     -----                -------     -----
Outstanding at beginning of
   Year........................   1,502,961   $  11.33             1,471,161   $  11.28             1,431,161    $ 11.35
Granted........................      46,000       9.00                53,000      10.67                44,000       8.05
Exercised......................     (60,000)      6.33               (21,200)      6.17                (4,000)      5.83
Forfeited......................    (158,000)     13.96                   ---        ---                   ---        ---
                                 ----------                       ----------                       ----------

Outstanding at end of year.....   1,330,961   $  11.17             1,502,961   $  11.33             1,471,161    $ 11.28
                                 ==========                       ==========                       ==========

Options exercisable at year
                                 ==========   $  11.22            ==========   $  11.41            ==========    $ 11.08
   End.........................   1,289,461                          836,837                          676,987
                                 ==========                       ==========                       ==========

Weighted-average fair value
   of options granted during
   the year....................  $     2.54                       $     2.27                       $     1.55

  The following table summarizes information about fixed stock options outstanding as of December 31, 1999:

                                                       Options Outstanding                          Options Exercisable
                                            ----------------------------------------    ------------------------------------------
                               Weighted-
                                Average                             Weighted-                                      Weighted-
                               Remaining                             Average                                        Average
Range of Exercise Prices      Life (years)          Options      Excercise Price             Options            Excercise Price
------------------------      -----------           -------      ---------------             -------            ---------------
$3.00  to   7.50                 4.6                 124,061             5.61                  121,811                $ 5.61
$7.51  to 17.58                  5.4               1,206,900            11.74                1,167,650                $11.81

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

                                            1999                 1998                  1997
                                            ----                 ----                  ----
Net Earnings
 As reported                           $   24,029,000        $  1,232,000          $  848,000
 Pro forma                             $   23,650,000        $    757,000          $  263,000

Earnings per share (Basic)
 As reported                           $         2.35        $       0.12          $     0.08
 Pro forma                             $         2.31        $       0.07          $     0.02

Earnings per share (Diluted)
 As reported                           $         2.31        $       0.11          $     0.08
 Pro forma                             $         2.28        $       0.07          $     0.02

  The Company employed the Black-Scholes option-pricing model in order to calculate the above reduction in net income and earnings per share. The effect on net earnings for 1999, 1998 and 1997 is not necessarily representative of the effect in future years. The following table describes the assumptions utilized by the Black-Scholes option-pricing model and the resulting fair value of the options granted:

                                            1999                 1998                  1997
                                            ----                 ----                  ----
Volatility                                    .415                 .313                  .255
Risk-free interest rate                       6.00%                6.00%                 6.38%
Expected life in years                        2.28                 2.05                  2.10
Forfeiture rate                               0.00%                0.00%                 0.00%
Dividend yield                                0.00%                0.00%                 0.00%

  In 1988, the Company granted stock options totaling 533,333 shares with a nominal exercise price to certain of its officers as part of the emergence from bankruptcy reorganization. These options became 50% vested at the date of grant with the remaining options ratably vesting through June 1, 1991. As of December 31, 1999, 52,000 of these options remain vested and unexercised.

Note 14.  EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                                      1999                     1998                    1997
                                                                      ----                     ----                    ----

Numerator:
   Net Income..............................................        $24,029,000              $ 1,232,000            $   848,000

   Numerator for basic earnings per share
    -income available to common stockholders.   ...........        $24,029,000              $ 1,232,000            $   848,000

   Numerator for diluted earnings per share
    -income available to common stockholders.   ...........        $24,029,000              $ 1,232,000            $   848,000

Denominator:

   Denominator for basic earnings per share
    -weighted-average shares...............................         10,226,000               10,664,000             10,536,000

   Effect of dilutive options..............................            160,000                  176,000                204,000
                                                                   -----------              -----------            -----------

   Denominator for diluted earnings per share
    -adjusted weighted-average shares and
    assumed conversions....................................         10,386,000               10,840,000             10,740,000
                                                                   ===========              ===========            ===========

   Basic earnings per share................................        $      2.35              $       .12            $       .08
                                                                   ===========              ===========            ===========

   Diluted earnings per share..............................        $      2.31              $       .11            $       .08
                                                                   ===========              ===========            ===========

  For additional disclosures regarding the outstanding employee stock options see Note 13.

  The following table discloses the number of vested and outstanding options during 1999, 1998 and 1997 that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                                       1999                     1998                      1997
                                                       ----                     ----                      ----
   Number of antidilutive options.........          325,000                  478,000                   364,000

   Range of option prices
     for the antidilutive options....  ...        $12.55 - 17.58           $11.25 - 17.58            $11.25 - 17.58


Note 15.  SALE OF MILL SITE PROPERTY

  During 1999, the Company sold approximately 13 acres of its Napa Lots, a portion of the Mill Site Property, in two all cash transactions; 7.8 acres to Maas-Hansen Steel for $1,699,000, or $5.00 per square foot, and 5.2 acres to DT Sari for $1,110,000, or $4.90 per square foot.

  Also during 1999, the Company sold approximately one-third of an acre of its Mill Site Property to McLeod Properties, Fontana LLC (Budway Trucking, Inc.) for $68,000, or $4.30 per square foot, as additional acreage for use in its rail-truck intermodal distribution facility for Budway Trucking, Inc. The transaction closed on November 3, 1999 at which time the Company received a note receivable for the entire purchase price. The Company has agreed to subordinate its new note receivable to an existing permanent loan that was used to construct the building on the property. As was the case with the 1997 sale to Budway Trucking, the gain of $68,000 is deferred and recognized under the cost recovery method, once proceeds received from the buyer exceed the Company's basis in the property sold.

  Effective October 19, 1999, the Company announced that it has entered into an agreement with Ontario Ventures I, LLC to sell the bulk of its remaining Fontana Mill Site Property for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and liabilities associated with the Mill Site Property. The Buyer is a new entity formed by LandBank and The Knowlton Group, a Salt Lake City based developer. LandBank is a national leader in the acquisition, restoration and redevelopment of environmentally impaired real estate. The transaction is subject to extensive due diligence and a number of contingencies. If the buyer is satisfied with the results of its due diligence investigation and all other contingencies are resolved, the transaction would close during the second quarter of 2000.

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


Note 16. SUPPLEMENTAL CASH FLOW INFORMATION

  As a result of the merger between PMI and ISC in July 1999, the Company's investment in PMI was converted into $24.4 million of cash and $57.0 million of ISC Class A common stock.

  The Company paid interest during 1999, 1998, and 1997 of $1,314,000, $1,042,000, and $968,000, respectively.

  Income taxes paid in 1999, 1998 and 1997 were $4,863,000, $48,000 and $92,000, respectively.

  During 1999, the Company issued $62,000 of common stock for payment of 1997 bonuses. During 1998, the Company issued $142,000 of common stock for payment of 1997 bonuses. During 1997, the Company issued $360,000 of common stock for payment of 1996 bonuses and 1997 compensation.

  During 1999, the Company carried back a note receivable for $68,000 from McLeod Properties, Fontana LLC (Budway Trucking, Inc.) from the sale of approximately one-third of an acre of Mill Site Property.

  During 1997 the Company carried back a note receivable for $1,443,000 from McLeod Properties, Fontana LLC (Budway Trucking, Inc.) from the sale of 15.7 acres of Mill Site Property.

  During 1997, in connection with the contribution of the land to the West Valley MRF, LLC, the Company reclassified $1,485,000 of land to the investment in West Valley MRF, LLC.

  As a result of the acquisition by PMI of 70% of the common stock of North Carolina Motor Speedway during 1997, the Company increased its investment in PMI by $3,128,000 and recorded corresponding increases in deferred income taxes and stockholders equity of $191,000 and $2,937,000, respectively.

     During 1997, the Company capitalized interest and property taxes on property real estate under development of $187,000. There was no capitalization of interest or property taxes during 1999 and 1998.


Note 17. INCOME TAXES

     The income tax provisions for the years ended December 31, 1999, 1998 and 1997 are composed of the following:

                                                               1999                1998                1997
                                                               ----                ----                ----
Current tax expense (credit):
  Federal...........................................      $ 1,582,000         $       ---         $     5,000
  State.............................................        6,782,000              12,000              38,000
                                                          -----------         -----------         -----------
                                                            8,364,000              12,000              43,000
                                                          -----------         -----------         -----------
Deferred tax expense (credit) credited to equity:
  Federal...........................................        6,048,000             105,000             554,000
  State.............................................              ---                 ---                 ---
                                                          -----------         -----------         -----------
                                                            6,048,000             105,000             554,000
                                                          -----------         -----------         -----------
Deferred tax expense (credit):
  Federal...........................................       (1,000,000)                ---                 ---
  State.............................................       (2,211,000)            126,000              74,000
                                                          -----------         -----------         -----------
                                                           (3,211,000)            126,000              74,000
                                                          -----------         -----------         -----------

                                                          $11,201,000         $   243,000         $   671,000
                                                          ===========         ===========         ===========

     In accordance with FASB 109, the tax benefits of all deductible temporary differences and loss carryforwards that existed at the date of a reorganization must be credited directly to additional paid-in capital when the initial recognition of these benefits occurs subsequent to the reorganization.

     Deferred tax liabilities (assets) are comprised of the following as of December 31, 1999 and 1998:

                                                                           1999                      1998
                                                                           ----                      ----
       Land held for development............................       $           ---           $     2,604,000
       Investment in Fontana Union..........................             6,392,000                 6,392,000
       Investment in PMI....................................                   ---                13,501,000
       Depreciation.........................................               116,000                    73,000
                                                                   ---------------           ---------------
                                                                         6,508,000                22,570,000
                                                                   ---------------           ---------------

       Land held for development............................            (1,103,000)                      ---
       Environmental remediation............................              (523,000)               (1,384,000)
       Investment in MRC....................................            (1,823,000)               (1,823,000)
       Accounts receivable reserve..........................              (107,000)                 (187,000)
       State Taxes..........................................            (2,306,000)                   (6,000)
       Other................................................            (1,817,000)               (2,221,000)
       Loss carryforwards...................................           (14,055,000)              (39,599,000)
                                                                   ---------------           ---------------
                                                                       (21,734,000)              (45,220,000)
                                                                   ---------------           ---------------
       Less:  Deferred tax asset valuation allowance........            14,364,000                24,999,000
                                                                   ---------------           ---------------
                                                                   $      (862,000)          $     2,349,000
                                                                   ===============           ===============

     The net change in the valuation allowance during 1999, 1998 and 1997 was a reduction of $10,635,000, $759,000, and $1,731,000, respectively.

     A reconciliation of the effective income tax rate to the federal statutory rate, for financial reporting purposes, is as follows:

                                                                             1999           1998           1997
                                                                             -----          -----          -----
     Federal statutory rate.........................................          34.0%          34.0%          34.0%
     Increase resulting from state tax, net of federal benefit......          12.7            8.1            6.1
     Federal Alternative Minimum Tax................................           4.5            ---            ---
     Other..........................................................           ---            1.5            3.6
     Additional recognition of pre-reorganization benefits..........          17.2            3.6           30.2
     Decrease in post-reorganization valuation allowance............         (40.5)           ---            ---
     Non taxable equity earnings....................................           3.9          (30.7)         (29.8)
                                                                             -----          -----          -----
                                                                              31.8%          16.5%          44.1%
                                                                             =====          =====          =====

     The consolidated Net Operating Loss ("NOL") carryforwards available for federal income tax purposes as of December 31, 1999, are approximately $35,000,000 and will expire over a period from year 2006 through 2013. There may be certain limitations as to the future annual use of NOLs if 50% or more of the stock of the Company changes ownership.


Note 18.  LEASED ASSETS AND SIGNIFICANT CUSTOMERS

Long-Term Leases

     The Company has long-term lease agreements with Cucamonga pursuant to the Cucamonga Lease (Note 4), and Management Training Corporation ("MTC"). Minimum lease payments expected to be received by the Company through the next five years are as follows:

          Year Ending           Cucamonga
          December 31             Lease                 MTC Lease                  Total
          -----------             -----                 ---------                  -----
              2000              $5,228,000              $764,000                $5,992,000
              2001              $5,228,000              $764,000                $5,992,000
              2002              $5,228,000              $382,000                $5,610,000
              2003              $5,228,000              $    ---                $5,228,000
              2004              $5,228,000              $    ---                $5,228,000

     The amounts for the Cucamonga Lease are based upon: (a) the quantities of water as of December 31, 1999, and as provided for under the Lease; and (b) the current disputed lease rate paid by Cucamonga, (which is less than the lease rate the Company bills Cucamonga by approximately $660,000 on an annual basis).

     The net book values of Fontana Union and Eagle Mountain at December 31, 1999 were $16,108,000 and $8,862,000, respectively. Only a portion of Eagle Mountain is being utilized for the MTC Lease.

Significant Customers

     The Company received substantial portions of its revenue from the following customers:

                Year Ended           Cucamonga
               December 31             Lease                MTC Lease
               -----------             -----                ---------

                   1999              $5,228,000             $764,000
                   1998              $5,201,000             $729,000
                   1997              $5,143,000             $714,000

Note 19.  COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

     As discussed in Note 11 above, the Company estimates, based upon current information that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $16 million and $26.4 million, depending upon which approved remediation alternatives are eventually selected.

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

     Total expense relative to these plans for the years ended December 31, 1999, 1998, and 1997 was $156,000, $191,000, and $223,000, respectively.

Letters of Credit

     At December 31, 1999, the Company had guaranteed letters of credit outstanding on its behalf to third parties totaling $158,000. These letters of credit were issued for reclamation activities performed at two idled coal properties, on behalf of and at the expense of the KSC bankruptcy estate.

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

Litigation

     Eagle Mountain Landfill Project Litigation. This litigation involved legal challenges to the EIR for the Landfill Project certified by the Riverside County Board of Supervisors in October 1992. These cases were heard in the San Diego County Superior Court in 1994. The Court's decisions required MRC to prepare a new EIR, which was completed and certified in September 1997. The original litigation against the EIR was resumed before Judge Judith McConnell of the San Diego County Superior Court. In February 1998, the San Diego County Superior Court announced its final decision and concluded that the new EIR was still deficient in two principal respects. The Court's two remaining areas of concern involve the threatened desert tortoise and Joshua Tree National Park. The Superior Court's decision was appealed.

     On May 7, 1999, a unanimous three-judge panel of the California Court of Appeal, 4th Appellate District, Division 1, completely overturned the prior adverse decision of the San Diego Superior Court on the Landfill Project's environmental impact report. The California Supreme Court on July 21, 1999, denied the opponents request that the Court of Appeal's decision be reviewed and overturned. Accordingly, landfill opponents have effectively exhausted their challenges under the California Environmental Quality Act.

     Related to the EIR litigation was the award of approximately $300,000 of attorneys' fees to project opponents prior to the announcement of the Court of Appeal decision. This matter has also been appealed, and all briefs have been filed. A decision in the matter is anticipated by year end.

     In October 1999, the Company's wholly owned subsidiary, Kaiser Eagle Mountain, Inc., completed a land exchange with the U. S. Bureau of Land Management ("BLM"). This completed land exchange has been challenged in two separate federal lawsuits.

     It is anticipated that both cases will be consolidated into one hearing. The same general opponents that lost the appeal before the IBLA have brought these latest legal challenges. In sum, plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. The Company will vigorously defend against such litigation. Donna Charpied; Laurence Charpied; et al. v. United States Department of the Interior; Bureau of Land Management; et al, (United States District Court for the Central District of California, Riverside Division, Case No. EDCV 99-0454 RT(MCx)) and National Parks and Conservation Association v. Bureau of Land Management, et al. (United States District Court for the Central District of California, Riverside Division, Case No. EDCV-00-0041 VAX (JWJx)).

     Cucamonga Litigation. In 1996, the Company initiated legal action against Cucamonga. The dispute involved amounts owed to the Company under the terms of its lease of Fontana Union Water stock to Cucamonga. The dispute arose out of a change made by the Metropolitan Water District in its water rates and rate structure effective July 1, 1995. After a trial on the matter, the San Bernardino County Superior Court ruled that the lease rate had been discontinued effective July 1, 1995. Thus, the parties are required to negotiate in good faith a substitute lease rate as provided under the terms of the lease with Cucamonga. Since the parties have been unable to negotiate a new substitute rate, the Cucamonga Lease requires that the matter will be resolved in a reference proceeding. A reference proceeding is in effect a private trial. During the week of February 28, 2000, all the testimony in the reference proceeding was presented. The judge requested further briefing and a final oral argument which is currently scheduled for May 15, 2000. The decision in the matter is anticipated within approximately 60 days following the closing agreement.

     Mushegain Litigation Settlement. During the third quarter of 1999, a settlement was reached with regard to the litigation brought by a landowner that had rented out his property to a tenant that performed work during the construction of the California Speedway. The landowner alleged that debris, including possible hazardous substances, were deposited in and on the landowner's property by the former tenant and that the source of some of the debris was from the demolition activities on the California Speedway property. The tenant acknowledged responsibility for the conditions created on the property but effectively became bankrupt. The landowner then sought contribution from The California Speedway Corporation and the Company. Given the time and expense involved in the case, the parties ultimately reached a settlement. The Company's final allocation of the settlement has yet to be determined, but it will not exceed $500,000. Mary Mushegain v. The California Speedway, et. al (United States District Court, Central District of California, Case No. CV 98-6786).

     City of Richmond Litigation. During the third quarter of 1999, the City of Richmond, located in Northern California, joined the Company in federal litigation it commenced against several entities, alleging that the City was entitled to recover past and future environmental clean-up costs associated with property owned by the City of Richmond. Apparently, the property currently owned by Richmond includes portions of World War II era shipyard construction and demolition facilities. It is alleged that the Company's predecessor demolished ships for approximately a two-year period in the 1940's and thus, contributed to the contamination of the property. Litigation was commenced against the City of Richmond in the U.S. Bankruptcy Court for the District of Colorado to hold the City of Richmond and certain officials in contempt for violating the bankruptcy order. Subsequent to the commencement of the contempt proceeding, a settlement was reached whereby the City of Richmond was allowed a late unsecured general creditor claim in the KSC bankruptcy estate. The amount in stock and cash to be paid by the bankruptcy estate is currently estimated to be less than $150,000. City of Richmond, et al v. Levin Enterprises, Inc., et al. (United States District Court, Northern District of California, Case No. C-97-3213 CRB).

     7-7 PRP Site. The U.S. Environmental Protection Agency has alleged that the Company, along with a number of other entities, is responsible for clean-up and oversight costs associated with the remediation of one of more sites located in Ohio formally owned or operated by 7-7, Inc. 7-7, Inc. was a remediation contractor. 7-7, Inc. was retained by the Company in connection with certain remediation projects. Since, the Company believes it could be found to be a de minimis potentially responsible party, the Company along with a number of other entities entered into a consent order with the EPA. The Company's liability, if any, is currently estimated to be less than $150,000.

     Asbestos Suits. The Company along with KSC are currently named in approximately forty (40) active asbestos lawsuits. The Company and KSC have been previously named in other asbestos suits but for various reasons those suits are not currently being pursued. Most of the plaintiffs alleged that they worked in shipyards in the Oakland/San Francisco, California area in the 1940's and that KSC was in some manner associated with one or more shipyards or has successor liability from another "Kaiser" entity. Most of these lawsuits are third party premises claims claiming injury resulting from exposure to asbestos and involve multiple defendants. The Company anticipates that it will be named as a defendant in additional asbestos lawsuits. Virtually of the complaints are non-specific. As such it is not practical at this time to determine the true nature and extent of the claims against the Company and KSC. To date, several, but not all, of the plaintiffs have agreed that they will not personally pursue the Company, but they have been granted the right to pursue the Company's insurance coverage, to the extent there is coverage. The Company currently believes that it does have insurance coverage for at least a portion of the claims and has tendered these suits for defense. The Company also currently believes that it has various defenses to these claims, including the discharge granted to it in connection with KSC's bankruptcy reorganization. The KSC bankruptcy estate, through KSC Recovery has been incurring defense costs, which should in large part be reimbursed by insurance. However, there currently is a dispute as to the amount of insurance coverage. The Company and KSC Recovery are engaged in settlement negotiations with insurance carriers with regard to the coverage dispute. Asbestos litigation is an evolving area of the law and the factual discovery with respect to many of these lawsuits has not been completed.

     City of Ontario Litigation. There has been no material change in this matter since the 1998 10-K Report. By way of background, on February 27, 1996, the City of Ontario, California served on the Company a complaint filed in San Bernardino County Superior Court (City of Ontario v. Kaiser Ventures Inc., et al.; Case No. RCV 17334). In sum, the complaint alleges that a plume or plumes containing organic carbon, dissolved solids and mercury originating from the Company's Mill Site Property due to activities of KSC and/or a former tenant of the Mill Site Property have impacted one of the City of Ontario's water wells. Ontario seeks reimbursement for remedial costs, replacement of the allegedly impacted well and replacement or improvement or refurbishment of related facilities.

     The Company challenged Ontario's ability to bring this litigation given the KSC bankruptcy and the discharge granted to the Company. In April 1996, Ontario brought a declaratory judgment action in the U.S. District Court for the District of Colorado in Bankruptcy (the "U.S. Bankruptcy Court") against the Company, (City of Ontario v. Kaiser Ventures Inc., Adversary Proceeding No. 96-1215 MSK). In the U.S. Bankruptcy Court action, Ontario in effect sought a determination that the matters and damages alleged in its California lawsuit were not discharged as a part of the KSC bankruptcy proceedings.

     The Company and the City reached a settlement concerning the matter before the U.S. Bankruptcy Court which was approved by the U.S. Bankruptcy Court in October. Under the terms of the settlement, the Company has agreed to waive its bankruptcy-related defenses to the City's prosecution of claims for groundwater contamination caused by mercury or other priority pollutants. In return, the City agreed to dismiss the California litigation as to all claims related to total dissolved solids, total dissolved carbons and sulfates, and to be bound by the 1993 Settlement Agreement between Kaiser and the California Regional Water Quality Control Board. The City has informed the Company that its well tests do not currently indicate the presence of mercury. However, the City continues to assert that the Company is responsible for the impact of total dissolved solids at the well. The City has not yet filed an amended complaint. The Company and the City of Ontario are continuing to engage in informal discovery and discussions. The Company currently believes it has numerous defenses in the litigation.

     Willow Creek Shareholder Litigation. On December 20, 1999, the Company was served with a complaint challenging and seeking damages in connection with a transaction completed on November 22, 1999, pursuant to which the Company purchased a substantial portion of its common stock from The New Kaiser Voluntary Employees' Beneficiary Association ("VEBA") and the Pension Benefit Guaranty Corporation ("PBGC"). The litigation was initiated by a shareholder of the Company, but the matter was not a class action lawsuit. On March 9, 2000, this federal lawsuit was voluntarily dismissed, without prejudice, by the plaintiffs. However, it is the Company's understanding that the plaintiffs intend to file a new lawsuit in California State Court in the near future. Willow Creek Capital Partners, L.P. a Delaware limited partnership; and Willow Creek Offshore, v. Kaiser Ventures Inc. et al. (United States District Court, Northern District of California, Case No. C99 5188 SBA).

Bankruptcy Claims

     The Company's predecessor, KSC, was in reorganization under Chapter 11 of the United States Bankruptcy Code from February 1987 until November 1988. Pursuant to the KSC Plan of Reorganization (the "KSC Plan"), the Company established a subsidiary, KSC Recovery, which was engaged in the process of pursuing certain legal actions on behalf of the former creditors of KSC and handling the remaining administrative duties of the KSC bankruptcy estate, including claims resolution. All litigation and bankruptcy administration costs are borne by KSC Recovery, which maintains a cash reserve from previous litigation and other recoveries to fund anticipated ongoing litigation and administration costs. All major remaining claims in the bankruptcy estate were settled in 1995, with completion of one major settlement occurring in 1996. Resolution of these claims allowed for a distribution of cash and stock to most of the unsecured creditors of the KSC bankruptcy estate in the second quarter of 1996. Consistent with KSC Recovery's role solely as an agent of the former KSC creditors, the Company's consolidated statements of operations and cash flows do not reflect any of KSC Recovery's activities. Because of the minimum activities of the KSC bankruptcy estate, the Bankruptcy Court terminated its supervision over the estate in October 1996. However, the bankruptcy estate was recently reopened to address certain litigation matters.

     From time-to-time, various other environmental and similar types of claims, such as the environmental and asbestos litigation mentioned above, that relate to KSC pre-bankruptcy activities are asserted against KSC Recovery and the Company. In connection with the KSC Plan, the Company, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the KSC Plan, except as otherwise provided by the KSC Plan and by law. Although the Company believes that in general all pre-petition claims were discharged under the KSC Plan, in the event any of these claims or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a material adverse effect on the Company.


                          [Intentionally Left Blank]

Note 21.  QUARTERLY FINANCIAL DATA (Unaudited)

                                                         First            Second                Third            Fourth
                                                        Quarter           Quarter              Quarter           Quarter
                                                        -------           -------              -------           -------
1999
Resource revenues.............................        $1,274,000         $1,865,000          $40,932,000       $ 7,555,000

Income (loss) from operations.................        $ (223,000)        $  304,000          $39,254,000       $(3,607,000)

Income (loss) before income tax provision.....        $ (542,000)        $  (30,000)         $39,150,000       $(3,348,000)

Net (loss) income.............................        $ (327,000)        $  (26,000)         $29,307,000       $(4,925,000)

Earnings (loss) per share
 Basic........................................        $     (.03)        $      .00          $      2.77       $      (.39)
 Diluted......................................        $     (.03)        $      .00          $      2.73       $      (.39)

1998

Resource revenues.............................        $1,673,000         $3,066,000          $ 2,416,000       $ 2,718,000

Income (loss) from operations.................        $ (371,000)        $1,113,000          $   586,000       $ 1,230,000

Income (loss) before income tax provision.....        $ (586,000)        $  854,000          $   332,000       $   875,000

Net (loss) income.............................        $ (339,000)        $  491,000          $   189,000       $   891,000

Earnings (loss) per share
 Basic........................................        $     (.03)        $      .05          $       .02       $       .08
 Diluted......................................        $     (.03)        $      .05          $       .02       $       .07

1997

Resource revenues.............................        $1,837,000         $3,221,000          $ 2,977,000       $ 1,971,000

Income (loss) from operations.................        $ (112,000)        $1,288,000          $ 1,149,000       $  (134,000)

Income (loss) before income tax provision.....        $ (295,000)        $1,051,000          $   873,000       $  (110,000)

Net (loss) income.............................        $ (174,000)        $  604,000          $   493,000       $   (75,000)

Earnings (loss) per share
 Basic........................................        $     (.02)        $      .06          $       .05       $      (.01)
 Diluted......................................        $     (.02)        $      .06          $       .05       $      (.01)

                     KAISER VENTURES INC. AND SUBSIDIARIES


         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                           Balance at    Charged to    Deductions
                                            Beginning    Costs and        from          Balance at
          Classification                    of Period   Expenses (A)    Reserves       End of Period
-------------------------------------      ----------   ------------   ----------      -------------
  Year Ended December 31, 1999
  ----------------------------

  Allowance for losses in collection
  of current accounts receivable.....      $  303,000   $        ---   $  213,000           $ 90,000
                                           ==========   ============   ==========      =============

  Year Ended December 31, 1998
  ----------------------------

  Allowance for losses in collection
  of current accounts receivable.....      $  299,000   $     31,000   $   27,000      $     303,000
                                           ==========   ============   ==========      =============


  Year Ended December 31, 1997
  ----------------------------

  Allowance for losses in collection
  of current accounts receivable.....      $  286,000   $     54,000   $   41,000      $     299,000
                                           ==========   ============   ==========      =============



(A) Although the Company is continuing to bill Cucamonga at what it believes is the correct Metropolitan Water District of Southern California ("MWD") rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The amounts for 1996 and 1997 above have been restated to remove the disputed amounts which had previously been included in accounts receivable and the account receivable reserve. The total amount of lease payments in dispute for the years ended December 31, 1999, 1998, and 1997 are approximately $680,000, $658,000, and
$488,000, respectively.