Form 10-Q
period 2000-03-31
KAISER VENTURES INC
filed 2000-05-12
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended March 31, 2000        Commission File Number 0-18858



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

                              Yes  X      No
                                  ---

On May 2, 2000, the Company had 6,355,153 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q

                                                                                       PAGE
PART I

     FORWARD-LOOKING STATEMENTS....................................................      1

INTRODUCTION

     BUSINESS UPDATE...............................................................      2

     Item 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.................................      6

     Item 2.  FINANCIAL STATEMENTS.................................................     12

              CONSOLIDATED BALANCE SHEETS..........................................     13

              CONSOLIDATED STATEMENTS OF OPERATIONS................................     15

              CONSOLIDATED STATEMENTS OF CASH FLOWS................................     16

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY............     17

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................     18

PART II

     Item 1.  LEGAL PROCEEDINGS....................................................     19

     Item 2.  CHANGES IN SECURITIES................................................     20

     Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................     20

     Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS....................     20

     Item 5.  OTHER INFORMATION....................................................     21

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................     21

SIGNATURES.........................................................................     23

                       AVAILABILITY OF PREVIOUS REPORTS

     The Company will furnish without charge, to each stockholder, upon written request of any such person, a copy of the Company's annual report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K Report that are not currently stockholders of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764.

     The reader is encouraged to read this Form 10-Q Report in conjunction with the 10-K Report since the information contained herein is often an update of the information in such reports.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                    PART I

                          FORWARD-LOOKING STATEMENTS

     Except for the historical statements and discussions contained herein, statements contained in this 10-Q Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any press release, 10-K, Annual Report to Stockholders, 10-Q or 8-K Report of the Company or the Company's website, may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. Forward-looking statements include, without limitation, any statement that forecasts, indicate, anticipate or imply future results, performance, events or achievements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words "anticipate," "believe," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. For example, actual results could materially differ from those projected as a result of factors such as, but not limited to: general economic conditions in the United States and Southern California; the impact of federal, state, and local laws and regulations on the Company's development activities; the impact of weather on the Company's environmental clean-up related activities; the discovery of unanticipated environmental conditions on any of the Company's properties; the failure of the bankruptcy discharge granted to the Company to address claims and litigation that relate to the pre-bankruptcy activities of Kaiser Steel Corporation; the failure, in whole or in part of the Company's business plans to, develop, sell or otherwise deal with any major asset of the Company such as the failure to sell the Company's Mill Site real estate on terms substantially similar to the terms proposed in the Ontario Ventures I, LLC transaction; the success of any material litigation involving the Company and its projects such as legal challenges to the completed federal land exchange for the proposed Eagle Mountain landfill project or the threatened litigation against the Company and current and past members of the Board of Directors in connection with the purchase by the Company of a substantial number of shares of Company stock from the New Kaiser Voluntary Employees' Beneficiary Association and the Pension Benefit Guaranty Corporation; and/or the impact of competition on the marketing of the Eagle Mountain landfill project. The risks included herein are not exhaustive. Other sections of this 10-Q Report include additional factors that could adversely impact the Company and its projects. Readers are cautioned not to put undue reliance on forward-looking statements as a prediction of future actual results. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                            ADDITIONAL INFORMATION

     A reader of this Form 10-Q Report is strongly encouraged to read the entire report, together with the Company's 1999 Form 10-K Report, as amended, for background information and a complete understanding as to material developments and risks concerning the Company.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                 INTRODUCTION

BUSINESS UPDATE

General

     Kaiser Ventures Inc. ("Kaiser" or the "Company", including its wholly-owned subsidiaries unless otherwise provided herein) is an asset development company pursuing project opportunities and investments in water resources, property redevelopment, and solid waste management. The Company's current emphasis is on its remaining principal assets: (i) a 53.71% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) approximately a 75% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iii) the 9,144 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 1,100 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project; (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; and (v) approximately 634 acres (gross) of the former Kaiser Steel Corporation ("KSC") steel mill site (the "Mill Site Property"), most of which is currently in escrow under a sales contract

Investment in Fontana Union Water Company

     The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., currently owns approximately 53.71% of the capital stock of Fontana Union, a mutual water company. In March 2000, the Company purchased additional shares in Fontana Union which increased its ownership interest from 50.88% to 53.71%. The original 50.88% ownership interest in Fontana Union is leased to Cucamonga pursuant to a 102-year take-or-pay lease expiring in 2092 (the "Cucamonga Lease"). The newly purchased shares are not leased to Cucamonga under the terms of the Cucamonga Lease. Currently, the Company's pro rata interest in unclaimed water raises its effective interest in Fontana Union to 56.13%. Under the terms of the Cucamonga Lease, Cucamonga's payments to the Company are based upon established fixed quantities of water for most of the applicable sources, multiplied by a fixed percentage of a water rate from the Metropolitan Water District of Southern California ("MWD") as available through the Chino Basin Municipal Water District as it may change from time-to-time (the "Lease Rate").

     As a result of changed rates and a new rate structure implemented by MWD as of July 1, 1995, the Company and Cucamonga became involved in a rate dispute under the terms of the Cucamonga Lease. After a trial held in March 1998, the San Bernardino County Superior Court concluded that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. The terms of the Cucamonga Lease require the parties to negotiate, in good faith, a new substitute rate, however, the parties were not able to negotiate a new substitute rate. As a result, the Superior Court ordered that, since the parties were at an impasse, the new substitute rate was to be resolved by a reference proceeding as required by the terms of the Cucamonga Lease. The reference proceeding commenced during the week of February 28, 2000. After the conclusion of all the testimony, the reference judge ordered the parties to each submit a final brief (which have been submitted) and the holding of final oral argument on May 15, 2000. A decision in the matter is anticipated within approximately 60 days after the final oral argument. There can be no assurance that the Company will be successful in this portion of the rate dispute litigation with Cucamonga.

     MWD is again in the process of evaluating and considering a major rate restructuring. Several alternatives are being proposed. It is anticipated that MWD will discontinue its current rate system and adopt a new rate system in 2000.

                     KAISER VENTURES INC. AND SUBSIDIARIES



There is a proposed settlement that addresses the litigation commenced by the Company's wholly owned subsidiary, Fontana Water Resources, Inc., against San Bernardino County with regard to water quality and quantity concerns arising from San Bernardino County's Mid-Valley Sanitary Landfill and its proposed expansion. The proposed settlement is still subject to completion of the final documentation and the approval of the San Bernardino County Board of Supervisors.

The Mill Site Property

     Sale of the Mill Site Property. The Company still owns approximately 634 acres (gross) of the former Kaiser Steel Corporation mill site. In October 1999, the Company and its wholly owned subsidiary, Kaiser Steel Land Development, Inc., entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the "Purchase Agreement") with Ontario Partners I, LLC (the "Buyer") pursuant to which the Company agreed to sell approximately 592 acres of its remaining Mill Site Property for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property. The sale includes the proposed Kaiser Commerce Center with its proposed truck stop and the East Slag Pile Property, as well as ancillary items such as the water rights associated with the property. As part of the transaction, the Buyer will provide environmental insurance coverage and other financial assurance mechanisms related to the known and unknown environmental obligations and risks associated with the property being sold. In addition, the Purchase Agreement provides that, to the extent possible, the Company's Consent Order with the California Department of Toxic Substances Control ("DTSC") will be terminated and that the Buyer will enter into a new Consent Order with the DTSC. The Buyer is currently negotiating a new Consent Order with the DTSC. Recently, the DTSC has raised new procedural issues with regard to the closure of the environmental remediation at this former mill site. This, among other reasons, could cause a delay in the completion of Buyer's due diligence and of the anticipated closing of the sale of the property.

     As previously disclosed, the Buyer is a new entity formed by LandBank Environmental Properties, LLC ("LandBank") and the Knowlton Group, a Salt Lake City based developer. LandBank, a wholly owned subsidiary of the IT Group, specializes in the acquisition, restoration and redevelopment of environmentally impaired real estate. It is currently anticipated that a new entity will be formed in which LandBank, the Knowlton Group and one or more other companies will become members and that such new entity will ultimately be the buyer of the real estate if it closes. The Buyer has currently identified and is working with Catellus Development Corporation as its most likely additional development and financial partner.

     The transaction is subject to extensive due diligence and a number of contingencies. The Buyer, along with Catellus Development Corporation, have been engaged in, and continue to undertake, extensive due diligence with respect to the property, including, among other things, environmental, geo-technical, development, construction, and market matters. The Buyer may terminate the transaction for any reason prior to the close of its due diligence period. The Purchase Agreement has been amended to allow Buyer additional time in which to conduct its due diligence and to complete its negotiations with the DTSC. The contingency period has been extended into the second quarter of 2000. If the Buyer is satisfied with the results of its due diligence and all other contingencies are resolved, such as the negotiation of the final terms of certain exhibits to the Purchase Agreement, the transaction is currently scheduled to close in the Summer of 2000. In addition, given the due diligence to be undertaken by the Buyer and the contingencies involved, there can be no assurance that the transaction will be ultimately consummated or, if consummated, that it will close under the current terms set forth in the Purchase Agreement.

                     KAISER VENTURES INC. AND SUBSIDIARIES

     Assuming that the Mill Site Property transaction closes on its current or substantially similar terms, the Company intends to provide for a distribution of cash to all stockholders. For additional information, please see Part I.
Item 1. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Section 3. Business Outlook" and Item 5. "Other Information."

     Rancho Cucamonga Parcel. The Company is continuing to negotiate for the sale of the remaining 37 acres, known as the Rancho Cucamonga property. There is no assurance that the negotiations for this property will ultimately lead to a sale of the property.

     Environmental. During the first quarter of 2000 the Company continued its environmental remediation activities. A significant amount of time is also being spent in assisting the proposed Buyer of the Mill Site Property in its due diligence regarding the known environmental conditions at the former steel mill site, in dealing with the DTSC and in reviewing and commenting on Buyer's proposed environmental financial assurances such as the proposed insurance policies, performance bonds and a fixed-price remediation contract. Of particular significance, on May 2, 2000, the DTSC accepted the results of a field test of a solidification remediation alternative for the tar pits located on a parcel owned by the Company. By accepting the results of the field test, the DTSC tentatively concluded that solidification is an acceptable means of addressing the primary environmental concern associated with the tar pits parcel. However, because the DTSC's conclusion is tentative, there can be no assurance that a capping strategy will be ultimately approved for the tar pits parcel.

Waste Management

West Valley Materials Recovery Facility

     The Company, through a wholly-owned subsidiary, and Burrtec Waste Industries, Inc., also through a wholly-owned subsidiary, each own a fifty percent (50%) interest in West Valley MRF, LLC, a limited liability company that owns the West Valley MRF. Phase 1 of the West Valley MRF includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services. The West Valley MRF currently receives and processes approximately up to approximately 2,000 tons per day of non-hazardous commercial and municipal solid waste. Waste is primarily received from jurisdictions in which Burrtec affiliated companies have hauling contracts, and from the city of Ontario. However, with the closure of the Spadra regional landfill located in Pomona operated by the Los Angeles Sanitation District in April 2000, the West Valley MRF has begun to receive additional waste from the cities of Claremont, Chino, Chino Hills and Pomona.

     Given the current volumes of waste being handled by the West Valley MRF, construction of Phase 2 of the West Valley MRF is underway. Phase 2 would expand the processing capacity of the West Valley MRF from approximately 2,000 tons per day to approximately 3,5000 tons per day. Phase 2 involves constructing an approximately 80,000 square foot addition to the existing facilities, the acquisition and installation of certain related equipment, including rolling stock, and the rehabilitation and relocation of the certain existing equipment. The estimated cost of the expansion is currently approximately $9.5 million. It is anticipated that the expansion will be completed by no later than the end of 2000.

     Like Phase 1, much of the financing for Phase 2 is anticipated to be obtained through the issuance and sale of $8,5000,000 in California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (the "Bonds"). The West Valley MRF has been approved to receive such financing. This anticipated tax-exempt financing will be secured by a pledge and lien on loan payments made by the West Valley MRF, LLC and funds that may be drawn on an irrevocable direct pay letter of credit issued by Union Bank of California. Like the Phase 1 financing, the Company and Burrtec will each be liable for 50% of the principal and interest on the Bonds in the event of their default. Closing on this tax-exempt financing is anticipated by the end of

                     KAISER VENTURES INC. AND SUBSIDIARIES

May 2000. The balance of the necessary construction funds of approximately $1 million will be funded out of the cash West Valley MRF, LLC has on hand.

Eagle Mountain Landfill Project

     In 1988, the Company entered into a 100-year lease agreement (the "MRC Lease") with MRC. MRC is seeking to develop the Company's former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. MRC became a subsidiary of the Company when the Company's subsidiary, Eagle Mountain Reclamation, Inc., acquired a 70% interest in MRC during the first quarter of 1995 in exchange for the elimination of the minimum monthly rent due the Company under the MRC Lease. The elimination of the minimum monthly rent did not change the future royalty payments due the Company once the landfill commences operations. As a result of a series of private placements, the Company's interest in MRC is now approximately 75%.

     Landfill Project Litigation. During 1999 a number of events occurred with regard to the Landfill Project that ultimately resulted in the Landfill Project's receipt of its last major permit. These events included, but were not limited to: the May 2000 Court of Appeal decision completely reversing the San Diego Superior Court's prior adverse decision on the Landfill Project's environmental impact report; the rejection by the California Supreme Court in July 2000, of a request by Landfill Project opponents to review and overturn the Court of Appeal's decision; the Interior Board of Land Appeal's ("IBLA") decision in September 2000 upholding the decision of the U.S. Bureau of Land Management ("BLM") to engage in a land exchange with the Company; the completion of the federal land exchange in October 2000; and the issuance of the facilities permit, the last major permit for the Landfill Project, by the California Integrated Waste Management Board in December 1999.

     Despite these successes in 1999, opposition to the Landfill Project continues. Subsequent to the completion of the federal land exchange, two lawsuits were filed challenging the land exchange and requesting its reversal. To date, no immediate injunctive relief has been sought. These two lawsuits generally involve the same parties that were the plaintiffs in the unsuccessful state environmental impact report litigation and the unsuccessful appeals before the IBLA. It is anticipated that these two lawsuits filed in the Federal District Court located in Riverside, California will be consolidated. The litigation is in its preliminary stages.

     Marketing of the Landfill Project and Competition. With the Landfill Project's receipt of its last major permit in December 1999, MRC renewed its efforts with regard to making rail-haul landfills a reality and in marketing the Landfill Project to both private and public municipal waste entities. As previously disclosed, in the fourth quarter of 1999 the Los Angeles Sanitation District (the "District") publicly stated that it has an interest in pursuing a possible transaction, including a possible purchase transaction, with respect to the Landfill Project and/or with respect to the competing Mesquite Regional Landfill Project. Given this public statement, and the current status of private waste industry, MRC has focused its marketing activities on the District. During the first quarter, MRC had several discussions concerning a possible transaction with the District. These discussions are currently continuing on a regular basis. The Company is aware that the Mesquite Regional Landfill Project, a competing rail haul project, is also having discussions with potential customers, including the District. The competition represented by Mesquite and other landfill alternatives has and will continue to impact MRC's discussions with the District. While discussions are currently ongoing between the District and MRC, there is no assurance that such discussions will ultimately lead to an agreement with the District with regard to the Landfill Project or the timing or terms of any agreement if one is ultimately negotiated.

     Risks. As is discussed in more detail in the Company's 1999 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project which must be overcome to achieve the financing,

                     KAISER VENTURES INC. AND SUBSIDIARIES

permitting, construction, opening, and operation of the Landfill Project. There have been and will continue to be opponents to the Landfill Project. Given the legal challenges that have occurred to date, the current legal challenges involving the completed federal land exchange, and the controversies that generally surround landfill projects, continuing legal challenges are likely. In addition, the Landfill Project faces competition from a variety of sources, including the competing Mesquite rail-haul landfill project to be located in Imperial County, California. As discussed above, the competition represented by the Mesquite project may materially adversely impact the chances of the Landfill Project's success and will affect the terms and conditions in which a possible transaction could be completed. There is no assurance that the Landfill Project will be ultimately operational, or of the timing or the terms of any transaction involving the Landfill Project.


Item 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Section 1:  Operating Results

General

     As discussed above, Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments in water resources, property redevelopment, and solid waste management.

Primary Revenue Sources

Ongoing Operations

     The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga. Property redevelopment revenues primarily reflect revenues from long-term redevelopment activities at the Mill Site Property, including water and waste water treatment revenues; housing rental income, aggregate and rock sales, and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflect Kaiser's share of income related to those equity investments (i.e., PMI through March 31, 1999) and joint ventures (i.e., West Valley MRF) which the Company accounts for under the equity method.

Interim Activities

     Revenues from interim activities are generated from various sources primarily related to the Mill Site Property. Significant components of interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities. Revenues from these activities have declined materially as the redevelopment of the remaining Mill Site property proceeds.

Summary of Revenue Sources

     Due to the developmental nature of certain Company projects and the Company's recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues are not meaningful for developing an overall understanding of the Company.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Therefore, the Company believes it is important to evaluate the trends in each components of its revenue sources as well as the recent developments regarding its long-term ongoing and interim revenue sources. See "Part I, Item 1. - Business" for a discussion of recent material events affecting the Company's revenue sources.

Results of Operations

Analysis of Results for the Quarters Ended March 31, 2000 and 1999

     An analysis of the significant components of the Company's resource revenues for the quarters ended March 31, 2000 and 1999 follows:

                                                                    2000             1999          % Inc. (Dec)
                                                                    ----             ----          ------------
        Ongoing Operations
           Water resource...................................    $1,155,000        $1,180,000               (2%)
           Property redevelopment...........................       386,000           356,000                8%
           Income (loss) from equity method
             investments
                  Penske Motorsports Inc....................           ---          (329,000)             N/A
                  West Valley MRF, LLC......................       329,000               ---              N/A
                                                                ----------        ----------         --------

               Total ongoing operations.....................     1,870,000         1,207,000               55%
                                                                ----------        ----------         --------

        Interim Activities
           Lease, service and other.........................        87,000            67,000               30%
                                                                ----------        ----------         --------

               Total resource revenues......................    $1,957,000        $1,274,000               54%
                                                                ==========        ==========         ========

        Revenues as a Percentage of Total
        Resource Revenues:
           Ongoing operations...............................            96%               95%
           Interim activities...............................             4%                5%
                                                                ----------        ----------

               Total resource revenues......................           100%              100%
                                                                ==========        ==========


     Resource Revenues. Total resource revenues for the first quarter of 2000 were $1,957,000, compared to $1,274,000 for 1999. Revenues from ongoing operations increased 55% for the quarter to $1,870,000 from $1,207,000 in 1999, and revenues from interim activities increased 30% to $87,000 from $67,000 in 1999. Revenues from ongoing operations as a percentage of total revenues increased to 96% in 2000 from 95% in 1999.

     Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,155,000 during the first quarter of 2000 compared to $1,180,000 for 1999. The 2% decrease in water revenues during the quarter reflects an increase in the number of Fontana Union shareholders taking water, which reduced the Company's effective interest in Fontana Union from 57.33% to 56.13%.

     Property redevelopment revenues were $386,000 for 2000 compared to $356,000 for 1999. The 8% increase from 1999 is primarily the result of a 36% increase in iron ore royalty revenues ($21,000).

                     KAISER VENTURES INC. AND SUBSIDIARIES

     Income (loss) from equity method investments increased by $658,000 due to equity income from the WVMRF of $329,000 recorded for the first quarter of 2000 compared to an equity loss of $329,000 recorded for PMI in 1999.

     Interim Activities. Revenues from interim activities for the first quarter of 2000 were $87,000 compared to $67,000 for 1999. The 30% increase in revenues from interim activities in 2000 is attributable to the sale of miscellaneous assets located at Eagle Mountain ($10,000) and an increase in net railroad switching revenues at the Mill Site ($10,000).

     Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the first quarter of 2000 increased to $721,000 from $615,000 in 1999. Operations and maintenance costs for 2000 were $209,000 compared to $218,000 for 1999. The 4% decrease in 2000 operations and maintenance costs was primarily due to lower maintenance and supplies costs for buildings and equipment at the Mill Site ($9,000). Administrative support expenses for the first quarter of 2000 increased 29% to $512,000 from $397,000 for 1999. This increase was primarily due to an increase in outside legal costs associated with the CCWD lease rate dispute ($110,000) in 2000.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first quarter of 2000 decreased 5% to $843,000 from $882,000 for 1999. The decrease is primarily due to lower payroll and related expenses ($18,000) and lower professional and outside consulting expenses ($21,000).

     Net Interest Income (Expense). Net interest income for the first quarter of 2000 was $108,000 compared to net interest expense of $319,000 in 1999. The change was due primarily to: (a) a decrease in interest expense ($272,000) associated with long term debt which was fully paid-off in December 1999; (b) an increase in interest income ($123,000) due to higher cash and investment balances; and (c) a decrease in loan fee amortization expense ($33,000).

     Pre-Tax Loss and Income Tax Provision. The Company recorded income before income tax provision of $501,000 for the first quarter of 2000, versus a loss of $542,000 recorded in 1999. An income tax provision of $201,000 was recorded in the first quarter of 2000 compared with a $215,000 tax benefit in 1999, based on taxable income or loss for the respective periods.

     Net Income (Loss). For first quarter of 2000, the Company reported a net income of $300,000, or $.05 per share, versus a net loss of $327,000, or $.03 per share, reported for 1999.

                        Section 2:  Financial Position

     Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $4,871,000 to $9,815,000 at March 31, 2000 from $14,686,000 at December 31, 1999. Included in cash and cash equivalents is $2,918,000 and $3,474,000 held solely for the benefit of MRC at March 31, 2000 and December 31, 1999, respectively. The decrease in cash and cash equivalents is primarily due to: (a) the payment of $3,640,000 for 1999 income taxes; (b) $1,150,000 in capital expenditures; (c) $654,000 used to purchase 424 additional shares of Fontana Union Water Company stock; and (d) payment of $249,000 in environmental remediation costs. These decreases were partially offset by equity funding from the MRC minority partners of $416,000 and the issuance of common stock relating to the exercise of stock options of $455,000.

                     KAISER VENTURES INC. AND SUBSIDIARIES

     Working Capital. During the first quarter of 2000, current assets decreased $5,502,000 to $11,554,000 while current liabilities decreased $4,644,000 to $7,242,000. The decrease in current assets resulted primarily from the $4,871,000 decrease in cash and cash equivalents, most of which was used to pay income taxes, and a $631,000 decline in net accounts receivable. The decrease in current liabilities resulted primarily from the payment of income taxes and decreases in liabilities associated with the permitting of the Eagle Mountain landfill and environmental remediation at the Mill Site. Included in current liabilities as of March 31, 2000 is $568,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first quarter of 2000 by $858,000 to $4,312,000 at March 31, 2000.

     Real Estate. Real Estate increased $89,000 during the first quarter of 2000 due to continuing redevelopment of the Mill Site properties.

     Investments. There was a $329,000 increase in the Company's investment in the WVMRF during the first quarter of 2000 due to the Company's recording of its equity share of income during the period. The $504,000 increase in the Company's investment in FUWC is due to the purchase of 424 shares of FUWC stock from Western Water Company during the quarter. The purchase price of these 424 shares was $654,000 in cash, partially reduced by the elimination of a commission liability of $150,000 due to Western Water Company. This purchase raised the Company's equity ownership in FUWC from 50.88% to 53.77%.

     Other Assets. The increase in other assets ($798,000) is primarily related to: (a) capitalized landfill permitting and development costs incurred by MRC ($915,000) and capital improvements at Eagle Mountain ($37,000). These increases were partially offset by an increase in accumulated depreciation as of March 31, 2000 ($107,000) and a decrease in notes receivable ($27,000).

     Environmental Remediation. The Company estimates, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, will be between approximately $15.8 million and $26.2 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected.

     As of March 31, 2000, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet were approximately $26.2 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $26.4 million as of December 31, 1999. The decrease is a result of approximately $218,000 in remediation and other environmental costs incurred in the first quarter of 2000 on the Mill Site property.

     Although ongoing environmental investigations are being conducted on the Mill Site Property and management believes it is currently in a position to estimate with some reasonable certainty future investigation and remediation costs, there can be no assurance that the actual amount of environmental remediation expenditures to be incurred will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified. Accordingly, future facts and circumstances could cause these estimates to change significantly. In addition, under the terms of the proposed sale of virtually all the Mill Site Property, all environmental liabilities, with limited exceptions, will be assumed by the buyer of the property.

     Long-term Liabilities. The $309,000 decrease in other long-term liabilities is primarily due to the reduction of the environmental remediation liability as a result of $218,000 in environmental remediation undertaken during the first quarter of 2000 and a decrease of $91,000 in other long term liabilities.

                     KAISER VENTURES INC. AND SUBSIDIARIES

     Minority Interest and Other Liabilities. As of March 31, 2000, the Company has recorded $5,188,000 of minority interest relating to the approximately 26% ownership interest in MRC the Company does not own.

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

     In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (now called Inland Empire Utilities Agency (the "Lease Rate") upon which the lease payments are currently calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of around 8% per year during the past 25 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at less than 5.0% per year for the next 2-4 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. In March 1998, the San Bernardino Superior Court ruled that the Lease Rate had been discontinued as of July 1, 1995. Therefore, the terms of the Cucamonga Lease require the parties to seek to negotiate in good faith a new substitute rate. If the parties are unable to agree on a substitute rate, the matter is to be resolved by reference, a form of private trial similar to arbitration. Before and after the trial, there were sporadic attempts to resolve the litigation and negotiate a new substitute rate. However, since the parties were not able to reach a resolution of the matter, the matter will be determined as a result of a reference proceeding as required under the terms of the Cucamonga Lease. The reference proceeding commenced during the week of February 28, 2000. After the conclusion of all the testimony in the proceeding, the court asked for further briefing and scheduled a final oral argument which is currently scheduled for May 15, 2000. A decision from the judge is expected within 60 days thereafter.

     With regard to the Company's investment in Fontana Union, the Company purchased, in March 2000, an additional 424 shares of Fontana Union from Western Water Company for approximately $504,000. This purchase raised the Company's equity ownership in FUWC from 50.88% to 53.77%. The price per share reflects a substantial minority discount and also reflects the resolution of a legal dispute between the seller of the shares and the Company. The purchase of these additional shares,

                     KAISER VENTURES INC. AND SUBSIDIARIES

which are not covered by the take-or-pay lease with Cucamonga, will assist in protecting the Company's effective interest in Fontana Union, which is utilized in calculating the revenue under the take-or-pay lease with Cucamonga.

     In regard to the WVMRF, the most significant factor affecting the Company's future equity income from the WVMRF is the expansion of the facility's capacity from 2,000 to 3,500 tons per day. This expansion, which will cost approximately $9.5 million and is anticipated to be completed in the fall of 2000, will increase the processing facility by an additional 80,000 square feet and will provide for additional materials recovery sorting capacity. The success of this expansion will depend heavily on the continuing closures of local landfills (such as the Sparda Landfill closed in April 2000), and the future construction, if any, of competing facilities. The Company received approval in April 2000, for the issuance of $8.5 million of tax exempt financing for the expansion from the California Pollution Control Financing Authority.

     The Company has historically spent a significant amount of capital in the development of its two other major project and investment opportunities: the re-permitting of the Eagle Mountain Landfill by MRC, the Company's 75% owned subsidiary, and the redevelopment of approximately 634 acres (gross) of the Company's Mill Site Property. As a result of the litigation successes, completion of the federal land exchange, and the Landfill Project's receipt of its last major permit, MRC is accelerating its efforts to make rail-haul landfills a reality and to market the Landfill Project to both public and private municipal waste entities. MRC has had meetings with several governmental agencies about the possibility of participating in the Landfill Project through the purchase of air or capacity rights or other similar arrangements. These entities include, but are not limited to, the Los Angeles Sanitation District. In fourth quarter of 1999, the Los Angeles Sanitation District publicly stated that it has an interest in pursuing a possible transaction, including a possible purchase transaction, with respect to the Landfill Project and/or with respect to the competing Mesquite Regional Landfill project. However, even though there are periodic discussions with the Los Angeles Sanitation District and others, there is no assurance that any discussions will ultimately lead to an agreement with regard to the Landfill Project or as to the timing or terms of any agreement if one is ultimately negotiated.

     In regard to the redevelopment of approximately 634 acres (gross) of the Mill Site Property, the Company completed the entitlement and permits process for a substantial portion of the property in April 1999, for a variety of possible commercial, industrial and recreational uses. In the fourth quarter of 1999, the Company entered into a contract to sell substantially all of its remaining Mill Site Property to Ontario Ventures I, LLC. Due to the extensive amount of due diligence and the number of contingencies involved, it is currently estimated that if this transaction is consummated, it will close in the Summer of 2000. Based on this potential sale the Company is not currently spending significant capital on the Mill Site. Should this transaction ultimately fail to be consummated, it is anticipated that the Company would have to spend approximately $2.5 million for required environmental remediation and approximately $500,000 for real estate entitlement and improvement expenditures over the remainder of 2000. The $2.5 million to be spent in 2000 for required environmental remediation is a component of the approximately $16-26 million estimate to complete all remaining required remediation for the Mill Site Property. As previously disclosed, the Company recorded, in 1999, a write-down to net realizable value on the Mill Site property in anticipation of this or a similar transaction closing. As a result, the Company does not anticipate recognizing a significant gain or loss on the sale of the Mill Site Property.

     Assuming that the Mill Site Property sale transaction closes on its current or substantially similar terms, the Company intends to provide for a distribution of cash to all shareholders of a per share amount at least equal to the per share contingent real estate payment to be made to the New Kaiser Voluntary Employees' Beneficiary Association and the Pension Benefit Guaranty Corporation in connection with the Company's purchase of a substantial amount of their shares in the Company in November 1999.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Based upon the current terms of the proposed transaction with Ontario Ventures I, LLC, this could be up to $1.10 per share.

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

     Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) amounts available under its $30,000,000 revolving-to-term credit facility (less $4,850,000 reserved for financial assurances required by the DTSC and relating to environmental remediation on the Mill Site Property) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue to fund the development of its long-term projects and investments. As was discussed in more detail above, the Company may commit, in 2000, a total of approximately $5.4 million for capital projects and investments. To the extent that additional capital resources are required, such capital will be raised through bank borrowings, partnerships, joint venture arrangements, additional equity or the sales or monetization of assets.

     Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of NOLs, if any, has historically been reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at March 31, 2000, are estimated to be approximately $35 million for federal purposes. These federal NOLs expire in varying amounts over a period from year 2006 to 2013.

     If within a three-year period, 50% or more of the stock of the Company changes ownership, the future annual use of NOLs may be limited. The annual limitation would be calculated as the product of: (i) the highest long-term tax-exempt rate for a designated period prior to the ownership change; and (ii) the market value of the Company at such time.


Item 2.  FINANCIAL STATEMENTS

               (Remainder of this Page Intentionally Left Blank)

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of


                                                                      March 31,                December 31,
                                                                       2000                        1999
                                                                    -----------                ------------
                                                                    (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents...............................         $ 9,815,000                $ 14,686,000
   Accounts receivable and other, net of allowance for
       doubtful accounts of $83,000 and $90,000,
       respectively........................................           1,347,000                   1,978,000
   Deferred tax assets                                                  285,000                     285,000
   Note receivable.........................................             107,000                     107,000
                                                                    -----------                ------------

                                                                     11,554,000                  17,056,000
                                                                    -----------                ------------

Investment in Fontana Union Water Company..................          16,612,000                  16,108,000
                                                                    -----------                ------------

Investment in West Valley MRF..............................           3,338,000                   3,009,000
                                                                    -----------                ------------

Real Estate
   Land and improvements...................................           8,543,000                   8,543,000
   Real estate held for sale...............................          38,909,000                  38,820,000
                                                                    -----------                ------------

                                                                     47,452,000                  47,363,000
                                                                    -----------                ------------

Other Assets
   Note Receivable.........................................             673,000                     700,000
   Deferred tax assets.....................................             577,000                     577,000
   Landfill permitting and development.....................          16,715,000                  15,800,000
   Buildings and equipment (net)...........................           2,735,000                   2,805,000
   Other assets............................................               7,000                      27,000
                                                                    -----------                ------------

                                                                     20,707,000                  19,909,000
                                                                    -----------                ------------

Total Assets...............................................         $99,663,000                $103,445,000
                                                                    ===========                ============


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                                  March 31,        December 31,
                                                                    2000               1999
                                                                    ----               ----
                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable.......................................      $   854,000        $    887,000
   Income taxes payable...................................              ---           3,501,000
   Accrued liabilities....................................        3,888,000           4,998,000
   Environmental remediation..............................        2,500,000           2,500,000
                                                                -----------        ------------

                                                                  7,242,000          11,886,000
                                                                -----------        ------------

Long-term Liabilities
   Deferred gain on sale of real estate...................          724,000             724,000
   Accrued liabilities....................................        1,213,000           1,305,000
   Environmental remediation..............................       23,651,000          23,868,000
                                                                -----------        ------------

                                                                 25,588,000          25,897,000
                                                                -----------        ------------

Total Liabilities.........................................       32,830,000          37,783,000
                                                                -----------        ------------

Minority Interest.........................................        5,188,000           4,772,000
                                                                -----------        ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
       13,333,333 shares; issued and outstanding
       6,363,953 and 6,316,853 respectively...............          191,000             189,000
   Capital in excess of par value.........................       49,198,000          48,745,000
   Retained earnings......................................       12,256,000          11,956,000
                                                                -----------        ------------

Total Stockholders' Equity................................       61,645,000          60,890,000
                                                                -----------        ------------

Total Liabilities and Stockholders' Equity................      $99,663,000        $103,445,000
                                                                ===========        ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the Three Months Ended March 31
                                  (Unaudited)

                                                                                2000                1999
                                                                                ----                ----
Resource Revenues
 Ongoing Operations
       Water resource...........................................          $1,155,000         $ 1,180,000
       Property redevelopment...................................             386,000             356,000
       Income (loss) from equity method investments
           Penske Motorsports Inc...............................                 ---            (329,000)
           West Valley MRF, LLC.................................             329,000                 ---
                                                                          ----------         -----------

             Total ongoing operations...........................           1,870,000           1,207,000
                                                                          ----------         -----------

 Interim Activities
       Lease, service and other.................................              87,000              67,000
                                                                          ----------         -----------

             Total resource revenues............................           1,957,000           1,274,000
                                                                          ----------         -----------

Resource Operating Costs
 Operations and maintenance.....................................             209,000             218,000
 Administrative support expenses................................             512,000             397,000
                                                                          ----------         -----------

             Total resource operating costs.....................             721,000             615,000
                                                                          ----------         -----------

Income from Resources...........................................           1,236,000             659,000

 Corporate general and administrative expenses..................             843,000             882,000
                                                                          ----------         -----------

Income (Loss) from Operations...................................             393,000            (223,000)

 Net interest (income) expense..................................            (108,000)            319,000
                                                                          ----------         -----------

Income (Loss) before Income Tax Provision.......................             501,000            (542,000)

 Income tax provision (benefit).................................             201,000            (215,000)
                                                                          ----------         -----------

Net Income (Loss)...............................................          $  300,000         $  (327,000)
                                                                          ==========         ===========

Basic Income (Loss) Per Share...................................          $      .05         $      (.03)
                                                                          ==========         ===========

Diluted Income (Loss) Per Share.................................          $      .04         $      (.03)
                                                                          ==========         ===========

Basic Weighted Average Number of Shares Outstanding.............           6,346,000          10,695,000

Diluted Weighted Average Number of Shares Outstanding...........           6,747,000          10,808,000

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the Three Months Ended March 31
                                  (Unaudited)


                                                                  2000                1999
                                                               -----------          ----------
Cash Flows from Operating Activities
   Net income (loss)...................................        $   300,000          $ (327,000)
   (Income) loss from equity method investments........           (329,000)            329,000
   Deferred tax (benefit) expense......................                ---            (222,000)
   Depreciation and amortization.......................            127,000             135,000
   Allowance for doubtful accounts.....................             (7,000)            (49,000)
   Changes in assets:
       Receivables and other...........................            637,000             312,000
   Changes in liabilities:
       Current liabilities.............................           (851,000)            130,000
       Income taxes payable............................         (3,501,000)                ---
       Long-term accrued liabilities...................            (92,000)           (198,000)
                                                               -----------          ----------

   Net cash flows from operating activities............         (3,716,000)            110,000
                                                               -----------          ----------

Cash Flows from Investing Activities
   Minority interest and other liabilities.............            416,000             393,000
   Note receivable collections.........................             27,000              25,000
   Investment in Fontana Union Water Co................           (654,000)                ---
   Capital expenditures................................         (1,150,000)           (692,000)
   Environmental remediation expenditures..............           (249,000)           (577,000)
                                                               -----------          ----------

   Net cash flows from investing activities............         (1,610,000)           (851,000)
                                                               -----------          ----------

Cash Flows from Financing Activities
   Issuance of common stock............................            455,000             128,000
                                                               -----------          ----------

   Net cash flows from financing activities............            455,000             128,000
                                                               -----------          ----------

Net Changes in Cash and Cash Equivalents...............         (4,871,000)           (613,000)

Cash and Cash Equivalents at Beginning of Year.........         14,686,000           3,409,000
                                                               -----------          ----------

Cash and Cash Equivalents at End of Quarter............        $ 9,815,000          $2,796,000
                                                               ===========          ==========



The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   for the Three Months Ended March 31, 2000
                                  (Unaudited)


                                                   Common Stock              Capital In
                                        ---------------------------------    Excess of          Retained
                                              Shares           Amount         Par Value         Earnings            Total
                                        ---------------------------------------------------------------------------------------
Balance at December 31, 1999                 6,316,853       $ 189,000     $ 48,745,000      $ 11,956,000        $ 60,890,000

   Issuance of shares of
       Common stock.............                47,100           2,000          453,000               ---             455,000

   Net Income...................                   ---             ---              ---           300,000             300,000
                                             ---------       ---------     ------------      ------------        ------------

Balance at March 31, 2000                    6,363,953       $ 191,000     $ 49,198,000      $ 12,256,000        $ 61,645,000
                                             =========       =========     ============      ============        ============



The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.   BASIS OF PRESENTATION

     The unaudited, consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at March 31, 2000, and results of operations and cash flows for the three month periods ended March 31, 2000 and 1999.


Note 2.   CUCAMONGA LEASE

     The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases most of its 53.71% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. In 1996, the Company instituted litigation against Cucamonga due to a dispute concerning the amount payable to the Company pursuant to the terms of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995, or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March 1998. The Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to negotiate in good faith a new substitute MWD rate. To date, the parties have been unable to negotiate a substitute Lease Rate; consequently, the matter has been submitted to a reference process, which is a private trial much like arbitration. The reference proceeding commenced during the week of February 28, 2000. After the conclusion of all the testimony in the proceeding, the court asked for further briefing and scheduled a final oral argument which is currently scheduled for May 15, 2000. A decision from the judge is expected within 60 days thereafter. Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of March 31, 2000 is approximately $2,735,000.

Note 3.   SUPPLEMENTAL CASH FLOW INFORMATION

     During the three months ended March 31, 1999, the Company issued $61,000 of common stock for the payment of bonuses. The Company has not issued any common stock for the payment of bonuses during 2000.

                     KAISER VENTURES INC. AND SUBSIDIARIES



Note 4.  COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

     The Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $15.8 million and $26.2 million, depending upon which approved remediation alternatives are eventually selected.

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


                                    PART II


Item 1.   LEGAL PROCEEDINGS

     As discussed in the Company's Form 10-K Report for 1999, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding in the first quarter of 2000 except as noted below:

     Eagle Mountain Landfill Project Litigation. In January 2000, the second of two lawsuits was filed challenging the validity of the completed land exchange between the U.S. Bureau of Land Management and the Company. National Parks and Conservation Association v. Bureau of Land Management, et al. (United States District Court for the Central District of California, Riverside Division, Case No. EDCV-00-0041 VAX (JWJx)). It is anticipated that this case will be consolidated with the case filed in December 1999. The same general opponents that lost the appeal before the IBLA have brought these

                     KAISER VENTURES INC. AND SUBSIDIARIES



latest legal challenges. In sum, plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. The Company believes the challenges are without merit.

     For additional information on the Landfill Project litigation, see "Introduction - Business Update - Waste Management - Eagle Mountain" of this 10-Q Report, as well as the Company's 1999 10-K Report.

     Cucamonga Litigation. In 1996, the Company initiated legal action against Cucamonga as a result of dispute over the amount owed to the Company under the terms of its lease of Fontana Union Water stock to Cucamonga. Since the parties were unable to negotiate a new substitute rate, the Cucamonga Lease requires that the matter be resolved in a reference proceeding. A reference proceeding is in effect a private trial. During the week of February 28, 2000, all the testimony in the reference proceeding was presented. The judge requested further briefing and a final oral argument which is currently scheduled for May 15, 2000. The decision in the matter is anticipated within approximately 60 days following the closing argument. For more additional information, please see "Introduction - Business Update - Investment in Fontana Union Water Company."

     Willow Creek Shareholder Litigation. In December 1999, the Company was served with a complaint challenging and seeking damages in connection with a transaction completed on November 22, 1999, pursuant to which the Company purchased a substantial portion of its common stock from The New Kaiser Voluntary Employees' Beneficiary Association ("VEBA") and the Pension Benefit Guaranty Corporation ("PBGC"). Willow Creek Capital Partners, L.P. a Delaware limited partnership; and Willow Creek Offshore, v. Kaiser Ventures Inc. et al. (United States District Court, Northern District of California, Case No. C99 5188 SBA). A shareholder of the Company initiated the litigation, but the matter was not a class action lawsuit. On March 9, 2000, this federal lawsuit was voluntarily dismissed, without prejudice, by the plaintiffs. It is the Company's understanding that the plaintiffs intend to file a new lawsuit in California State Court, although, to the Company's knowledge, no new lawsuit has been filed as of the date of this 10-Q Report.

Item 2.   CHANGES IN SECURITIES

          None.


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          On May 10, 2000, the Company held its annual meeting of stockholders. The only actions taken by the stockholders were a vote on the election of seven directors for the Company for the ensuing year and on the Company's 2000 Stock Plan. The stockholders re-elected the current seven members of the Board of Directors. The vote on each nominee to the Board was as follows:

                     KAISER VENTURES INC. AND SUBSIDIARIES


          ----------------------------------------------------------------
          Election to the Board of                              Votes
             Directors Votes for            Votes For          Withheld
          ----------------------------------------------------------------
          ----------------------------------------------------------------
           Ronald E. Bitonti                4,090,567           917,249
          ----------------------------------------------------------------
           Todd G. Cole                     4,091,121           916,695
          ----------------------------------------------------------------
           Gerald A. Fawcett                3,933,148         1,074,668
          ----------------------------------------------------------------
           Reynold C. MacDonald             4,087,653           920,163
          ----------------------------------------------------------------
           Charles E. Packard               4,091,453           916,363
          ----------------------------------------------------------------
           Richard E. Stoddard              4,091,553           916,263
          ----------------------------------------------------------------
           Marshall F. Wallach              4,115,393           892,423
          ----------------------------------------------------------------

     While the Company's 2000 Stock Plan was approved by a majority of the shareholders specifically voting on the Plan, it was not approved by the required vote of a majority of the shares represented in person and by proxy at the meeting. Accordingly, the 2000 Stock Plan failed to be approved by less than 60,000 votes. The vote on the 2000 Stock Plan was as follows:

     ---------------------------------------------------------------------------
     Votes For         Votes Against       Abstained/1/      Broker Non-Votes/1/
     ---------------------------------------------------------------------------
     2,445,038           1,083,769          409,578              1,069,431
     ---------------------------------------------------------------------------


/1/ Abstentions and broker "non-votes" (i.e., shares held by a broker or nominee as to which instructions have not been received from the beneficial owners or persons entitled to vote as to a particular proposal) are counted as shares that are present and entitled to vote for purposes of determining the presence of a quorum. Abstentions and broker "non-votes" have the same effect as votes against the proposal.

Item 5.   OTHER INFORMATION

          A.  See the "Introduction" section of this Form 10-Q Report.

          B. Assuming that the Mill Site Property sale transaction to Ontario Ventures I, LLC (or any other party) closes on its current or substantially similar terms, the Company intends to provide for a distribution of cash to all shareholders of a per share amount at least equal to the per share contingent real estate payment to be made to the New Kaiser Voluntary Employees' Beneficiary Association and the Pension Benefit Guaranty Corporation in connection with the Company's purchase of a substantial amount of their shares in the Company in November 1999. Based upon the current terms of the proposed transaction with Ontario Ventures I, LLC, this could be up to $1.10 per share. The closing of the Mill Site Property sale transaction will also initiate the process by the Company's Board of Directors of designing the overall corporate strategy to best allow shareholders to realize maximum after tax value from the Company's projects.

                     KAISER VENTURES INC. AND SUBSIDIARIES



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.  Exhibits
              --------

              Exhibit 10.1 - Tenth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and Ontario Ventures I, LLC dated April 20, 2000.

              Exhibit 27 - Financial Data Schedule for first quarter 10-Q.

          B.  Reports on Form 8-K.
              --------------------

              None.



               (Remainder of this Page Intentionally Left Blank)

                     KAISER VENTURES INC. AND SUBSIDIARIES



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KAISER VENTURES INC.



Dated:  May 11, 2000          /s/ James F. Verhey
                              -------------------
                              James F. Verhey
                              Principal Financial Officer