Form 10-Q
period 2000-06-30
KAISER VENTURES INC
filed 2000-08-18
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended June 30, 2000        Commission File Number 0-18858



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

                                Yes    X    No
                                      ---

On August 10, 2000, the Company had 6,399,020 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q

                                                                                                       PAGE
PART I
     FORWARD-LOOKING STATEMENTS....................................................................     1

INTRODUCTION

     BUSINESS UPDATE...............................................................................     2


     Item 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..................................................     7

     Item 2.  FINANCIAL STATEMENTS.................................................................    15

              CONSOLIDATED BALANCE SHEETS..........................................................    16

              CONSOLIDATED STATEMENTS OF OPERATIONS................................................    18

              CONSOLIDATED STATEMENTS OF CASH FLOWS................................................    19

              CONSOLIDATED STATEMENT OF CHANGES IN
              STOCKHOLDERS' EQUITY.................................................................    20

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................    21

PART II

     Item 1.  LEGAL PROCEEDINGS....................................................................    24

     Item 2.  CHANGES IN SECURITIES................................................................    25

     Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................................    25

     Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS....................................    25

     Item 5.  OTHER INFORMATION....................................................................    25

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................    25

SIGNATURES.........................................................................................    27

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

     The reader is encouraged to read this Form 10-Q Report in conjunction with the Company's 10-K Report for the period ended December 31, 1999 and 10-Q Report for the period ended March 31, 2000 since the information contained herein is often an update of the information in such reports.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                    PART 1

                           FORWARD-LOOKING STATEMENTS

     Except for the historical statements and discussions contained herein, statements contained in this 10-Q Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any press release, 10-K, Annual Report to Stockholders, 10-Q or 8-K Report of the Company or the Company's website, may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. Forward-looking statements include, without limitation, any statement that forecasts, indicate, anticipate or imply future results, performance, events or achievements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words "anticipate," "believe," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. For example, actual results could materially differ from those projected as a result of factors such as, but not limited to, general economic conditions in the United States and Southern California; the impact of federal, state, and local laws and regulations on the Company's development activities; the failure of the bankruptcy discharge granted to the Company to address claims and litigation that relate to the pre-bankruptcy activities of Kaiser Steel Corporation; the failure, in whole or in part of the Company's business plans to, develop, sell or otherwise deal with any major asset of the Company; the failure for any reason of CCG Ontario, LLC to honor the terms of its agreements with the Company in connection with the recently completed sale of the Mill Site real estate to CCG Ontario, LLC, including its assumption of liability and responsibility for certain environmental obligations and duties associated with the Mill Site; the success of any material litigation involving the Company and its projects such as legal challenges to the completed federal land exchange for the proposed Eagle Mountain landfill project; and/or the risks and contingencies associated with the planned sale of the Eagle Mountain project to the Los Angeles Sanitation District. The risks included herein are not exhaustive. Other sections of this 10-Q Report include additional factors that could adversely impact the Company and its projects. Readers are cautioned not to put undue reliance on forward-looking statements as a prediction of future actual results. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                            ADDITIONAL INFORMATION

     A reader of this 10-Q Report is strongly encouraged to read the entire report, together with the Company's 1999 10-K Report and 10-Q Report for the period ended March 31, 2000, for background information and a complete understanding as to material developments concerning the Company.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                  INTRODUCTION

BUSINESS UPDATE

General

     Kaiser Ventures Inc. ("Kaiser" or the "Company", including its wholly-owned subsidiaries unless otherwise provided herein) is an asset development company pursuing project opportunities and investments in water resources, property redevelopment and solid waste management. The Company's current emphasis is on its remaining principal assets: (i) a 53.71% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) an 80% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iii) the 9,144 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 1,100 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project; and (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company. On August 16, 2000, the Company completed the sale of approximately 588 acres (gross) of the former Kaiser Steel Corporation ("KSC") mill site property (the "Mill Site Property") to CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company. Except for approximately 5 acres constituting what is known as the Tar Pits Parcel, the balance of the Mill Site Property owned by the Company of approximately 37 acres (gross) is currently under contract to be sold to The California Speedway Corporation. (See "BUSINESS UPDATE - The Mill Site Property" below). On August 9, 2000, Mine Reclamation, LLC, a subsidiary of MRC, entered into an agreement to sell the Landfill Project to the County Sanitation District No. 2 of Los Angeles County (the "District"). (See "BUSINESS UPDATE - Waste Management - Eagle Mountain Landfill Project" below).

Investment in Fontana Union Water Company

     The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., currently owns approximately 53.71% of the capital stock of Fontana Union, a mutual water company. In the first quarter of 2000, the Company purchased additional shares in Fontana Union which increased its ownership interest from 50.88% to 53.71%. The original 50.88% ownership interest in Fontana Union is leased to Cucamonga pursuant to a 102-year take-or-pay lease expiring in 2092 (the "Cucamonga Lease"). The newly purchased shares are not leased to Cucamonga under the terms of the Cucamonga Lease. Currently, the Company's pro rata interest in unclaimed water raises its effective interest in Fontana Union to 56.11%. Under the terms of the Cucamonga Lease, Cucamonga's payments to the Company are based upon established fixed quantities of water for most of the applicable sources, multiplied by a fixed percentage of a water rate from the Metropolitan Water District of Southern California ("MWD") as available through the Chino Basin Municipal Water District as it may change from time-to-time (the "Lease Rate").

     As a result of changed rates and a new rate structure implemented by MWD as of July 1, 1995, the Company and Cucamonga became involved in a rate dispute under the terms of the Cucamonga Lease. After a trial held in March 1998, the San Bernardino County Superior Court concluded that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. The terms of the Cucamonga Lease require the parties to negotiate, in good faith, a new substitute rate; however, the parties were not able to negotiate a new substitute rate. As a result, the Superior Court ordered that, since the parties were at an impasse, the new substitute rate was to be resolved by a reference proceeding as required by the terms of the Cucamonga Lease. The reference proceeding commenced during the week of February 28, 2000. After the conclusion of all the testimony, the reference judge

                     KAISER VENTURES INC. AND SUBSIDIARIES

ordered the parties to each submit a final brief and held final oral argument on May 15, 2000. Subsequent to final oral argument, the parties decided to renew their efforts to settle the dispute. Accordingly, the judge in the reference proceeding will not issue her decision in the matter until such time as the parties' renewed settlement discussions terminate. The Company currently anticipates that settlement discussions will be concluded by no later than the end of the third quarter of 2000. The Company cannot predict if the current settlement discussions will result in a mutually acceptable resolution to the dispute. Similarly, if there is no settlement of the dispute, there can be no assurance that the Company will be successful in the reference proceeding with regard to this portion of the rate dispute litigation with Cucamonga.

     Further, MWD is in the process of evaluating and considering a major rate restructuring, with several alternatives being proposed. It is anticipated that MWD will discontinue its current rate system and adopt a new rate system in 2000. The Company cannot predict what impact the potential new MWD rate restructuring process may have on the Company's rate dispute and settlement discussions with Cucamonga.

     In the second quarter of 2000, the Company entered into an agreement with San Bernardino County settling water quality and quantity concerns associated with the County's Mid-Valley Sanitary Landfill and its proposed expansion. To date, neither the water quality nor water quantity issues have impacted the payments received by the Company pursuant to the Cucamonga Lease. As a part of the settlement, San Bernardino agreed that it was responsible for the known contamination of the ground water and agreed to indemnify the Company from any losses the Company may have as a result of such contamination. The County has paid the costs necessary to construct facilities to remediate the ground water. In addition, San Bernardino County agreed that, so long as there are water wells operating to remediate the ground water contamination, it would pay a substantial percentage of any economic losses under the Cucamonga Lease that the Company may incur in the Colton-Rialto Groundwater Basin as a result of a drop in the water level in the basin. The County is obligated to make such payments even if such drop in water level cannot be directly traced to the operation of such wells.

The Mill Site Property

     Sale of the Mill Site Property. As of August 16, 2000, the Company sold approximately 588 acres of the Mill Site Property to CCG Ontario, LLC ("CCG") for $16 million plus the assumption of substantially all the Company's environmental duties and liabilities associated with the property sold and certain environmental duties and obligations associated with properties previously sold, such as the NAPA Lots. The sale included the proposed Kaiser Commerce Center with its truck stop project and the East Slag Pile Property, as well as ancillary items such as the water rights associated with the property. CCG is a subsidiary of Catellus Development Corporation, a New York Stock Exchange company.

     As part of the transaction, CCG provided environmental insurance coverage and other financial assurance mechanisms related to the Company's known and unknown environmental obligations and risks related to the former mill site. In addition, with CCG entering into a new Consent Order with the California Department of Toxic Substances Control ("DTSC"), the Company's Consent Order with the DTSC was terminated and the financial assurances that the Company had provided the DTSC to assure investigation and remediation of the Mill Site Property were released. A guaranty was provided by Catellus Development Corporation to the DTSC to assure CCG's performance of its investigation, remediation and associated operations and maintenance obligations under CCG's Consent Order with the DTSC. The foregoing description of the transaction and its terms is qualified in its entirety by the Purchase and Sale Agreement and Joint Escrow Instructions between the Company and CCG, and the amendments thereto, which are attached as exhibits to this 10-Q Report.

                     KAISER VENTURES INC. AND SUBSIDIARIES

     By way of background, in October 1999, the Company and its wholly owned subsidiary, Kaiser Steel Land Development, Inc., entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the "Purchase Agreement") with Ontario Partners I, LLC pursuant to which the Company agreed to sell approximately 588 acres of its remaining Mill Site Property. After substantial due diligence and work on the part of Ontario Partners I, LLC, moving toward an anticipated closing on the transaction, Ontario Partners I and its members became embroiled in a dispute and ultimately litigation with a third party over Ontario Partners I's plans to purchase the property from the Company. Ontario Partners I ultimately terminated its agreement with the Company to purchase the property. In the meantime, the Company was able to negotiate and enter into a new agreement with CCG for the sale of the property, which sale was ultimately consummated as described above.

     Rancho Cucamonga Parcel. Effective August 10, 2000, the Company entered into an agreement to sell 37 acres of the Mill Site Property, known as the Rancho Cucamonga parcel, to The California Speedway Corporation ("TCSC"). The sales price is $3.8 million, or approximately $2.65 per square foot on a net acreage basis. The sale is subject to TCSC's due diligence and the satisfaction of numerous contingencies. A closing on the transaction, if it occurs, is anticipated by the end of 2000.

     If the Rancho Cucamonga parcel is sold, the only remaining Mill Site Property owned by the Company will be the Tar Pits Parcel consisting of approximately 5 acres.

     Future Shareholder Distributions. With the sale of substantially all the Mill Site Property to CCG, the Company is required to make a payment to the New Kaiser Voluntary Employees' Beneficiary Association and to the Pension Benefit Guaranty Corporation in accordance with the terms of their respective Stock Purchase Agreement with the Company dated November 22, 1999. In addition, as a result of the sale to CCG, the Company intends to provide, in some form, a distribution of cash to shareholders. The Company's Board of Directors will consider this and other matters at its next regularly scheduled Board meeting in September 2000. For additional information, please see Part I. Item 1. "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Section 3. Business Outlook" and Item 5. "Other Information."

Waste Management

West Valley Materials Recovery Facility

     The Company, through a wholly-owned subsidiary, and Burrtec Waste Industries, Inc., also through a wholly-owned subsidiary, each own a fifty percent (50%) interest in West Valley MRF, LLC, a limited liability company that owns the West Valley MRF. Phase 1 of the West Valley MRF includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services. The West Valley MRF currently receives and processes up to approximately 2,000 tons per day of non-hazardous commercial and municipal solid waste. Waste is primarily received from jurisdictions in which Burrtec affiliated companies have hauling contracts and from the city of Ontario. However, with the closure of the Spadra regional landfill located in Pomona operated by the Los Angeles Sanitation District in April 2000, the West Valley MRF has begun to receive additional waste from the cities of Claremont, Chino, Chino Hills and Pomona.

     Given the level of demand for the services of the West Valley MRF, Burrtec and the Company decided in 1999 to expand the West Valley MRF. Construction of Phase 2 of the West Valley MRF is underway and is currently expected to be completed by the end of 2000. Phase 2 would expand the processing capacity of the West Valley MRF from approximately 2,000 tons per day to 3,500 tons per day. Phase 2 involves constructing an approximately 80,000 square foot addition to the existing

                     KAISER VENTURES INC. AND SUBSIDIARIES

facilities, the purchase and installation of certain related equipment, including rolling stock, and the rehabilitation and relocation of the certain existing equipment. The estimated cost of the expansion is currently approximately $9.5 million.

     Like Phase 1, much of the financing for Phase 2 has been obtained through the issuance and sale of California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (the "Bonds"). Bonds in the principal amount of $8,500,000 were sold in May 2000. This tax-exempt financing is secured by a pledge and lien on loan payments made by the West Valley MRF, LLC and funds that may be drawn on an irrevocable direct pay letter of credit issued by Union Bank of California. The interest rate on these tax exempt financings averaged 3.14% and 3.63%, respectively, for 1999 and for the first six months of 2000. Like the Phase 1 financing, the Company and Burrtec are each liable for 50% of the principal and interest on the Bonds in the event of their default. The balance of the necessary construction funds of approximately $1 million has been funded out of the cash West Valley MRF, LLC has on hand. During the second quarter, West Valley MRF also obtained a $2 million line of credit from Union Bank of California for the acquisition of truck trailers and other similar items (i.e., rolling stock) and to refinance existing rolling stock.

Eagle Mountain Landfill Project

     Background. In 1988, the Company entered into a 100-year lease agreement (the "MRC Lease") with MRC. MRC is seeking to develop the Company's former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. MRC became a subsidiary of the Company when the Company's subsidiary, Eagle Mountain Reclamation, Inc., acquired a 70% interest in MRC during the first quarter of 1995 in exchange for the elimination of the minimum monthly rent due the Company under the MRC Lease. As a result of a series of private placements and a contribution of property by the Company to MRC in the second quarter of 2000, as described in more detail below, the Company's interest in MRC is now approximately 80%. In December 1999, the Landfill Project received its last major permit necessary to construct and operate a rail haul landfill. The Landfill Project is permitted to receive a maximum of 20,000 tons per day of municipal solid waste for up to 88 years.

     Mine Reclamation, LLC. In the second quarter, the Company acquired all of MRC's outstanding preferred stock for approximately $97,000. Additionally, the Company contributed all of its economic benefits in the MRC Lease, including the Company's right to receive royalty payments under the terms of the MRC Lease, to MRC, as well as an option to purchase the MRC leased property for one dollar ($1.00) in exchange for an additional common stock ownership interest in MRC. As a result of these transactions, the Company then owned more than 80% of common stock and 100% of the preferred stock of MRC. During June 2000, MRC formed Mine Reclamation, LLC, a California limited liability company, and then contributed all of it's assets and obligations to the new subsidiary.

     Sale of Landfill Project. Effective August 9, 2000, Mine Reclamation, LLC, a California limited liability company, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions ("Landfill Project Sale Agreement") with District. In summary, the Landfill Project the (which includes the Company's royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing anticipated to occur in the first quarter of 2001, but it could occur as early as the end of 2000. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary

                KAISER VENTURES INC. AND SUBSIDIARIES

consents to the transaction. The Company agreed to vote its interest in Mine Reclamation in favor of the sale of the Landfill Project to the District on its current terms.

     Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation over the completed federal land exchange. Interest will accrue on this portion of the purchase price commencing with the closing and will be paid out to Mine Reclamation, LLC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above or (2) the permitting of the District's Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

     The District will immediately commence its due diligence on the Landfill Project and will have the right to terminate the Landfill Purchase Agreement if it is not satisfied with the results of its due diligence.

     The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement attached as an exhibit to this 10-Q Report.

     The Company understands that the District has also agreed to purchase the competing proposed Mesquite Sanitary Landfill located in Imperial County, California at a price and on terms that are substantially equivalent to the terms contained in Mine Reclamation, LLC's Landfill Purchase Agreement.

     Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in Federal District Court located in Riverside County challenging the completed federal land exchange and requesting its reversal. To date, no immediate injunctive relief has been sought. These two lawsuits generally involve the same parties that were the plaintiffs in the unsuccessful state environmental impact report litigation and the unsuccessful appeals before the Interior Board of Land Appeals. A motion, briefing, and, if necessary, trial schedule has been established by the Federal District Court. A determination on summary judgment motions and any trial is currently scheduled for late May 2001.

     Risks. As is discussed in more detail in the Company's 1999 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Item 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Section 1:  Operating Results

General

     As discussed above, Kaiser Ventures Inc. ("Kaiser" or the "Company") is an asset development company pursuing project opportunities and investments in water resources, property redevelopment, and solid waste management.

Primary Revenue Sources

Ongoing Operations

     The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Water resources revenues represent payments under the lease of the Company's interest in Fontana Union to Cucamonga. Property redevelopment revenues primarily reflect revenues from long-term redevelopment activities at the Mill Site Property, including water and waste water treatment revenues; housing rental income, aggregate and rock sales, and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). Income from equity method investments reflect Kaiser's share of income related to those equity investments (i.e., PMI through March 31, 1999) and joint ventures (i.e., West Valley MRF) which the Company accounts for under the equity method.

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

Summary of Revenue Sources

     Due to the developmental nature of certain Company projects and the Company's recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues are not meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in each component of its revenue sources as well as the recent developments regarding its long-term ongoing and interim revenue sources. See "Part I, Item 1. - Business" for a discussion of recent material events affecting the Company's revenue sources.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2000 and 1999

     An analysis of the significant components of the Company's resource revenues for the quarters ended June 30, 2000 and 1999 follows:

                                                                              2000               1999         % Inc. (Dec)
                                                                              ----               ----         ------------
        Ongoing Operations
          Water resource..............................................     $ 1,155,000       $ 1,179,000                (2%)
          Property redevelopment......................................         374,000           370,000                 1%
          Income from equity method investment in the West Valley              479,000           212,000               126%
           MRF, LLC...................................................     -----------       -----------      ------------

            Total ongoing operations..................................       2,008,000         1,761,000                14%
                                                                            ----------        ----------      ------------
         Interim Activities
            Lease, service and other..................................          99,000           104,000                (5%)
                                                                            ----------        ----------      ------------

              Total resource revenues.................................      $2,107,000       $ 1,865,000                13%
                                                                            ==========        ==========      ============

        Revenues as a Percentage of Total Resource Revenues:
            Ongoing operations........................................             95%               94%
            Interim activities........................................              5%                6%
                                                                            ----------        ----------

             Total resource revenues..................................            100%              100%
                                                                            ==========        ==========

     Resource Revenues. Total resource revenues for the second quarter of 2000 were $2,107,000, compared to $1,865,000 for 1999. Revenues from ongoing operations increased 14% for the quarter to $2,008,000 from $1,761,000 in 1999, while revenues from interim activities decreased 5% to $99,000 from $104,000 in 1999. Revenues from ongoing operations as a percentage of total revenues increased to 95% in 2000 from 94% in 1999.

     Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,155,000 during the second quarter of 2000 compared to $1,179,000 for 1999. The 2% decrease in water revenues for the quarter reflects an increase in the number of Fontana Union shareholders taking water, which reduced the Company's effective interest in Fontana Union from 57.37% at June 30, 1999 to 56.11% at June 30, 2000.

     Property redevelopment revenues were $374,000 for 2000 compared to $370,000 for 1999. The 1% increase from 1999 is primarily the result of a 3% increase in sewer treatment plant revenues ($2,000).

     Income from equity method investments was $479,000 for 2000 compared to $212,000 for 1999. The 126% increase from 1999 is solely due to the improved operational performance of the WVMRF.

     Interim Activities. Revenues from interim activities for the second quarter of 2000 were $99,000 compared to $104,000 for 1999. The 5% decrease in revenues from interim activities in 2000 is primarily attributable to a reduction in tenant rental and service revenue at the Mill Site ($41,000) being partially offset by an increase in sale of metallics at the Mill Site ($34,000).

     Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the second quarter of 2000 decreased to $577,000

                     KAISER VENTURES INC. AND SUBSIDIARIES

from $701,000 in 1999. Operations and maintenance costs for 2000 were $222,000 compared to $214,000 for 1999. The 4% increase in 2000 operations and maintenance costs was primarily due to higher maintenance and supplies costs for buildings and equipment at Eagle Mountain ($8,000). Administrative support expenses for the second quarter of 2000 decreased 27% to $355,000 from $487,000 for 1999. This decrease was primarily due to decrease in salaries and benefits, operating, and legal expenses at the Mill Site due to the termination of most interim activities during the second quarter of 1999.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter of 2000 decreased 9% to $785,000 from $860,000 for 1999. The decrease is primarily due to lower salaries and benefits ($56,000) and lower professional and consulting expenses ($19,000).

     Net Interest Income (Expense). Net interest income for the second quarter of 2000 was $48,000 compared to net interest expense of $334,000 in 1999. The change was due primarily to: (a) a decrease in interest expense ($289,000) associated with a reduction in long term debt which was fully paid-off in December 1999; (b) an increase in interest income ($59,000) due to higher cash and investment balances; and (c) a decrease in loan fee amortization expense ($33,000).

     Pre-Tax Loss and Income Tax Provision. The Company recorded income before income tax provision of $793,000 for the second quarter of 2000, versus a loss of $30,000 recorded in 1999. An income tax provision of $317,000 was recorded in the second quarter of 2000 compared with a $4,000 tax benefit in 1999, based on taxable income or loss for the respective periods.

     Net Income (Loss). For second quarter of 2000, the Company reported a net income of $476,000, or $.07 per share, versus a net loss of $26,000, or $.00 per share, reported for 1999.

Analysis of Results for the Six Months Ended June 30, 2000 and 1999

     An analysis of the significant components of the Company's resource revenues for the six months ended June 30, 2000 and 1999 follows:

                                                                           2000             1999           % Inc. (Dec)
                                                                           ----             ----           ------------
        Ongoing Operations
         Water resource..............................................  $  2,310,000      $  2,359,000                (2%)
         Property redevelopment......................................       760,000           726,000                 5%
         Income (loss) from equity method investment.................
           Penske Motorsports Inc....................................           ---          (329,000)              N/A
           West Valley MRF, LLC......................................       808,000           212,000               281%
                                                                       ------------      ------------      ------------

             Total ongoing operations................................     3,878,000         2,968,000                31%
                                                                       ------------      ------------      ------------

         Interim Activities
           Lease, service and other..................................       187,000           171,000                 9%
                                                                       ------------      ------------      ------------
              Total resource revenues................................   $ 4,065,000      $  3,139,000                30%
                                                                       ============      ============      ============

        Revenues as a Percentage of Total Resource Revenues:
           Ongoing operations........................................            95%               95%
           Interim activities........................................             5%                5%
                                                                       ------------      ------------

              Total resource revenues................................           100%              100%
                                                                       ============      ============

     Resource Revenues. Total resource revenues for the first six months of 2000 were $4,065,000, compared to $3,139,000 for 1999. Revenues from ongoing operations increased 31% for the six months to $3,878,000 from $2,968,000 in 1999, while revenues from interim activities increased 9% to $187,000 from $171,000 in 1999. Revenues from ongoing operations as a percentage of total revenues was 95% for both 2000 and 1999.

     Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $2,310,000 during the first six months of 2000 compared to $2,359,000 for 1999. The 2% decrease in water revenues during the six months reflects an increase in the number of Fontana Union shareholders taking water, which reduced the Company's effective interest in Fontana Union from 57.37% at June 30, 1999 to 56.11% at June 30, 2000.

     Property redevelopment revenues were $760,000 for 2000 compared to $726,000 for 1999. The 5% increase from 1999 is primarily the result of a 16% increase in iron ore royalty revenues ($20,000) and a 3% increase in sewer treatment plant revenues ($5,000).

     Income (loss) from equity method investments increased by $925,000 due to equity income from the WVMRF of $808,000 recorded for the first six months of 2000 compared to an equity loss of $329,000 from PMI being partially offset by equity income from the WVMRF of $212,000 during the first six months of 1999.

     Interim Activities. Revenues from interim activities for the first six months of 2000 were $187,000 compared to $171,000 for 1999. The 9% increase in revenues from interim activities in 2000 is primarily attributable to an increase in sale of metallics at the Mill Site ($64,000) and the sale of miscellaneous assets located at Eagle Mountain ($10,000) being mostly offset by a reduction in tenant rental and service revenue at the Mill Site ($55,000).

     Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue sources. Total resource operating costs for the first six months of 2000 decreased to $1,299,000 from $1,316,000 in 1999. Operations and maintenance costs for the six months of 2000 and 1999 were level at $432,000. Administrative support expenses for the first six months of 2000 decreased 2% to $867,000 from $884,000 for 1999. This decrease was primarily due to an decrease in expenses related to layoffs that occurred in 1999 ($10,000) and small decreases in professional and service costs ($6,000).

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first six months of 2000 decreased 7% to $1,628,000 from $1,742,000 for 1999. The decrease is primarily due to lower payroll and related expenses ($56,000) and lower professional and outside consulting expenses ($55,000).

     Net Interest Income (Expense). Net interest income for the first six months of 2000 was $156,000 compared to net interest expense of $654,000 in 1999. The change was due primarily to: (a) a decrease in interest expense ($560,000) associated with long term debt which was fully paid-off in December 1999; (b) an increase in interest income ($182,000) due to higher cash and investment balances; and (c) a decrease in loan fee amortization expense ($66,000).

     Pre-Tax Loss and Income Tax Provision. The Company recorded income before income tax provision of $1,294,000 for the first six months of 2000, versus a loss of $573,000 recorded in 1999. An income tax provision of $518,000 was recorded in the first six months of 2000 compared with a $219,000 tax benefit in 1999, based on taxable income or loss for the respective periods.

     Net Income (Loss). For the first six months of 2000, the Company reported a net income of $776,000, or $.12 per share, versus a net loss of $354,000, or $.03 per share, reported for 1999.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                        Section 2:  Financial Position

  Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $5,091,000 to $9,595,000 at June 30, 2000 from $14,686,000 at December 31, 1999. Included in cash and cash equivalents is $4,266,000 and $3,474,000 held solely for the benefit of MRC at June 30, 2000 and December 31, 1999, respectively. The decrease in cash and cash equivalents is primarily due to: (a) the payment of $3,640,000 for 1999 income taxes; (b) $1,974,000 in capital expenditures; (c) $654,000 for the purchase of 424 additional shares of Fontana Union Water Company stock; and (d) payment of $496,000 in environmental remediation costs. These decreases were partially offset by: (a) equity funding from the MRC minority partners of $558,000; (b) the issuance of common stock relating to the exercise of stock options of $559,000; and (c) a $500,000 cash distribution from the WVMRF.

  Working Capital. During the first six months of 2000, current assets decreased $5,409,000 to $11,647,000 while current liabilities decreased $4,335,000 to $7,551,000. The decrease in current assets resulted primarily from the $5,091,000 decrease in cash and cash equivalents, most of which was used to pay income taxes, and a $318,000 decline in net accounts receivable. The decrease in current liabilities resulted primarily from the payment of income taxes and decreases in liabilities associated with the permitting of the Eagle Mountain landfill and environmental remediation at the Mill Site. Included in current liabilities as of June 30, 2000 is $579,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first six months of 2000 by $1,074,000 to $4,096,000 at June 30, 2000.

  Real Estate. Real Estate increased $234,000 during the first six months of 2000 due to continuing redevelopment of the Mill Site properties.

  Investments. There was a $308,000 increase in the Company's investment in the WVMRF during the first six months of 2000 due to the Company's recording of its equity share of income during the period ($808,000) reduced by a cash distribution of $500,000. The $504,000 increase in the Company's investment in Fontana Union Water Company ("FUWC") is due to the purchase of 424 shares of FUWC stock from Western Water Company during the six months. The purchase price of these 424 shares was $654,000 in cash, partially reduced by the elimination of a commission liability of $150,000 due to Western Water Company. This purchase raised the Company's equity ownership in FUWC from 50.88% to 53.77%.

  Other Assets. The increase in other assets ($1,311,000) is primarily related to: (a) capitalized landfill permitting and development costs incurred by MRC ($1,511,000) and minor capital improvements ($86,000). These increases were partially offset by an increase in accumulated depreciation as of June 30, 2000 ($220,000), and quarterly principal collections on notes receivable ($53,000).

  Environmental Remediation. As of June 30, 2000, the Company estimated, based upon current information, that its future remediation and other environmental costs for the balance of its land and related matters, including groundwater and other possible third party claims, would be between approximately $15.6 million and $26.0 million, depending both upon the ultimate extent of the environmental remediation and clean-up effort involved and which approved remediation alternatives are eventually selected. However, as discussed below, substantially all of these environmental liabilities were assumed by the Buyer with its purchase of 588 acres of the Mill Site Property.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  As of June 30, 2000, the total short-term and long-term environmental liabilities including remediation reflected on the Company's balance sheet were approximately $26.0 million, the high end of the probable range of future remediation and other environmental costs, which declined from the $26.4 million as of December 31, 1999. The decrease is a result of approximately $402,000 in remediation and other environmental costs incurred in the first six months of 2000 on the Mill Site property.

  During the second quarter, while there were ongoing environmental investigations being conducted on the Mill Site Property and management believed it was in a position to estimate with some reasonable certainty future investigation and remediation costs, there can be no assurance that the actual amount of environmental remediation expenditures to be incurred will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified. However, under the terms of the sale of 588 acres of the Mill Site Property completed on August 16, 2000, as discussed elsewhere in this report, substantially all environmental duties and obligations associated with the Mill Site Property and certain environmental duties and obligations associated with properties previously sold, with limited exceptions, were assumed by the buyer of the property and there will be an appropriate balance sheet reduction.

  Long-term Liabilities. The $610,000 decrease in other long-term liabilities is primarily due to the reduction of the environmental remediation liability as a result of $402,000 in environmental remediation undertaken during the first six months of 2000 and a decrease of $209,000 in other long term liabilities.

  Minority Interest and Other Liabilities. As of June 30, 2000, the Company has recorded $5,330,000 of minority interest relating to the approximately 20% ownership interest in MRC the Company does not own.

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

  In regard to the lease with Cucamonga, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (now called Inland Empire Utilities Agency (the "Lease Rate") upon which the lease payments are currently calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for

                     KAISER VENTURES INC. AND SUBSIDIARIES

funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of around 8% per year during the past 25 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at less than 5.0% per year for the next 2-4 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs, and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate.

  After a trial held in March 1998, the San Bernardino County Superior Court concluded that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. The terms of the Cucamonga Lease require the parties to negotiate, in good faith, a new substitute rate; however, the parties were not able to negotiate a new substitute rate. As a result, the Superior Court ordered that, since the parties were at an impasse, the new substitute rate was to be resolved by a reference proceeding as required by the terms of the Cucamonga Lease. The reference proceeding commenced during the week of February 28, 2000. After the conclusion of all the testimony, the reference judge ordered the parties to each submit a final brief and held final oral argument on May 15, 2000. Subsequent to final oral argument, the parties decided to renew their efforts to settle the dispute. Accordingly, the judge in the reference proceeding will not issue her decision in the matter until such time as the parties' renewed settlement discussions terminate. The Company currently anticipates that settlement discussions will be concluded by no later than the end of the third quarter of 2000. The Company cannot predict if the current settlement discussions will result in a mutually acceptable resolution to the dispute. Similarly, if there is no settlement of the dispute, there can be no assurance that the Company will be successful in the reference proceeding with regard to this portion of the rate dispute litigation with Cucamonga.

  Further, MWD is in the process of evaluating and considering a major rate restructuring, with several alternatives being proposed. It is anticipated that MWD will discontinue its current rate system and adopt a new rate system in 2000. The Company cannot predict what impact the potential new MWD rate restructuring process may have on the Company's rate dispute and settlement discussions with Cucamonga.

  In addition, the Company purchased, in March 2000, an additional 424 shares of Fontana Union from Western Water Company for approximately $504,000. This purchase raised the Company's equity ownership in FUWC from 50.88% to 53.77%. The price per share reflects a substantial minority discount and also reflects the resolution of a legal dispute between the seller of the shares and the Company. The purchase of these additional shares, which are not covered by the take-or-pay lease with Cucamonga, will assist in protecting the Company's effective interest in Fontana Union, which is utilized in calculating the revenue under the take-or-pay lease with Cucamonga.

  In regard to the WVMRF, the most significant factor affecting the Company's future equity income from the WVMRF is the expansion of the facility's capacity from 2,000 to 3,500 tons per day. This expansion, which will cost approximately $9.5 million and is anticipated to be completed by the end of 2000, will increase the processing facility by an additional 80,000 square feet and will provide for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on the ability of the WVMRF to attract new customers and waste volumes from the closure of local landfills such as the Spadra Landfill, which closed in April 2000, and on the future construction of any competing facilities.

  Sale of Eagle Mountain Landfill Project. Effective August 9, 2000, Mine Reclamation, LLC, a California limited liability company, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project

                     KAISER VENTURES INC. AND SUBSIDIARIES

and Joint Escrow Instructions ("Landfill Project Sale Agreement") with County Sanitation District No. 2 of Los Angeles County (the "District"). In summary, the Landfill Project (which includes the Company's royalty payments under the MRC Lease) is being sold for $41 million with an initial closing anticipated to occur in the first quarter of 2001, but it could occur as early as the end of 2000. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in Mine Reclamation in favor of the sale of the Landfill Project to the District on its current terms.

  Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation over the completed federal land exchange. Interest will accrue on this portion of the purchase price commencing with the closing and interest will be paid out to Mine Reclamation, LLC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (i) the release of the $39 million as described above, or (2) the permitting of the District's Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

  The District will immediately commence its due diligence on the Landfill Project and will have the right to terminate the Landfill Purchase Agreement if it is not satisfied with the results of its due diligence.

  Sale of the Mill Site Property. As of August 16, 2000, the Company sold approximately 588 acres of the Mill Site Property to CCG Ontario, LLC ("CCG") for $16 million plus the assumption of substantially all the Company's environmental duties and liabilities associated with the property sold and certain environmental duties and obligations associated with properties previously sold, such as the NAPA Lots. CCG is a subsidiary of Catellus Development Corporation, a New York Stock Exchange company.

  As part of the transaction, CCG provided environmental insurance coverage and other financial assurance mechanisms related to the Company's known and unknown environmental obligations and risks regarding the property sold. In addition, with CCG entering into a new Consent Order with the California Department of Toxic Substances Control ("DTSC"), the Company's Consent Order with the DTSC was terminated and the financial assurances that the Company had provided the DTSC to assure investigation and remediation of the Mill Site Property were released. A guaranty was provided by Catellus Development Corporation to the DTSC to assure CCG's performance of its investigation, remediation and associated operations and maintenance obligations under CCG's Consent Order with the DTSC.

  Effective August 10, 2000, the Company entered into an agreement to sell 37 acres of the Mill Site, known as the Rancho Cucamonga parcel, to The California Speedway Corporation ("TCSC"). The sales price is $3.8 million, or approximately $2.65 per square foot on a net acreage basis. The sale is subject to TCSC's due diligence and the satisfaction of numerous contingencies. A closing on the transaction, if it occurs, is anticipated by the end of 2000.

  Future Shareholder Distributions. With the sale of substantially all the Mill Site Property to CCG, the Company is required to make a payment to the New Kaiser Voluntary Employees' Beneficiary

                     KAISER VENTURES INC. AND SUBSIDIARIES

Association and to the Pension Benefit Guaranty Corporation in accordance with the terms of their respective Stock Purchase Agreement with the Company dated November 22, 1999. In addition, as a result of the sale to CCG, the Company intends to provide, in some form, a distribution of cash to shareholders. The Company's Board of Directors will consider this and other matters at its next regularly scheduled Board meeting in September 2000.

  Corporate Overhead. As the above transactions are completed, the Company intends to reduce its corporate staffing and overhead to reflect the reduced requirements of it remaining operations and projects.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; (b) amounts available under its $30,000,000 revolving-to-term credit facility (less any financial assurances required by the DTSC) will be sufficient to satisfy both the Company's near-term operating cash requirements and to enable the Company to continue to fund the development of its long-term projects and investments.

  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of NOLs, if any, has historically been reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at June 30, 2000, are estimated to be approximately $35 million for federal purposes. These federal NOLs expire in varying amounts over a period from year 2006 to 2013. In addition, the Company expects that the closing of the sale of MRC to the Los Angeles Sanitation District will result in a taxable loss in the range of $15- $20 million. Such a loss would increase the Company's federal NOLs by the amount of the loss and create a state NOL equal to 50% of the loss.

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


Item 2.  FINANCIAL STATEMENTS

               (Remainder of this Page Intentionally Left Blank)

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of



                                                                    June 30,                   December 31,
                                                                      2000                         1999
                                                                      ----                         ----
                                                                    (Unaudited)
ASSETS

Current Assets
  Cash and cash equivalents....................................    $  9,595,000                $ 14,686,000
  Accounts receivable and other, net of allowance for
   doubtful accounts of $83,000 and $90,000,
   respectively................................................       1,660,000                   1,978,000
  Deferred tax assets..........................................         285,000                     285,000
  Note receivable..............................................         107,000                     107,000
                                                                   ------------                ------------

                                                                     11,647,000                  17,056,000
                                                                   ------------                ------------

Investment in Fontana Union Water Company......................      16,612,000                  16,108,000
                                                                   ------------                ------------

Investment in West Valley MRF..................................       3,317,000                   3,009,000
                                                                   ------------                ------------

Real Estate
   Land and improvements.......................................       8,543,000                   8,543,000
   Real estate held for sale...................................      39,054,000                  38,820,000
                                                                   ------------                ------------

                                                                     47,597,000                  47,363,000
                                                                   ------------                ------------

Other Assets
   Note Receivable.............................................         647,000                     700,000
   Deferred tax assets.........................................         577,000                     577,000
   Landfill permitting and development.........................      17,311,000                  15,800,000
   Buildings and equipment (net)...............................       2,670,000                   2,805,000
   Other assets................................................          15,000                      27,000
                                                                   ------------                ------------

                                                                     21,220,000                  19,909,000
                                                                   ------------                ------------

Total Assets...................................................    $100,393,000                $103,445,000
                                                                   ============                ============



The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of



                                                                     June 30,                December 31,
                                                                       2000                       1999
                                                                       ----                       ----
                                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable............................................    $    776,000               $    887,000
   Income taxes payable........................................         101,000                  3,501,000
   Accrued liabilities.........................................       4,174,000                  4,998,000
   Environmental remediation...................................       2,500,000                  2,500,000
                                                                   ------------               ------------

                                                                      7,551,000                 11,886,000
                                                                   ------------               ------------

Long-term Liabilities
   Deferred gain on sale of real estate........................         724,000                    724,000
   Accrued liabilities.........................................       1,097,000                  1,305,000
   Environmental remediation...................................      23,466,000                 23,868,000
                                                                   ------------               ------------

                                                                     25,287,000                 25,897,000
                                                                   ------------               ------------

Total Liabilities..............................................      32,838,000                 37,783,000
                                                                   ------------               ------------

Minority Interest..............................................       5,330,000                  4,772,000
                                                                   ------------               ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
    13,333,333 shares; issued and outstanding
    6,389,520 and 6,316,853 respectively.......................         192,000                    189,000
   Capital in excess of par value..............................      49,301,000                 48,745,000
   Retained earnings...........................................      12,732,000                 11,956,000
                                                                   ------------               ------------

Total Stockholders' Equity.....................................      62,225,000                 60,890,000
                                                                   ------------               ------------

Total Liabilities and Stockholders' Equity.....................    $100,393,000               $103,445,000
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

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the Three and Six Months Ended June 30
                                  (Unaudited)

                                                          Three Months Ended                            Six Months Ended
                                                               June 30                                       June 30
                                              ---------------------------------------             ---------------------------------
                                                      2000                   1999                   2000                   1999
                                                      ----                   ----                   ----                   ----
Resource Revenues
 Ongoing Operations
  Water resource.................................   $1,155,000            $ 1,179,000             $2,310,000            $ 2,359,000
  Property redevelopment.........................      374,000                370,000                760,000                726,000
  Income (loss) from equity method investments
   Penske Motorsports Inc........................          ---                    ---                    ---               (329,000)
   West Valley MRF, LLC..........................      479,000                212,000                808,000                212,000
                                                    ----------            -----------             ----------            -----------

   Total ongoing operations......................    2,008,000              1,761,000              3,878,000              2,968,000
                                                    ----------            -----------             ----------            -----------

 Interim Activities..............................       99,000                104,000                187,000                171,000
                                                    ----------            -----------             ----------            -----------

   Total resource revenues.......................    2,107,000              1,865,000              4,065,000              3,139,000
                                                    ----------            -----------             ----------            -----------

Resource Operating Costs
 Operations and maintenance......................      222,000                214,000                432,000                432,000
 Administrative support expenses.................      355,000                487,000                867,000                884,000
                                                    ----------            -----------             ----------            -----------

   Total resource operating costs................      577,000                701,000              1,299,000              1,316,000
                                                    ----------            -----------             ----------            -----------

Income from Resources............................    1,530,000              1,164,000              2,766,000              1,823,000

 Corporate general and administrative expenses...      785,000                860,000              1,628,000              1,742,000
                                                    ----------            -----------             ----------            -----------

Income from Operations...........................      745,000                304,000              1,138,000                 81,000

 Net Interest (income) expense...................      (48,000)               334,000               (156,000)               654,000
                                                    ----------            -----------             ----------            -----------

Income (Loss) before Income Tax Provision........      793,000                (30,000)             1,294,000               (573,000)

 Income tax provision (benefit)..................      317,000                 (4,000)               518,000               (219,000)
                                                    ----------            -----------             ----------            -----------

Net Income (Loss)................................   $  476,000            $   (26,000)            $  776,000            $  (354,000)
                                                    ==========            ===========             ==========            ===========

Basic Earnings Per Share.........................   $      .07            $       .00             $      .12            $      (.03)
                                                    ==========            ===========             ==========            ===========

Diluted Earnings Per Share.......................   $      .07            $       .00             $      .12            $      (.03)
                                                    ==========            ===========             ==========            ===========

Basic Weighted Average Number of Shares
 Outstanding.....................................    6,378,000             10,699,000              6,362,000             10,697,000


Diluted Weighted Average Number of Shares
 Outstanding.....................................    6,703,000             10,699,000              6,725,000             10,697,000



The accompanying notes are an integral part of the consolidated financial statements.

                    KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the Six Months Ended June 30
                                  (Unaudited)


                                                                  2000               1999
                                                               -----------       -----------
Cash Flows from Operating Activities
 Net income (loss).........................................    $   776,000       $  (354,000)
 (Income) loss from equity method investments..............       (808,000)          117,000
 Deferred tax (benefit) expense............................            ---          (233,000)
 Depreciation and amortization.............................        233,000           272,000
 Allowance for doubtful accounts...........................         (7,000)          (50,000)
 Changes in assets:
   Receivables and other...................................        325,000           837,000
 Changes in liabilities:
   Current liabilities.....................................       (548,000)          724,000
   Income taxes payable....................................     (3,400,000)              ---
   Long-term accrued liabilities...........................       (208,000)         (323,000)
                                                               -----------       -----------

 Net cash flows from operating activities..................     (3,637,000)          990,000
                                                               -----------       -----------

Cash Flows from Investing Activities
 Minority interest and other liabilities...................        558,000           393,000
 Distribution from West Valley MRF.........................        500,000               ---
 Note receivable collections...............................         53,000            50,000
 Investment in Fontana Union Water Co......................       (654,000)              ---
 Capital expenditures......................................     (1,974,000)       (1,836,000)
 Environmental remediation expenditures....................       (496,000)         (927,000)
                                                               -----------       -----------

 Net cash flows from investing activities..................     (2,013,000)       (2,320,000)
                                                               -----------       -----------

Cash Flows from Financing Activities
 Issuance of common stock..................................        559,000           128,000
 Borrowings under revolver-to-term credit facility.........            ---         2,000,000
                                                               -----------       -----------

 Net cash flows from financing activities..................        559,000         2,128,000
                                                               -----------       -----------

Net Changes in Cash and Cash Equivalents...................     (5,091,000)          798,000

Cash and Cash Equivalents at Beginning of Year.............     14,686,000         3,409,000
                                                               -----------       -----------

Cash and Cash Equivalents at End of Quarter................    $ 9,595,000       $ 4,207,000
                                                               ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    for the Six Months Ended June 30, 2000
                                  (Unaudited)

                                                                      Capital In
                                                Common Stock           Excess of        Retained
                                       ---------------------------
                                           Shares         Amount       Par Value        Earnings         Total
                                       -------------------------------------------------------------------------------
Balance at December 31, 1999             6,316,853       $189,000      $48,745,000      $11,956,000     $60,890,000

   Issuance of shares of
       Common stock..................       72,667          3,000          556,000              ---         559,000

   Net Income........................          ---            ---              ---          776,000         776,000
                                         ---------       --------      -----------      -----------     -----------

Balance at June 30, 2000                 6,389,520       $192,000      $49,301,000      $12,732,000     $62,225,000
                                         =========       ========      ===========      ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    KAISER VENTURES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  BASIS OF PRESENTATION

  The unaudited, consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at June 30, 2000, and results of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999.


Note 2.  CUCAMONGA LEASE

  The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., leases most of its 53.71% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga County Water District ("Cucamonga") pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. In 1996, the Company instituted litigation against Cucamonga due to a dispute concerning the amount payable to the Company pursuant to the terms of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995, or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. A five-day trial on the matter was held in March 1998. The Court ruled, in favor of the Company, that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. Therefore the terms of the Cucamonga Lease require the parties to negotiate in good faith a new substitute MWD rate. To date, the parties have been unable to negotiate a substitute Lease Rate; consequently, the matter has been submitted to a reference process, which is a private trial much like arbitration. The reference proceeding commenced during the week of February 28, 2000. After the conclusion of all the testimony in the proceeding, the court asked for further briefing and scheduled a final oral argument which was scheduled for May 15, 2000. A decision from the judge was expected within 60 days thereafter; however, the parties reopened negotiations between themselves and have requested that the judge postpone her decision in the matter until such time as the parties' renewed settlement discussions terminate.

  Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of June 30, 2000 is approximately $2,896,000.

                    KAISER VENTURES INC. AND SUBSIDIARIES

Note 3.  MINE RECLAMATION CORPORATION

  In May 2000, the Company acquired all of MRC's outstanding preferred stock for approximately $97,000 and additionally contributed all of its economic benefits in the MRC Lease (including the Company's right to receive royalty payments under the MRC Lease) to MRC as well as an option to purchase the MRC leased property in exchange for an additional common stock ownership interest in MRC. As a result of these transactions, the Company now owns more than 80% of common stock and 100% of the preferred stock of MRC. During June 2000, MRC formed Mine Reclamation, LLC, a California limited liability company, and then contributed all of it's assets and obligations to the new subsidiary. MRC will now be included in the Company's consolidated tax group for income tax reporting purposes.


Note 4.  SUPPLEMENTAL CASH FLOW INFORMATION

  During the six months ended June 30, 1999, the Company issued $61,000 of common stock for the payment of bonuses. The Company has not issued any common stock for the payment of bonuses during 2000.


Note 5.  COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

  The Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, will be between approximately $15.6 million and $26.0 million, depending upon which approved remediation alternatives are eventually selected.

  During the second quarter, while there were ongoing environmental investigations were being conducted on the Mill Site Property, and management believed it was in a position to estimate with some reasonable certainty future investigation and remediation costs, there can be no assurance that the actual amount of environmental remediation expenditures and incurred will not substantially exceed those currently anticipated or that additional areas of contamination may not be identified. The Company anticipates recovery of the remediation costs incurred through redevelopment of the property, primarily in connection with specific redevelopment projects or joint ventures. Further, the Company has provided certain financial assurances to the DTSC in connection with anticipated remediation activities, the primary one being the dedication of approximately $4.8 million of Kaiser's Union Bank Credit facility. However, as of August 16, 2000, the Company sold approximately 588 acres of the Mill Site Property to CCG Ontario, LLC ("CCG") for $16 million plus the assumption of substantially all the Company's environmental duties and liabilities associated with the property sold and a substantial portion of the environmental duties and liabilities for properties previously sold. The Company's financial assurances to the DTSC were terminated as a result of the property sale and CCG entering into a new consent order with the DTSC. (See Note 6. Subsequent Events).

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

Note 6.  SUBEQUENT EVENTS

  Sale of the Mill Site Property. As of August 16, 2000, the Company sold approximately 588 acres of the Mill Site Property to CCG Ontario, LLC ("CCG") for $16 million plus the assumption of substantially all the Company's environmental duties and liabilities associated with the property sold and certain environmental liabilities and obligations for properties previously sold by the Company, such as the NAPA Lots. The sale included the proposed Kaiser Commerce Center with its truck stop project and the East Slag Pile Property, as well as ancillary items such as the water rights associated with the property. CCG is a subsidiary of Catellus Development Corporation, a New York Stock Exchange company. As part of the transaction, CCG provided environmental insurance coverage and other financial assurance mechanisms related to the Company's known and unknown environmental obligations and risks related to the former mill site. In addition, with CCG entering into a new Consent Order with the DTSC, the Company's Consent Order with the DTSC was terminated and the financial assurances that the Company had provided the DTSC to assure investigation and remediation of the Mill Site Property were released. A guaranty was provided by Catellus Development Corporation to the DTSC to assure CCG's performance of its investigation, remediation and associated operations and maintenance obligations under CCG's Consent Order with the DTSC.

  Sale of Landfill Project. Effective August 9, 2000, Mine Reclamation, LLC, a California limited liability company, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions ("Landfill Project Sale Agreement") with County Sanitation District No. 2 of Los Angeles County (the "District"). In summary, the Landfill Project (which includes the Company's right to royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing anticipated to occur around the end of 2000. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in Mine Reclamation in favor of the sale of the Landfill Project to the District on its current terms.

  Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation over the completed federal land exchange. Interest will accrue on this portion of the purchase price commencing with the closing and interest will be paid out to Mine Reclamation, LLC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase

                    KAISER VENTURES INC. AND SUBSIDIARIES

price will also be placed into an escrow account upon closing and will be released upon the later of (i) the release of the $39 million as described above, or (2) the permitting of the District's Puente Hill landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

  The District will immediately commence its due diligence on the Landfill Project and will have the right to terminate the Landfill Purchase Agreement if it is not satisfied with the results of its due diligence.

  Effective August 9, 2000, the Company entered into an agreement to sell 37 acres of the Mill Site, known as the Rancho Cucamonga parcel, to The California Speedway Corporation ("TCSC"). The sales price is approximately $3.8 million, or approximately $2.65 per square foot on a net acreage basis. The sale is subject to TCSC's due diligence and the satisfaction of numerous contingencies. A closing on the transaction, if it occurs, is anticipated by the end of 2000.


                                    PART II

Item 1.  LEGAL PROCEEDINGS

  As discussed in the Company's Form 10-K Report for 1999, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding in the second quarter of 2000 except as noted below:

  Eagle Mountain Landfill Project Litigation. As previously disclosed and discussed, there are two lawsuits pending in the United States District Court for the Central District of California, Riverside Division, challenging the land exchange that the Company completed with the U.S Bureau of Land Management in October, 1999. The Court has established a motion, briefing, and trial schedule for the cases. The current schedule is that motions for summary judgment will be decided in May 2001 and a trial, should one be necessary, will also be held in May 2001.

  For additional information on the Landfill Project litigation, see "Introduction - BUSINESS UPDATE - Waste Management - Eagle Mountain Landfill Project" of this 10-Q Report, as well as the Company's 1999 10-K Report.

  Cucamonga Litigation. In 1996, the Company initiated legal action against Cucamonga as a result of dispute over the amount owed to the Company under the terms of its lease of Fontana Union Water stock to Cucamonga. Since the parties were unable to negotiate a new substitute rate, the Cucamonga Lease requires that the matter be resolved in a reference proceeding. A reference proceeding is in effect a private trial. During the week of February 28, 2000, all the testimony in the reference proceeding was presented. Final briefs were filed and final oral argument was held in the second quarter of 2000. However, since the parties have reinitiated settlement discussions, the reference judge has suspended consideration and issuance of her decision until the outcome of the current discussions is known. For additional information, please see "Introduction - BUSINESS UPDATE - Investment in Fontana Union Water Company."

                    KAISER VENTURES INC. AND SUBSIDIARIES

Item 2.  CHANGES IN SECURITIES

         None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         As reported in the Company's 10-Q Report for the period ended March 31, 2000, on May 10, 2000, the Company held its annual meeting of stockholders. The only actions taken by the stockholders were a vote on the election of seven directors for the Company for the ensuing year and on the Company's 2000 Stock Plan. The stockholders re-elected the current seven members of the Board of Directors. The Company's 2000 Stock Plan did not receive the necessary shareholder approval by less than 60,000 shares.

Item 5.  OTHER INFORMATION

         See the "Introduction" section of this Form 10-Q Report.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits
             --------

             Exhibit 10.1 - Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 13, 2000.

             Exhibit 10.1.1 - First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 20, 2000.

             Exhibit 10.1.2 - Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 27, 2000.

             Exhibit 10.1.3 - Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated August 15, 2000.

             Exhibit 10.2 - Purchase Agreement and Escrow Instructions between Kaiser Steel Land Development, Inc. and The California Speedway Corporation dated August 10, 2000.

             Exhibit 10.3 - Agreement For Purchase and Sale of Real Property and Related Personal Property in Regard to The Eagle Mountain Sanitary Landfill Project and Joint Escrow

                     KAISER VENTURES INC. AND SUBSIDIARIES

          Instructions between County Sanitation District No. 2 of Los Angeles County and Mine Reclamation, LLC dated August 9, 2000.

          Exhibit 10.4 - First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000.

          Exhibit 10.4.1 - Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000.

          Exhibit 10.4.2 - First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000.

          Exhibit 10.4.3 - Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000.

          Exhibit 10.4.4 - Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000.

          Exhibit 10.4.5 - Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000.

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

                                  KAISER VENTURES INC.



Dated:  August 18, 2000           /s/ James F. Verhey
                                  -------------------------
                                  James F. Verhey
                                  Principal Financial Officer