Form 10-Q
period 2000-09-30
KAISER VENTURES INC
filed 2000-11-17
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2000          Commission File Number 0-18858


                             KAISER VENTURES INC.
                             --------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                                     94-0594733
--------------------------------                   ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                    3633 East Inland Empire Blvd., Suite 850
                           Ontario, California  91764
--------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)


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

Yes   X  No
    -----

On October 31, 2000, the Company had 6,417,021 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q

                                                                                                  PAGE
PART I

  FORWARD-LOOKING STATEMENTS                                                                          1

  Item 1.     FINANCIAL STATEMENTS...........................................................        2/18

  Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                        2
              Condition and Results of Operations............................................

  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS....................................................          19

              CONSOLIDATED STATEMENTS OF OPERATIONS..........................................          21

              CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................          22

              CONSOLIDATED STATEMENT OF CHANGES IN
              STOCKHOLDERS' EQUITY...........................................................          23

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................          24

PART II

  Item 1.     LEGAL PROCEEDINGS..............................................................          26

  Item 2.     CHANGES IN SECURITIES..........................................................          27

  Item 3.     DEFAULTS UPON SENIOR SECURITIES................................................          27

  Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..............................          27

  Item 5.     OTHER INFORMATION..............................................................          27

  Item 6.     EXHIBITS AND REPORTS ON FORM 8-K...............................................          27

SIGNATURES...................................................................................          28


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

     The reader is encouraged to read this Form 10-Q Report in conjunction with the Company's 10-K Report for the period ended December 31, 1999 and the 10-Q Reports for the periods ended March 31, 2000, and June 30, 2000, since the information contained herein is often an update of the information in such reports.

                                    PART I

                          FORWARD-LOOKING STATEMENTS

     Except for the historical statements and discussions contained herein, statements contained in this 10-Q Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any press release, 10-K, Annual Report to Stockholders, 10-Q or 8-K Report of the Company or the Company's website, may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. Forward-looking statements include, without limitation, any statement that forecasts, indicate, anticipate or imply future results, performance, events or achievements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words "anticipate," "believe," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. For example, actual results could materially differ from those projected as a result of factors such as, but not limited to, general economic conditions in the United States and Southern California; the impact of federal, state, and local laws and regulations on the Company's activities; the failure of the bankruptcy discharge granted to the Company to address claims and litigation that relate to the pre-bankruptcy activities of Kaiser Steel Corporation; the failure, in whole or in part, of the Company's business plans to, develop, sell or otherwise deal with any major asset of the Company; the failure for any reason of CCG Ontario, LLC to honor the terms of its agreements with the Company in connection with the recently completed sale of the Mill Site real estate to CCG Ontario, LLC, including its assumption of liability and responsibility for certain environmental obligations and duties associated with the Mill Site; the success of any material litigation involving the Company and its projects such as legal challenges to the completed federal land exchange for the proposed Eagle Mountain landfill project; and/or the risks and contingencies associated with the planned sale of the Eagle Mountain project to the Los Angeles County Sanitation District, the planned sale of the Company's Fontana Union Water Company stock to Cucamonga County Water District or the planned sale of any other asset. The risks included herein are not exhaustive. Other sections of this 10-Q Report include additional factors that could adversely impact the Company and its projects. Readers are cautioned not to put undue reliance on forward-looking statements as a prediction of future actual results. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                            ADDITIONAL INFORMATION

     A reader of this 10-Q Report is strongly encouraged to read the entire report, together with the Company's 1999 10-K Report and 10-Q Reports for the periods ended March 31, 2000, and June 30, 2000, for background information and a complete understanding as to material developments concerning the Company.

Item 1.  FINANCIAL STATEMENTS

     The Financial Statements are located at the end of Item 2., beginning on Page 18 of this Report and are incorporated herein by this reference.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                BUSINESS UPDATE

General

     Kaiser Ventures Inc. ("Kaiser" or the "Company", including its wholly-owned subsidiaries unless otherwise provided herein) is a company pursuing project opportunities and investments in water resources, property redevelopment and solid waste management. The Company's current emphasis is on its remaining principal assets: (i) a 53.71% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company; (ii) an 80% interest in Mine Reclamation Corporation ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iii) the 9,144 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 1,100 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project; and (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company.

     On August 9, 2000, Mine Reclamation, LLC, a subsidiary of MRC, entered into an agreement to sell the Landfill Project to the County Sanitation District No. 2 of Los Angeles County (the "District"). In addition, there has been a development regarding the federal law in California that could adversely impact the current federal land exchange litigation. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Waste Management - Eagle Mountain Landfill Project" below.)

     On August 16, 2000, the Company completed the sale of approximately 588 acres (gross) of the former Kaiser Steel Corporation ("KSC") mill site property (the "Mill Site Property") to CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company. On October 25, 2000, the Company completed the sale of approximately 37 acres (gross) of the former mill site, referred to as the Rancho Cucamonga property, to The California Speedway Corporation. Thus, except for approximately 5 acres constituting what is known as the Tar Pits Parcel, the Company no longer owns any property at the former KSC mill site. The Company is also in the process of selling other miscellaneous land assets. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - BUSINESS UPDATE - The Mill Site Property" below.)

     On November 14, 2000, the Company reached an agreement to sell its ownership interest in Fontana Union to Cucamonga County Water District ("Cucamonga") which will settle the current rate dispute litigation with Cucamonga. (See "MANAGEMENT'S DISCUSSION AND ANALYIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS-BUSINESS UPDATE - Future Plans and Investment in Fontana Union Water Company" below.)

Future Plans

     Upon the completion of the sale of the Mill Site Property, the Company's Board of Directors and management intensified their evaluation of alternatives for the Company and its assets. As a result, the Company evaluated and continues to evaluate opportunities for the Company, including the potential sale, monetization, or otherwise dealing with its remaining assets. In addition, the Company's Board of Directors recently approved a number of actions (collectively the "Cash Maximization Strategy") by which the Company will: (1) undertake all reasonable efforts to complete the sale of the Landfill Project to the District and to favorably resolve the outstanding federal land exchange litigation which may take several years; (2) continue to eliminate, minimize, and/or reduce the risk of any outstanding environmental and other similar types of liabilities that the Company may have; (3) sell, as quickly as reasonably possible, the Company's miscellaneous assets such as surplus property in Riverside County, California, and various mineral interests such as the Silver Lake Mine in San Bernardino County, California; (4) continue to hold the Company's principal remaining assets which will be the Company's 50% interest in the West Valley MRF and the Cucamonga Lease for the purpose of generating significant cash flow while continuing to evaluate market opportunities for these assets if conditions develop to allow maximum value to be realized; (5) further reduce its general and administrative expenses by, among other things, eliminating positions and/or negotiating reduced time commitments for senior company executives over approximately the next twelve months; and (6) provide management incentives for implementing the Cash Maximization Strategy as effectively and efficiently as reasonably possible. The primary goal of the Cash Maximization Strategy is to reasonably maximize cash available to shareholders, from time to time, either in the form of distributions or Company stock repurchases until such time as it may be determined that maximum value can be achieved in some form for the Company's principal remaining assets.

     As discussed in more detail below, the Company has undertaken a number of actions to implement the Cash Maximization Strategy. These actions include: (i) entering into an agreement for the sale of the Lake Tamarisk properties for $1.75 million in cash, with a closing, assuming a closing occurs, in the first quarter of 2001; and (ii) reaching a tentative agreement for the sale of the Silver Lake Mine property, Morris Lode and Bessemer mining claims and properties and the Dunn Siding property for $2 million with $700,000 down and the balance represented by a promissory note payable over five years secured by the assets sold accruing interest at 8% with a closing scheduled to occur in January 2001, assuming a closing occurs. The parties are currently negotiating the terms of the definitive purchase and sale agreement for these mining related properties. There is no guaranty that either of these two transactions will ultimately close, or if they close, that they will close on their current terms.

     In addition, while the Company was prepared to retain its ownership in Fontana Union and the Cucamonga Lease for a substantial period of time pursuant to the Cash Maximization Strategy, Cucamonga expressed a desire to purchase the Company's ownership interest in Fontana Union in the context of the most recent settlement discussions. As of November 14, 2000, the Company entered into that certain Stock Purchase Agreement and Joint Escrow Instructions pursuant to which the Company will be selling its ownership interest in Fontana Union to Cucamonga for $87.5 million plus approximately $2.5 million in payments due under the CCWD Lease through December 31, 2000. Closing on the sale will be subject to approval by the Company's shareholders as well as other typical closing contengenties. Closing is currently anticipated to occur in January 2001.

     As a result of these pending transactions, the Company will again be evaluating the timing and alternative means of making the Company's excess cash available to shareholders.

Investment in Fontana Union Water Company

     The Company, through a wholly-owned subsidiary, Fontana Water Resources, Inc., owns approximately 53.71% of the capital stock of Fontana Union, a mutual water company. In the first quarter of 2000, the Company purchased additional shares in Fontana Union which increased its ownership interest from 50.88% to 53.71%. The original 50.88% ownership interest in Fontana Union is leased to Cucamonga pursuant to a 102-year take-or-pay lease expiring in 2092 (the "Cucamonga Lease"). The recently purchased shares are not leased to Cucamonga under the terms of the Cucamonga Lease. The Company's pro rata interest in unclaimed water raises its effective interest in Fontana Union to currently 57.18%. Under the terms of the Cucamonga Lease, Cucamonga's payments to the Company are based upon established fixed quantities of water for most of the applicable sources, multiplied by a fixed percentage of a water rate from the Metropolitan Water District of Southern California ("MWD") as available through the Chino Basin Municipal Water District (now called Inland Empire Utilities Agency) as it may change from time-to-time (the "Lease Rate").

     As a result of changed rates and a new rate structure implemented by MWD as of July 1, 1995, the Company and Cucamonga became involved in a rate dispute under the terms of the Cucamonga Lease. After a trial held in March 1998, the San Bernardino County Superior Court concluded that the rate on which the Cucamonga Lease had been based was discontinued effective July 1, 1995. The terms of the Cucamonga Lease require the parties to negotiate, in good faith, a new substitute rate; however, the parties were not able to negotiate a new substitute rate. As a result, the Superior Court ordered that, since the parties were at an impasse, the new substitute rate was to be resolved by a reference proceeding as required by the terms of the Cucamonga Lease. The reference proceeding commenced during the week of February 28, 2000. After the conclusion of all the testimony, the reference judge ordered the parties to each submit a final brief and held final oral argument on May 15, 2000. Subsequent to final oral argument, the parties decided to renew their efforts to settle the dispute. The parties agreed that the judge in the reference proceeding would not issue her decision in the matter until such time as the parties' renewed settlement discussions terminate. The Company's settlement discussions continued into the fourth quarter of 2000 and intensified over the last 30 days. Despite their good faith efforts, the parties were not able to negotiate a mutually acceptable substitute rate pursuant to which Cucamonga would make payments to the Company under the Cucamonga Lease. Any possible resolution was further complicated because of MWD's new proposal to radically change its rate structure again in the near future.

     The parties then focused their efforts on the possibility of Cucamonga purchasing the Company's interest in Fontana Union and thus, effectively terminating the Cucamonga Lease. The parties ultimately reached an agreement that Cucamonga would purchase the Company's interest in Fontana Union for $87.5 million plus certain other payments due under the CCWD Lease through December 31, 2000, which are currently estimated to total approximately $2.5 million. The Board of Directors of the Company and the Board of Directors of Cucamonga have approved the transaction. Closing is currently scheduled to occur in January 2001. The record date for notice of the shareholders' meeting is the close of business November 28, 2000. There can be no assurance that the sale to CCWD will ultimately be consummated, or if consummated, that it will close on its current terms.

     In connection with the planned sale of the Company's ownership interest in Fontana Union, the Company will be terminating its $30 million credit facility that is secured by Fontana Union stock and the Cucamonga Lease.

The Mill Site Property

     Sale of the Mill Site Property. As previously reported, on August 16, 2000, the Company sold approximately 588 acres of the Mill Site Property to CCG Ontario, LLC ("CCG") for $16 million plus the assumption of substantially all the Company's environmental duties and liabilities associated with the property sold and certain environmental duties and obligations associated with properties previously sold, such as the NAPA Lots. The sale included the proposed Kaiser Commerce Center with its truck stop project and the East Slag Pile Property, as well as ancillary items such as the sewer treatment facility and water rights associated with the property. CCG is a subsidiary of Catellus Development Corporation, a New York Stock Exchange company.

     Rancho Cucamonga Parcel. Effective October 25, 2000, the Company completed the sale of approximately 37 acres of the Mill Site Property, known as the Rancho Cucamonga Parcel, to The California Speedway Corporation ("TCSC"). The gross sales price was $3.8 million, or approximately $2.65 per square foot on a net acreage basis.

     With the sale of the Rancho Cucamonga parcel, the only remaining Mill Site Property owned by the Company is the Tar Pits Parcel consisting of approximately 5 acres.

     Contingent Real Estate Payments. With the sale of substantially all the Mill Site Property to CCG and the sale of the Rancho Cucamonga parcel, the Company made the required payments to the New Kaiser Voluntary Employees' Beneficiary Association and to the Pension Benefit Guaranty Corporation in accordance with the terms of their respective Stock Purchase Agreement with the Company dated November 22, 1999. The payment on the sale of the Mill Site Property totaled $3.8 million or approximately $.86 per repurchased share. The payment made as a result of the sale of the Rancho Cucamonga property totaled approximately $1,062,000 or approximately $.25 per share, subject to final adjustment.

Lake Tamarisk and Mining Properties

     Lake Tamarisk is an incorporated community located two mile northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain Project. The Company, through it wholly owned subsidiary, owns 77 improved lots including one residential structure, and a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk (the "Lake Tamarisk Properties"). On November 9, 2000, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions to sell the Lake Tamarisk Properties for a gross purchase price $1.75 million in cash. The sale is subject to buyer's due diligence and a number of contingencies. If the buyer is satisfied with the results of its due diligence investigation and all other contingencies are resolved, the transaction should close late in the first quarter of 2001.

     The Company also owns 190 acres near Afton Canyon, California known as the Dunn Siding, the Silver Lake Mine west of Baker, California which is currently a small producing iron ore mine, and some mining claims and properties known as the Bessemer and Morris Lode properties. The Company reached a tentative agreement for the sale of all of these properties for a gross sales price of $2 million payable $700,000 down in cash with the balance represented by buyer's secured promissory note payable over five years at 8% per annum. This transaction is subject to negotiating an acceptable purchase and sale agreement, buyer's due diligence investigation and a number of other contingencies. If a satisfactory definitive agreement is reached, the buyer is satisfied with the results of its due diligence investigation, and all other contingencies are resolved, the transaction should close in the first quarter of 2001.

     There can be no assurance that either transaction will be consummated or, if consummated, that they will close on their existing terms.

Waste Management

West Valley Materials Recovery Facility

     The Company, through a wholly-owned subsidiary, and Burrtec Waste Industries, Inc., also through a wholly-owned subsidiary, each own a fifty percent (50%) interest in West Valley MRF, LLC, a limited liability company that owns the West Valley MRF. Phase 1 of the West Valley MRF includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services. The West Valley MRF currently receives and processes up to approximately 2,000 tons per day of non-hazardous commercial and municipal solid waste. Waste is primarily received from jurisdictions in which Burrtec affiliated companies have hauling contracts and from the city of Ontario. However, with the closure of the Spadra regional landfill located in Pomona operated by the Los Angeles Sanitation District in April 2000, the West Valley MRF has begun to receive additional waste from the cities of Claremont, and Pomona.

     Given the level of demand for the services of the West Valley MRF, Burrtec and the Company decided in 1999 to expand the West Valley MRF. Construction of Phase 2 of the West Valley MRF is underway and is currently expected to be completed and in operation in early 2001. Phase 2 would expand the processing capacity of the West Valley MRF from approximately 2,000 tons per day to 3,500 tons per day. Phase 2 involves constructing an approximately 80,000 square foot addition to the existing facilities, the purchase and installation of certain related equipment, including rolling stock, and the rehabilitation and relocation of the certain existing equipment. The estimated cost of the expansion is approximately $9.5 million.

     Like Phase 1, much of the financing for Phase 2 has been obtained through the issuance and sale of California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (the "Bonds"). Bonds in the principal amount of $8,500,000 were sold in the second quarter of 2000. This tax-exempt financing is secured by a pledge and lien on loan payments made by the West Valley MRF, LLC and funds that may be drawn on an irrevocable direct pay letter of credit issued by Union Bank of California. The interest rate on these tax exempt financings averaged 3.14% and 3.71%, for 1999 and for the first nine months of 2000, respectively. Like the Phase 1 financing, the Company and Burrtec are each liable for 50% of the principal and interest on the Bonds in the event of their default. The balance of the necessary construction funds of approximately $1 million has been funded out of excess internal cash of the West Valley MRF, LLC. During the second quarter, West Valley MRF also obtained a $2 million line of credit from Union Bank of California for the acquisition of truck trailers and other similar items (i.e., rolling stock) and to refinance existing rolling stock.

     During the third quarter, the Company also completed the transfer to West Valley MRF of an approximately 3 acre parcel that had previously committed to West Valley MRF upon completion of required environmental remediation.

     Like its other assets, the Company regularly evaluates the timing as to when maximum shareholder value may be achieved for its interest in the West Valley MRF.

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

  Mine Reclamation, LLC. In the second quarter, the Company acquired all of MRC's outstanding preferred stock for approximately $97,000. Additionally, the Company contributed all of its economic benefits in the MRC Lease, including the Company's right to receive royalty payments under the terms of the MRC Lease, to MRC, as well as an option to purchase the MRC leased property for one dollar ($1.00) in exchange for an additional common stock ownership interest in MRC. As a result of these transactions, the Company now owns more than 80% of common stock and 100% of the preferred stock of MRC. During June 2000, MRC formed Mine Reclamation, LLC, a California limited liability company ("Mine Reclamation"), and then contributed all of its assets and obligations to the new subsidiary.

  Sale of Landfill Project. As previously discussed, effective August 9, 2000, Mine Reclamation, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions ("Landfill Project Sale Agreement") with the District. In summary, the Landfill Project (which includes the Company's royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing currently anticipated to occur in the first quarter of 2001. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

  Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation challenging the completed federal land exchange. Interest will accrue on this portion of the purchase price commencing with the closing and will be paid out to Mine Reclamation, LLC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District's Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

  The District has been undertaking extensive due diligence on the Landfill Project and has the right to terminate the Landfill Purchase Agreement if it is not satisfied with the results of its due diligence. Due diligence is expected to continue into early 2001.

  The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to the Company's second quarter 2000 10-Q Report.

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

  However, a recently announced decision in an unrelated case does have the potential of having a material adverse impact on the federal land exchange litigation and thus, the Landfill Project and its pending sale. On November 6, 2000, the Ninth Circuit U.S. Court of Appeals issued a decision which required the reversal of the completed federal land exchange for the competing Mesquite rail-haul landfill project. In the case, Desert Citizens Against Pollution v Bisson, (9th Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals, among other things, determined that the U.S. Bureau of Land Management ("BLM") did not properly value the land being acquired by the developer of the landfill project. The Court concluded that the appraisal should have considered the value of the land being acquired as a potential landfill. The court did not establish what it thought should be the proper value of the exchanged lands. It is anticipated that the plaintiffs in the Company's federal land exchange litigation will now assert that the appraisal used to complete the federal land exchange between the BLM and the Company is similarly defective. The Company along with MRC is now in the process of evaluating this decision and its potential impact on the current federal land exchange litigation and the Landfill Project. The Ninth Circuit's decision focused on a valuation issue involving the dollar amount assigned to the land to be exchanged, which issue can be resolved through the exchange of additional land and/or a cash equalization payment. Perhaps of more importance are the issues surrounding the procedures and time that may be needed to implement a new appraisal.

  Risks. As is discussed in this 10-Q Report and in more detail in the Company's 1999 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange which risks have increased as a result of the Ninth Circuit Courts of Appeals' recent decision as more fully discussed above.

                               OPERATING RESULTS

General

  As discussed above, Kaiser Ventures Inc. ("Kaiser" or the "Company") is a company that has been pursuing project opportunities in water resources, property redevelopment, and solid waste management.

Primary Revenue Sources

Ongoing Operations

  The Company's revenues from ongoing operations are generally derived from the Company's long-term projects. Water resources revenues represent payments under the lease of the Company's interest in Fontana Union to Cucamonga. Water resource revenues will terminate upon the completion of the pending sale of the Company's ownership interest in Fontana Union to Cucamonga assuming the transaction closes. Property redevelopment revenues primarily reflect revenues from long-term redevelopment activities at the Mill Site Property, including water and waste water treatment revenues; housing rental income, aggregate and rock sales, and lease payments for the minimum security prison at the Eagle Mountain Townsite; and royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine"). With the sale of the Mill Site property in August 2000, these revenues were significantly reduced. Income from equity method investments reflects Kaiser's share of income related to those equity investments (i.e., PMI through March 31, 1999) and joint ventures (i.e., West Valley MRF) which the Company accounts for under the equity method.

Interim Activities

  Revenues from interim activities are generated from various sources primarily related to the former Kaiser Steel Corporation mill site property. Significant components of interim activities include rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials, and other miscellaneous short-term activities. Revenues from these activities have declined materially with the redevelopment of the mill site property and have effectively terminated with the sale of the remaining Mill Site property to CCG Ontario, LLC.

Summary of Revenue Sources

  Due to the nature of certain Company projects and the Company's recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues are not meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in each component of its revenue sources as well as the recent developments regarding its long-term ongoing and interim revenue sources. See "Part I, Item 1. - Business" for a discussion of recent material events affecting the Company's revenue sources.

Results of Operations

Analysis of Results for the Quarters Ended September 30, 2000 and 1999

  An analysis of the significant components of the Company's resource revenues for the quarters ended September 30, 2000 and 1999 follows:

                                                                          2000                  1999                 % Inc. (Dec)
Ongoing Operations
 Water resource..............................................           $1,154,000           $ 1,188,000                   (3%)
 Property redevelopment......................................              364,000               355,000                    3%
 Mill Site Deferred gain realized............................                1,000                   ---                  100%
 Gain on merger of PMI into ISC..............................                  ---            35,713,000                 (100%)
 Gain on sale of ISC common stock............................                  ---             3,192,000                 (100%)
 Income from equity method investment in the
   West Valley MRF, LLC......................................              390,000               368,000                    6%
                                                                        ----------           -----------             --------

     Total ongoing operations................................            1,909,000            40,816,000                  (95%)
                                                                        ----------           -----------             --------

Interim Activities
   Lease, service and other..................................               82,000               116,000                  (29%)
                                                                        ----------           -----------             --------
      Total resource revenues................................           $1,991,000           $40,932,000                  (95%)
                                                                        ==========           ===========             ========

Revenues as a Percentage of Total Resource Revenues:
 Ongoing operations..........................................                   96%                  100%
 Interim activities..........................................                    4%                    0%
                                                                        ----------           -----------

  Total resource revenues....................................                  100%                  100%
                                                                        ==========           ===========

  Resource Revenues. Total resource revenues for the third quarter of 2000 were $1,991,000, compared to $40,932,000 for 1999. Revenues from ongoing operations decreased 95% for the quarter to $1,909,000 from $40,816,000 in 1999 solely due to the non-recurring PMI gains recorded during 1999. Revenues from interim activities decreased 29% to $82,000 from $116,000 in 1999. Revenues from ongoing operations as a percentage of total revenues decreased to 96% in 2000 from 100% in 1999.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $1,154,000 during the third quarter of 2000 compared to $1,188,000 for 1999. The 3% decrease in water revenues for the quarter reflects an increase in the number of Fontana Union shareholders taking water, which reduced the Company's effective interest in Fontana Union from 57.37% at September 30, 1999 to 56.11% at September 30, 2000.

  Property redevelopment revenues were $364,000 for 2000 compared to $355,000 for 1999. The 3% increase from 1999 is primarily the result of a 37% increase in iron ore royalties ($19,000) being offset by a 21% decrease in sewer treatment plant revenues ($17,000) due to the sale of the Mill Site sewer treatment plant in August 2000.

  During the third quarter of 2000, the Company began to realize deferred gain from the sale of two parcels of Mill Site property which occurred in 1997 and 1999 ($1,000).

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

  Subsequent to the merger of PMI into ISC in 1999, the Company commenced an orderly liquidation of a portion of its common stock of ISC. Through the end of the third quarter of 1999 the Company had sold approximately 535,000 shares of ISC common stock resulting in a gain of $3,192,000.

  Income from equity method investments was $390,000 for 2000 compared to $368,000 for 1999. The 6% increase from 1999 is solely due to the improved operational performance of the WVMRF.

  Interim Activities. Revenues from interim activities for the third quarter of 2000 were $82,000 compared to $116,000 for 1999. The 29% decrease in revenues from interim activities in 2000 is primarily attributable to a reduction in tenant rental and service revenue at the Mill Site ($44,000) being partially offset by an increase in sale of metallics at the Mill Site ($11,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to resource revenue sources. Total resource operating costs for the third quarter of 2000 increased 20% to $796,000 from $666,000 in 1999. Operations and maintenance costs for 2000 were $182,000 compared to $232,000 for 1999. The 22% decrease in 2000 operations and maintenance costs was primarily due to sale of the Mill Site property in August 2000 ($51,000). Administrative support expenses for the third quarter of 2000 increased 41% to $614,000 from $434,000 for 1999. This increase was primarily due to non-recurring severance expenses associated with the sale of the Mill Site ($268,000) being partially offset by decreases in salaries and benefits, operating, and legal expenses at the Mill Site ($89,000).

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter of 2000 decreased 10% to $912,000 from $1,012,000 for 1999. The decrease is primarily due to lower professional and lower consulting expenses ($131,000) being partially offset by increases in salary, benefits, and severance expenses ($28,000).

  Net Interest Income (Expense). Net interest income for the third quarter of 2000 was $166,000 compared to net interest expense of $104,000 in 1999. The change was due primarily to a decrease in interest expense ($313,000) associated with a reduction in long term debt which was fully paid-off in December 1999 and a decrease in loan fee amortization expense ($33,000) being partially offset by a decrease in interest income ($76,000) due to lower average cash and investment balances during the quarter.

  Pre-Tax Income and Income Tax Provision. The Company recorded income before income tax provision of $449,000 for the third quarter of 2000, compared to $39,150,000 recorded in 1999. An income tax provision of $180,000 was recorded in the third quarter of 2000 compared to $9,843,000 recorded in 1999.

  Net Income. For third quarter of 2000, the Company reported a net income of $269,000, or $.04 per share, compared to $29,307,000, or $2.77 per share, reported for 1999.

Analysis of Results for the Nine Months Ended September 30, 2000 and 1999

  An analysis of the significant components of the Company's resource revenues for the nine months ended September 30, 2000 and 1999 follows:

                                                                              2000                  1999         % Inc. (Dec)
Ongoing Operations
 Water resource..............................................           $3,464,000           $ 3,548,000               (2%)
 Property redevelopment......................................            1,124,000             1,081,000                4%
 Mill Site Deferred gain realized............................                1,000                   ---              100%
 Gain on merger of PMI into ISC..............................                  ---            35,713,000             (100%)
 Gain on sale of ISC common stock............................                  ---             3,192,000             (100%)
 Income (loss) from equity method
   Investments
    Penske Motorsports Inc...................................                  ---              (329,000)              N/A
    West Valley MRF, LLC.....................................            1,198,000               580,000              107%
                                                                        ----------           -----------           -------

  Total ongoing operations...................................            5,787,000            43,785,000              (87%)
                                                                        ----------           -----------           -------

Interim Activities
 Lease, service and other....................................              269,000               286,000               (6%)
                                                                        ----------           -----------           -------

  Total resource revenues....................................           $6,056,000           $44,071,000              (86%)
                                                                        ==========           ===========           =======

Revenues as a Percentage of Total Resource Revenues:
 Ongoing operations..........................................                   96%                   99%
 Interim activities..........................................                    4%                    1%
                                                                        ----------           -----------

  Total resource revenues....................................                  100%                  100%
                                                                        ==========           ===========

  Resource Revenues. Total resource revenues for the first nine months of 2000 were $6,056,000, compared to $44,071,000 for 1999. Revenues from ongoing operations decreased 87% for the nine months to $5,787,000 from $43,785,000 in 1999 solely due to the non-recurring PMI gains recorded during 1999. Revenues from interim activities decreased 6% to $269,000 from $286,000 in 1999. Revenues from ongoing operations as a percentage of total revenues decreased to 96% in 2000 from 99% in 1999.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $3,464,000 during the first nine months of 2000 compared to $3,548,000 for 1999. The 2% decrease in water revenues during the nine months reflects an increase in the number of Fontana Union shareholders taking water, which reduced the Company's effective interest in Fontana Union from 57.37% at September 30, 1999 to 56.11% at September 30, 2000.

  Property redevelopment revenues were $1,124,000 for 2000 compared to $1,081,000 for 1999. The 4% increase from 1999 is primarily the result of a 22% increase in iron ore royalty revenues ($39,000).

  During the third quarter of 2000, the Company began to realize deferred gain from the sale of two parcels of Mill Site property which occurred in 1997 and 1999 ($1,000).

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

  Subsequent to the merger of PMI into ISC in 1999, the Company commenced an orderly liquidation of a portion of its common stock of ISC. Through the end of the third quarter of 1999 the

Company had sold approximately 535,000 shares of ISC common stock resulting in a gain of $3,192,000.

  Income (loss) from equity method investments increased by $947,000 due to equity income from the WVMRF of $1,198,000 recorded for the first nine months of 2000 compared to equity income from the WVMRF of $580,000 during the first nine months of 1999 which was partially offset by an equity loss of $329,000 from PMI.

  Interim Activities. Revenues from interim activities for the first nine months of 2000 were $269,000 compared to $286,000 for 1999. The 6% decrease is primarily attributable to a reduction in tenant rental and service revenue at the Mill Site ($106,000), being mostly offset by revenues from interim activities in 2000, including an increase in sale of metallics at the Mill Site ($75,000) and an increase in miscellaneous revenues from Eagle Mountain ($13,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to resource revenue sources. Total resource operating costs for the first nine months of 2000 increased to $2,094,000 from $1,982,000 in 1999. Operations and maintenance costs for the nine months of 2000 decreased 8% to $613,000 from $664,000 in 1999. This decrease was primarily due to sale of the Mill Site in August 2000. Administrative support expenses for the first nine months of 2000 increased 12% to $1,481,000 from $1,318,000 for 1999. This increase was primarily due to non-recurring severance expenses associated with the sale of the Mill Site ($168,000) being partially offset by small decreases in professional and service costs at the Mill Site ($6,000).

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 2000 decreased 8% to $2,540,000 from $2,754,000 for 1999. The decrease is primarily due to lower professional and consulting expenses ($195,000) and decreases in salary, benefits, and severance expenses ($17,000).

  Net Interest Income (Expense). Net interest income for the first nine months of 2000 was $322,000 compared to net interest expense of $757,000 in 1999. The change was due primarily to: (a) a decrease in interest expense ($874,000) associated with long term debt which was fully paid-off in December 1999; (b) an increase in interest income ($106,000) due to higher average cash and investment balances; and (c) a decrease in loan fee amortization expense ($99,000).

  Pre-Tax Income and Income Tax Provision. The Company recorded income before income tax provision of $1,744,000 for the first nine months of 2000, compared to $38,578,000 recorded in 1999. An income tax provision of $698,000 was recorded in the first nine months of 2000 compared to $9,624,000 in 1999.

  Net Income. For the first nine months of 2000, the Company reported a net income of $1,046,000, or $.27 per share, compared to $28,954,000, or $2.71 per share, reported for 1999.


                              FINANCIAL POSITION

  Cash, Cash Equivalents, and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $6,360,000 to $21,046,000 at September 30, 2000 from $14,686,000 at December 31, 1999. Included in cash and cash equivalents is $3,853,000 and $3,474,000 held solely for the benefit of MRC at September 30, 2000 and December 31, 1999, respectively. The increase in cash and cash equivalents is primarily due to: (a) proceeds from the sale of the Mill Site property to CCG of

$16,057,000; (b) the issuance of common stock relating to the exercise of stock options of $843,000; (c) a $750,000 cash dividend distribution from the WVMRF; and (d) equity funding from the MRC minority partners of $558,000. These increases were partially offset by: (a) shareholder payment of $3,824,000 contingent upon the Mill Site real estate closing; (b) the payment of $3,275,000 for income taxes; (c) $2,677,000 in capital expenditures; (d) $654,000 for the purchase of 424 additional shares of Fontana Union Water Company stock; and (e) payment of $616,000 in environmental remediation costs.

  Working Capital. During the first nine months of 2000, current assets increased $6,247,000 to $23,303,000 while current liabilities decreased $7,321,000 to $4,565,000. The increase in current assets resulted primarily from the $6,360,000 increase in cash and cash equivalents, as discussed above, partially offset by a small decline of $113,000 in net accounts receivable. The decrease in current liabilities resulted primarily from: (a) the payment of income taxes ($3,275,000); (b) the elimination of substantially all of the environmental liabilities associated with the Mill Site Property ($2.5 million were classified as current liabilities) as a result of the sale of that property to CCG as discussed earlier in this report; and (c) the payment of certain year-end accruals ($870,000). Included in current liabilities as of September 30, 2000 is $528,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital increased during the first nine months of 2000 by $13,568,000 to $18,738,000 at September 30, 2000.

  Real Estate. Real Estate decreased by $35,985,000 during the first nine months of 2000 primarily due to the sale of approximately 588 acres of the Mill Site Property to CCG.

  Investments. There was a $447,000 increase in the Company's investment in the WVMRF during the first nine months of 2000 due to the Company's recording of its equity share of income during the period ($1,198,000) reduced by a cash distribution of $750,000. The $504,000 increase in the Company's investment in Fontana Union Water Company ("FUWC") is due to the purchase of 424 shares of FUWC stock from Western Water Company during the nine months. The purchase price of these 424 shares was $654,000 in cash, partially reduced by the elimination of a commission liability of $150,000 due to Western Water Company. This purchase raised the Company's equity ownership in FUWC from 50.88% to 53.77%.

  Other Assets. The increase in other assets ($512,000) is primarily related to:
(a) capitalized landfill permitting and development costs incurred by MRC ($1,886,000) and minor capital improvements ($96,000). These increases were mostly offset by: (a) the sale of the Mill Site Property to CCG which included the operating sewer treatment plant ($1,081,000, net of accumulated depreciation); (b) an increase in accumulated depreciation as of September 30, 2000 ($298,000): and (c) quarterly principal collections on notes receivable ($84,000).

  Environmental Remediation. With the sale of approximately 588 acres of the Company's Mill Site Property to CCG in August 2000, substantially all of the environmental liabilities associated with that property were eliminated; thus, allowing the Company to reduce its environmental remediate reserves by $21,324,000. As of September 30, 2000, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, including groundwater and other possible third party claims, would be approximately $4.5 million. For example, the Company remains contingently liable for any impacts the elevated total dissolved solid groundwater plume may have on previously existing water wells owned by third parties.

  Long-term Liabilities. The $209,000 decrease in other long-term liabilities is primarily due to a decrease of $208,000 in other long term accrued liabilities.

  Minority Interest and Other Liabilities. As of September 30, 2000, the Company has recorded $5,330,000 of minority interest relating to the approximately 20% ownership interest in MRC the Company does not own.

  Contingent Liabilities. The Company has contingent liabilities more fully described in the notes to the financial statements.


                               BUSINESS OUTLOOK

  The statements contained in this Business Outlook, as well as in the Business Update, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this 10-Q Report, these statements are forward-looking and, therefore, actual results may differ materially.

  Ongoing Operations. As noted above, the Company's revenues from ongoing operations are generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year take-or-pay lease with Cucamonga, and the 50% equity ownership of the West Valley MRF, are essentially complete and the Company is recognizing significant revenues and income from these investments. However, the revenues from ongoing operations will be significantly reduced if the Company completes the pending sale of its ownership interest in Fontana Union to Cucamonga. If the sale is not completed, the Company anticipates revenues from these projects and investments to increase moderately over time as certain key economic factors impacting these projects and investments increase. In addition, the Company continues to evaluate these completed projects and investments in light of how to best provide maximum value to its shareholders. This evaluation process resulted in the Company entering into an agreement to sell it Fontana Union ownership interest to Cucamonga for $87.5 million plus the planned receipt of approximately $2.5 million in other payments due under the CCWD Lease through closing. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE" for additional information).

  If for some reason the sale of the Company's interest in Fontana Union is not completed, the Company would continue to receive payments under the Cucamonga Lease. In this regard, the most significant economic factor affecting future water lease revenues is likely to be adjustments in the MWD rate for untreated and non-interruptible water as available through the Chino Basin Municipal Water District (now called Inland Empire Utilities Agency (the "Lease Rate") upon which the lease payments are currently calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including MWD's need for funds to finance capital improvements and to cover large fixed overhead costs. After increasing at an average of around 8% per year during the past 25 years, MWD is projecting that the MWD rate for untreated, non-interruptible water, including all of the changed rates and charges implemented by MWD since July 1, 1995, will likely increase at less than 5.0% per year for the next 2-4 years. This reduction is due to a reduced capital budget, lower overhead, lower borrowing costs, and reduced levels of inflation. Also affecting the Company's future water lease revenues is the dispute with Cucamonga regarding the calculation of the Lease Rate. The Company has been involved in a Lease Rate dispute with Cucamonga since July 1, 1995 which would be resolved through Cucamonga's purchase of the Company's interest in Fontana Union.

  Further, MWD is in the process of evaluating and considering a major rate restructuring, with several alternatives being proposed. It is anticipated that MWD will discontinue its current rate system and adopt a new rate system to be effective in 2002. The Company cannot predict what impact the potential new MWD rate restructuring process may have on the Company's rate dispute or on the future Lease Rate if the sale to Cucamonga is not completed. However, the current MWD proposal would reduce water rates over the near term.

  In regard to the WVMRF, the most significant factor affecting the Company's future equity income from the WVMRF is the expansion of the facility's capacity from 2,000 to 3,500 tons per day. This expansion, which will cost approximately $9.5 million and is anticipated to be completed and in operation in early 2001, will increase the processing facility by an additional 80,000 square feet and will provide for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on the ability of the WVMRF to attract new customers and waste volumes from the closure of local landfills such as the Spadra Landfill, which closed in April 2000, and on the future construction of any competing facilities.

  Sale of Eagle Mountain Landfill Project. Effective August 9, 2000, Mine Reclamation, LLC, a California limited liability company, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions ("Landfill Project Sale Agreement") with County Sanitation District No. 2 of Los Angeles County (the "District"). In summary, the Landfill Project (which includes the Company's royalty payments under the MRC Lease) is being sold for $41 million with an initial closing currently anticipated to occur in the first quarter of 2001. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

  Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation over the completed federal land exchange. Interest will accrue on this portion of the purchase price commencing with the closing and interest will be paid out to Mine Reclamation, LLC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (i) the release of the $39 million as described above, or (2) the permitting approval of the District's Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

  The District has been undertaking significant due diligence on the Landfill Project and has the right to terminate the Landfill Purchase Agreement if it is not satisfied with the results of its due diligence. Due diligence is expected to continue into early 2001. In addition, a recently announced decision in an unrelated case does have the potential of having a material adverse impact on the Landfill Project and its pending sale. For additional information see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Waste Management - Eagle Mountain Landfill Project - Landfill Project Litigation."

  Sale of the Mill Site Property. As of August 16, 2000, the Company sold approximately 588 acres of the Mill Site Property to CCG Ontario, LLC ("CCG") for $16 million plus the assumption of substantially all of the Company's environmental duties and liabilities associated with the property sold and certain environmental duties and obligations associated with properties previously sold, such as the NAPA Lots. CCG is a subsidiary of Catellus Development Corporation, a New York Stock Exchange company.

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

  Effective October 25, 2000, the Company completed the sale of approximately 37 acres of the Mill Site, known as the Rancho Cucamonga Parcel, to The California Speedway Corporation ("TCSC"). The gross sales price was $3.8 million, or approximately $2.65 per square foot on a net acreage basis.

  Pending Sale of Miscellaneous Properties. The Company has entered into an agreement for the sale of its Lake Tamarisk Properties for $1.75 (gross) million in cash. The sale is subject to buyer's due diligence and a number of other contingencies. The closing on the transaction, if it occurs, scheduled for late in the first quarter of 2001. The Company has also a tentative agreement for the sale of its Silver Lake Mine property, several other mining claims and properties and a 190 acre parcel near Afton Canyon, California. The gross purchase price is $2 million with $700,000 to be received as a down payment and the balance is to be represented by buyer's secured promissory note. The note is payable over five years and accrues interest at the rate of 8% per annum. This transaction is subject to the preparation of a mutually acceptable definitive agreement for the transaction, buyer's due diligence and a number of other contingencies. Closing, if it occurs, is scheduled to occur early in the quarter of 2001. There can be no assurance that either transaction will be consummated, if consummated, or will close on their existing terms.

  Pending Sale of Interest in Fontana Union. As of November 14, 2000, the Company entered into an agreement for the sale of its ownership interest in Fontana Union to Cucamonga for $87.5 million plus certain other payments which are currently estimated to total approximately $2.5 million. The sale is subject to shareholder approval, as well as other closing contingencies. Closing is currently scheduled to occur in January 2001. The completion of this transaction, if it occurs, would settle the outstanding rate dispute litigation with Cucamonga.

  Future Plans. With the completion of the sale of substantially all of the Mill Site Property to CCG, the Company made a payment to the New Kaiser Voluntary Employees' Beneficiary Association and to the Pension Benefit Guaranty Corporation in accordance with the terms of their respective Stock Purchase Agreements with the Company dated November 22, 1999 for $.86 per repurchased share. As a result of the sale of the Rancho Cucamonga property an additional payment was made in November was made totaling approximately $1,062,000 or approximately $.25 per share, subject to final adjustment.

  In addition, subsequent to the sale of the Mill Site Property the Company's Board of Directors approved a number of actions (collectively the "Cash Maximization Strategy") by which the Company will: (1) undertake all reasonable efforts to complete the sale of the Landfill Project to the District and to favorably resolve the outstanding federal land exchange litigation which may take several years; (2) continue to eliminate, minimize, and/or reduce the risk of any outstanding environmental and other similar types of liabilities that the Company may have; (3) sell, as quickly as reasonably possible, the Company's miscellaneous assets such as surplus property in Riverside County, California, and various mineral interests such as the Silver Lake Mine in San Bernardino County, California; (4) continue to hold the Company's principal remaining assets which will be the Company's 50% interest in the West Valley MRF and the Cucamonga Lease for the purpose of generating significant cash flow while continuing to evaluate market opportunities for these assets if conditions develop to allow maximum value to be realized; (5) further reduce its general and administrative expenses by, among other things, eliminating positions and/or negotiating reduced time commitments for senior company executives over approximately the next twelve months; and (6) incentivize management for implementing the Cash Maximization Strategy as effectively and efficiently as reasonably possible. The primary goal of the Cash Maximization Strategy is to reasonably maximize cash available to shareholders, from time to time, either in the form of distributions or Company stock repurchases until such time as it may be determined that maximum value can be achieved in some form for the Company's principal remaining assets.

  The Company has undertaken various steps to implement the Cash Maximization Strategy, including reaching agreements for the sale of various miscellaneous assets as discussed above. In addition, while the Company was prepared to retain its ownership in Fontana Union and the Cucamonga Lease for a substantial period of time pursuant to the Cash Maximization Strategy, the Company determined that the timing was appropriate to achieve maximum shareholder value at the price the parties were able to negotiate of $87.5 million plus the receipt of approximately $2.5 million in other payments. As a result of these pending transactions, the Company will again be evaluating the timing and alternative means of making the Company's excess cash available to shareholders.

  Corporate Overhead. As the above transactions are completed, the Company intends to reduce its corporate staffing and overhead to reflect the reduced requirements of its remaining operations and projects.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; and (b) amounts available under its $30,000,000 revolving-to-term credit facility will be sufficient to satisfy the Company's operating cash requirements. However, the revolving-to-term credit facility will be terminated in the near future in connection with the sale of the Company's Fontana Union stock to Cucamonga.

  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of NOLs, if any, has historically been reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs at September 30, 2000, are estimated to be approximately $35 million for federal purposes. These federal NOLs expire in varying amounts over a period from year 2006 to 2013. In addition, the Company expects that the closing of the sale of MRC to the Los Angeles Sanitation District will result in a taxable loss in the range of $15-$20 million. Such a loss would increase the Company's federal NOLs by the amount of the loss and create a state NOL equal to 50% of the loss.

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


Item 2.  FINANCIAL STATEMENTS


               (Remainder of this Page Intentionally Left Blank)

                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                                  September 30,        December 31,
                                                                      2000                 1999
                                                                      ----                 ----
                                                                   (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents...............................         $21,046,000         $ 14,686,000
   Accounts receivable and other, net of allowance for
    doubtful accounts of $83,000 and $90,000,
    respectively...........................................           1,865,000            1,978,000
   Deferred tax assets.....................................             285,000              285,000
   Note receivable.........................................             107,000              107,000
                                                                    -----------         ------------

                                                                     23,303,000           17,056,000
                                                                    -----------         ------------

Investment in Fontana Union Water Company..................          16,612,000           16,108,000
                                                                    -----------         ------------

Investment in West Valley MRF..............................           3,456,000            3,009,000
                                                                    -----------         ------------

Real Estate
   Land and improvements...................................           8,543,000            8,543,000
   Real estate held for sale...............................           2,835,000           38,820,000
                                                                    -----------         ------------

                                                                     11,378,000           47,363,000
                                                                    -----------         ------------

Other Assets
   Note Receivable.........................................             616,000              700,000
   Deferred tax assets.....................................             577,000              577,000
   Landfill permitting and development.....................          17,686,000           15,800,000
   Buildings and equipment (net)...........................           1,533,000            2,805,000
   Other assets............................................               9,000               27,000
                                                                    -----------         ------------

                                                                     20,421,000           19,909,000
                                                                    -----------         ------------

Total Assets...............................................         $75,170,000         $103,445,000
                                                                    ===========         ============



   The accompanying notes are an integral part of the consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                             September 30,      December 31,
                                                                 2000               1999
                                                                 ----               ----
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable.......................................     $   681,000       $    887,000
   Income taxes payable...................................         226,000          3,501,000
   Accrued liabilities....................................       3,658,000          4,998,000
   Environmental remediation..............................              --          2,500,000
                                                               -----------       ------------

                                                                 4,565,000         11,886,000
                                                               -----------       ------------

Long-term Liabilities
   Deferred gain on sale of real estate...................         723,000            724,000
   Accrued liabilities....................................       1,097,000          1,305,000
   Environmental remediation..............................       4,500,000         23,868,000
                                                               -----------       ------------

                                                                 6,320,000         25,897,000
                                                               -----------       ------------

Total Liabilities.........................................      10,885,000         37,783,000
                                                               -----------       ------------

Minority Interest.........................................       5,330,000          4,772,000
                                                               -----------       ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
    13,333,333 shares; issued and outstanding
    6,415,353 and 6,316,853 respectively..................         193,000            189,000
   Capital in excess of par value.........................      49,584,000         48,745,000
   Retained earnings......................................       9,178,000         11,956,000
                                                               -----------       ------------

Total Stockholders' Equity................................      58,955,000         60,890,000
                                                               -----------       ------------

Total Liabilities and Stockholders' Equity................     $75,170,000       $103,445,000
                                                               ===========       ============

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               for the Three and Nine Months Ended September 30
                                  (Unaudited)

                                                         Three Months Ended                             Nine Months Ended
                                                            September 30                                   September 30
                                                    ---------------------------------            ---------------------------------
                                                       2000                   1999                  2000                   1999
                                                    ----------            -----------            ----------            -----------
Resource Revenues
 Ongoing Operations
  Water resource..............................      $1,154,000            $ 1,188,000            $3,464,000            $ 3,548,000
  Property redevelopment......................         364,000                355,000             1,124,000              1,081,000
  Mill Site land sale deferred gain realized..           1,000                    ---                 1,000                    ---
  Gain on merger of PMI into ISC..............             ---             35,713,000                   ---             35,713,000
  Gain on sale of ISC common stock............             ---              3,192,000                   ---              3,192,000
  Income (loss) from equity method investments
   Penske Motorsports Inc.....................             ---                    ---                   ---               (329,000)
   West Valley MRF, LLC.......................         390,000                368,000             1,198,000                580,000
                                                    ----------            -----------            ----------            -----------

    Total ongoing operations...................      1,909,000             40,816,000             5,787,000             43,785,000
                                                    ----------            -----------            ----------            -----------

  Interim Activities                                    82,000                116,000               269,000                286,000
                                                    ----------            -----------            ----------            -----------

    Total resource revenues....................      1,991,000             40,932,000             6,056,000             44,071,000
                                                    ----------            -----------            ----------            -----------

Resource Operating Costs
 Operations and maintenance...................         182,000                232,000               613,000                664,000
 Administrative support expenses..............         614,000                434,000             1,481,000              1,318,000
                                                    ----------            -----------            ----------            -----------

   Total resource operating costs.............         796,000                666,000             2,094,000              1,982,000
                                                    ----------            -----------            ----------            -----------

Income from Resources.........................       1,195,000             40,266,000             3,962,000             42,089,000

 Corporate general and administrative expenses         912,000              1,012,000             2,540,000              2,754,000
                                                    ----------            -----------            ----------            -----------

Income from Operations........................         283,000             39,254,000             1,422,000             39,335,000

 Net Interest (income) expense................        (166,000)               104,000              (322,000)               757,000
                                                    ----------            -----------            ----------            -----------

Income before Income Tax Provision............         449,000             39,150,000             1,744,000             38,578,000

 Income tax provision.........................         180,000              9,843,000               698,000              9,624,000
                                                    ----------            -----------            ----------            -----------

Net Income....................................      $  269,000            $29,307,000            $1,046,000            $28,954,000
                                                    ==========            ===========            ==========            ===========

Basic Earnings Per Share......................      $      .04            $      2.77                  $.27            $      2.71
                                                    ==========            ===========            ==========            ===========

Diluted Earnings Per Share....................      $      .04            $      2.73                  $.26            $      2.67
                                                    ==========            ===========            ==========            ===========

Basic Weighted Average Number of Shares
 Outstanding..................................       6,405,000             10,583,000             6,377,000             10,698,000


Diluted Weighted Average Number of Shares
 Outstanding..................................       6,724,000             10,752,000             6,725,000             10,839,000

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the Nine Months Ended September 30
                                  (Unaudited)

                                                                             2000                   1999
                                                                          -----------           ------------
Cash Flows from Operating Activities
 Net income....................................................           $ 1,046,000           $ 28,954,000
 Provision for income tax which is credited to equity..........                   ---              5,806,000
 Deferred tax (benefit) expense................................                   ---             (1,013,000)
 Income from equity method investments.........................            (1,198,000)              (251,000)
 Mill Site deferred gain realized..............................                (1,000)                   ---
 Gain on merger of PMI into ISC................................                   ---            (35,713,000)
 Gain on sale of ISC common stock..............................                   ---             (3,192,000)
 Depreciation and amortization.................................               333,000                407,000
 Allowance for doubtful accounts...............................                (7,000)               (50,000)
 Changes in assets:
   Receivables and other.......................................               120,000                595,000
 Changes in liabilities:
   Current liabilities.........................................              (972,000)                90,000
   Income taxes payable........................................            (3,275,000)             4,793,000
   Long-term accrued liabilities...............................              (207,000)               (70,000)
                                                                          -----------           ------------

 Net cash flows from operating activities......................            (4,161,000)               356,000
                                                                          -----------           ------------

Cash Flows from Investing Activities
 Minority interest and other liabilities.......................               558,000                393,000
 Distribution from West Valley MRF.............................               750,000                    ---
 Proceeds from the sale of Mill Site Property..................            16,057,000                    ---
 Note receivable collections...................................                84,000                 75,000
 Proceeds from the merger of PMI into ISC......................                   ---             24,419,000
 Proceeds from the sale of ISC common stock....................                   ---             28,859,000
 Investment in Fontana Union Water Co..........................              (654,000)                   ---
 Capital expenditures..........................................            (2,677,000)            (2,552,000)
 Environmental remediation expenditures........................              (616,000)            (1,350,000)
                                                                          -----------           ------------

 Net cash flows from investing activities......................            13,502,000             49,844,000
                                                                          -----------           ------------

Cash Flows from Financing Activities
 Issuance of common stock......................................               843,000                128,000
 Shareholder payment contingent upon Mill Site
   real estate sale............................................            (3,824,000)                   ---
 Borrowings under revolver-to-term credit facility.............                   ---              3,000,000
                                                                          -----------           ------------

 Net cash flows from financing activities......................            (2,981,000)             3,128,000
                                                                          -----------           ------------

Net Changes in Cash and Cash Equivalents.......................             6,360,000             53,328,000

Cash and Cash Equivalents at Beginning of Year.................            14,686,000              3,409,000
                                                                          -----------           ------------

Cash and Cash Equivalents at End of Quarter....................           $21,046,000           $ 56,737,000
                                                                          ===========           ============

The accompanying notes are an integral part of the consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  for the Nine Months Ended September 30, 2000
                                  (Unaudited)

                                                                       Capital In
                                           Common Stock                 Excess of         Retained
                                       --------------------------
                                         Shares           Amount        Par Value         Earnings             Total
                                       ---------------------------------------------------------------------------------
Balance at December 31, 1999            6,316,853        $189,000      $48,745,000       $11,956,000         $60,890,000

   Issuance of shares of
       Common stock.............           98,500           4,000          839,000               ---             843,000

   Shareholder payment
       contingent upon Mill Site
       real estate sale.........              ---             ---              ---        (3,824,000)         (3,824,000)

   Net Income...................              ---             ---              ---         1,046,000           1,046,000
                                        ---------        --------      -----------       -----------         -----------

Balance at September 30, 2000           6,415,353        $193,000      $49,584,000       $ 9,178,000         $58,955,000
                                        =========        ========      ===========       ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    KAISER  VENTURES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  BASIS OF PRESENTATION

  The unaudited, consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at September 30, 2000, and results of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999.


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

  Cucamonga continues to pay under the terms of the Cucamonga Lease, but at a rate substantially less than the Lease Rate that the Company maintains it is entitled to receive pursuant to the Cucamonga Lease. Although the Company is continuing to bill Cucamonga at what it believes is the correct MWD rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The total amount of lease payments in dispute as of September 30, 2000 is approximately $3,045,000. See
Note 6.  SUBSEQUENT EVENTS.

                    KAISER VENTURES INC. AND SUBSIDIARIES

Note 3.  MINE RECLAMATION CORPORATION

  In May 2000, the Company acquired all of MRC's outstanding preferred stock for approximately $97,000 and additionally contributed all of its economic benefits in the MRC Lease (including the Company's right to receive royalty payments under the MRC Lease) to MRC as well as an option to purchase the MRC leased property in exchange for an additional common stock ownership interest in MRC. As a result of these transactions, the Company now owns more than 80% of common stock and 100% of the preferred stock of MRC. During June 2000, MRC formed Mine Reclamation, LLC, a California limited liability company, and then contributed all of its assets and obligations to the new subsidiary. MRC will now be included in the Company's consolidated tax group for income tax reporting purposes.


Note 4.  SUPPLEMENTAL CASH FLOW INFORMATION

  During the nine months ended September 30, 1999, the Company issued $61,000 of common stock for the payment of bonuses. The Company has not issued any common stock for the payment of bonuses during 2000.

  As a result of the sale of 588 acres to CCG in August 2000, the Company received $16.1 million in cash and reduced its environmental liabilities by $21.3 million. This sale did not result in a gain or loss for the Company.


Note 5.  COMMITMENTS AND CONTINGENCIES

  Environmental Contingencies.    As of September 30, 2000, the Company
estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, including groundwater and other possible third party claims, would be approximately $4.5 million. The Company remains contingently liable for any impacts the elevated total dissolved solid groundwater plume may have on water wells owned by third parties. The City of Ontario, California has commenced litigation against the Company alleging that the Company has contaminated one of its municipal wells. The Company believes sufficient amounts have been accrued for this contingency if it should arise.

Note 6.  SUBEQUENT EVENTS

  Sale of the Mill Site Property. As of October 25, 2000, the Company completed the sale of approximately 37 acres of the Mill Site, known as the Rancho Cucamonga Parcel, to The California Speedway Corporation ("TCSC"). The sales price is approximately $3.8 million, or approximately $2.65 per square foot on a net acreage basis. As a result of this sale, an additional payment to the New Kaiser Voluntary Employees' Beneficiary Association and to the Pension Benefit Guaranty Corporation in accordance with the terms of their respective Stock Purchase Agreements is scheduled to be made during the first week of November 2000, and it is anticipated to total approximately $1,062,000 or approximately $.25 per share, subject to final adjustment.

  As of November 14, 2000, the Company entered into an Agreement for the sale of its ownership interest in Fontana Union Water Company to Cucamonga for $87.5 million plus approximately $2.5

                    KAISER VENTURES INC. AND SUBSIDIARIES

million in payments under the Cucamonga Lease. The sale will result in settlement of the current rate dispute litigation with Cucamonga. The transaction is subject to the approval of the Company's shareholders and several other contingencies. The transaction is currently anticipated to close in January 2001.

  On November 9, 2000, the Company, through its wholly owned subsidiary, Lake Tamarisk Development Corporation, entered into an agreement to sell its Lake Tamarisk properties for $1.75 million in cash. The transaction is subject to buyer's satisfaction of its due diligence and numerous other contingencies. In addition, the Company has reached a tentative agreement for the sale of its Silver Lake Mine property, and other mining and related properties for $2 million. The purchase price is payable $700,000 in cash, with the balance of the purchase price represented by buyer's secured promissory note payable over 5 years at 8% interest. The parties are currently negotiating the terms of a definitive purchase and sale agreement. Assuming the parties reach a definitive agreement, the transaction will be subject to numerous contingencies, including the satisfaction of buyer's due diligence. Both transactions, if they close, are anticipated to close in the first quarter of 2001.

  There is no assurance that any of the pending transactions will close or, if they close, they will close on their current terms.


                                    PART II

Item 1.  LEGAL PROCEEDINGS

  As discussed in the Company's Form 10-K Report and First and Second Quarter 10-Q Reports for 1999, the Company is engaged in certain claims and litigation. Except as noted below, there were no material developments in any legal proceeding in the third quarter.

  City of Ontario Litigation. On October 20, 2000, the City of Ontario executed a dismissal of its lawsuit in San Bernardino County Superior Court (City of Ontario v. Kaiser Ventures Inc., et al.; Case No. RCV 17334) against the Company that it filed in September 1995. In the lawsuit, the City of Ontario asserted that the Company was responsible for the alleged contamination of one of its municipal wells by mercury and elevated total dissolved solids (i.e., salts). Even with the dismissal, the City of Ontario has stated that it will continue to seek recourse from the Company for the elevated salt content in the well. The Company is in the process of evaluating the city's claim of elevated salt contamination.

  Eagle Mountain Land Exchange Litigation. A recently announced decision in an unrelated case has the potential of having a material adverse impact on the federal land exchange litigation and thus, the Landfill Project and its pending sale. On November 6, 2000, the Ninth Circuit U.S. Court of Appeals issued a decision which required the reversal of the completed federal land exchange for the competing Mesquite rail-haul landfill project. In the case, Desert Citizens Against Pollution v Bisson, (9/th/ Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals, among other things, determined that the U.S. Bureau of Land Management ("BLM") did not properly value the land being acquired by the developer of the landfill project. The Court concluded that the appraisal should have considered the value of the land being acquired as a potential landfill. It is anticipated that the plaintiffs in the Company's federal land exchange litigation will now assert that the appraisal used to complete the federal land exchange between the BLM and the Company is similarly defective. The Company along with MRC as now in

                     KAISER VENTURES INC. AND SUBSIDIARIES

the process of evaluating this decision and its potential impact on the current federal land exchange litigation. The Ninth Circuit's decision focused on a valuation issue involving the dollar amount assigned to the land to be exchanged, which issue can be resolved through the exchange of additional land and/or a cash equalization payment. Perhaps of more importance are the issues surrounding the procedures and time that may be needed to implement a new appraisal. For additional information on the Landfill Project litigation, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Waste Management - Eagle Mountain Landfill Project - Landfill Project Litigation" in this 10-Q Report

  Cucamonga Rate Litigation. The Company and Cucamonga have reached an agreement pursuant to which the outstanding rate dispute litigation between the parties will be fully resolved by the purchase by Cucamonga of the Company's interest in Fontana Union. The settlement is contingent upon the successful consummation of the sale to Cucamonga. For additional information on the rate dispute litigation with Cucamonga see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND OPERATING RESULTS - BUSINESS UPDATE - Investment in Fontana Union Water Company".

Item 2.  CHANGES IN SECURITIES

  An amendment to the outstanding stock option agreements with current and former directors and officers was approved by the Board's Stock Option Committee allowing the net exercise for stock options and withholding taxes even though there may be an adverse earnings charge for financial statement purposes. The amendment also provides for the automatic net exercise of stock options upon the expiration of a stock option's term.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  None.


Item 5.  OTHER INFORMATION

  None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A.  Exhibits
          --------

          (*  Indicates compensation plan, contract or arrangement.)

          Exhibit 4 - Form of Amendment to Stock Option Agreements.*

          Exhibit 10.1 - Long Term Transaction Incentive Plan.*

                     KAISER VENTURES INC. AND SUBSIDIARIES

          Exhibit 10.2 - Second Amended and Restated Employment Agreement between Richard E. Stoddard and Kaiser Ventures Inc. dated September 19, 2000.*

          Exhibit 10.3 - Amended and Restated Employment Agreement between James
          F. Verhey and Kaiser Ventures Inc. dated September 19, 2000.*

          Exhibit 10.4 - Amended and Restated Employment Agreement between Terry
          L. Cook and Kaiser Ventures Inc. dated September 19, 2000.*

          Exhibit 10.5 - Amended and Restated Employment Agreement between Anthony Silva and Kaiser Ventures Inc. dated September 19, 2000.*

          Exhibit 10.6 - Amended and Restated Employment Agreement between Paul
          E. Shampay and Kaiser Ventures Inc. dated September 19, 2000.*

          Exhibit 10.7 - Stock Purchase Agreement and Joint Escrow Instructions dated effective November 14, 2000, between Kaiser Ventures Inc. and Cucamonga County Water District.

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

                                             KAISER VENTURES INC.



Dated:  November 17, 2000                    /s/ James F. Verhey
                                             -------------------
                                             James F. Verhey
                                             Principal Financial Officer