Form 10-K
period 2000-12-31
KAISER VENTURES INC
filed 2001-03-30
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                      OR
   [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-18858

                             KAISER VENTURES INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                          94-0594733
               --------                                          ----------
      (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

   3633 E. Inland Empire Blvd. Suite 850
            Ontario, Ca 91764
            -----------------
 (Address of principal executive offices
                and zip code)

Registrant's telephone number, including area code: (909) 483-8500
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange on
               Title of Each Class                      which Registered
               -------------------                      ----------------
          Common Stock ($.03 par value)              Nasdaq Stock Market(SM)

                                _______________

Securities registered pursuant to Section 12(g) of the Act:  None
                                _______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No _____
                                       -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ("229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's Common Stock, $.03 par value, held by non-affiliates of the registrant was approximately $65,037,000 based upon the average of the bid and ask prices of registrant's Common Stock on the Nasdaq Stock Market(SM) at March 20, 2001, or $12.66 per share. (For purposes of this calculation, shares of common stock held by each director, executive officer, and by each person known by the registrant as owning 10% or more of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X    No _____
                          -----

At March 20, 2001, 6,546,951 shares of the registrant's Common Stock, $.03 par value, were outstanding, including 136,919 shares deemed outstanding but reserved for issuance to the general unsecured creditors of Kaiser Steel Corporation.

Documents Incorporated By Reference: None, except for certain exhibits as identified in the Exhibit List to this Form 10-K Report.

                        TABLE OF CONTENTS TO FORM 10-K

PART I                                                                      PAGE
   Item 1.   BUSINESS.....................................................    1

   Item 2.   PROPERTIES...................................................   16

   Item 3.   LEGAL PROCEEDINGS............................................   18

   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS.....................................................   20

PART II

   Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.................................   20

   Item 6.   SELECTED FINANCIAL DATA......................................   22

   Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.........................   23

   Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   31

   Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE......................   31

PART III

   Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT..................................................   32

   Item 11.  EXECUTIVE COMPENSATION.......................................   36

   Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT..............................................   40

   Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............   42

PART IV

   Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K.........................................   43

                                    PART I

FORWARD-LOOKING INFORMATION

     Except for the historical statements and discussions contained herein, statements contained in this 10-K Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, Annual Report to Stockholders, 10-Q Report or 8-K Report of the Company may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. When used or incorporated by reference in this 10-K Report or in other written or oral statements, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, actual results could materially differ from those projected as a result of factors such as, but not limited to: general economic conditions in the United States and Southern California; the discovery of unanticipated environmental conditions on any of the Company's properties; the failure of the bankruptcy discharge granted to the Company to address claims and litigation that relate to the pre-bankruptcy activities of Kaiser Steel Corporation, including asbestos claims; the failure of the Los Angeles Sanitation District No. 2 to complete its anticipated purchase of the Eagle Mountain landfill project and/or the success of any material litigation involving the Company or its projects such as legal challenges to the completed federal land exchange for the Eagle Mountain landfill project. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 1.   BUSINESS

General

     Kaiser Ventures Inc. ("Kaiser" or the "Company", including its wholly-owned subsidiaries unless otherwise provided herein) is an asset development company based in Southern California. The Company is the reorganized successor to Kaiser Steel Corporation ("KSC") which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. As of the date this 10-K Report was filed with the Securities and Exchange Commission, the Company's principal assets include: (i) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (ii) an approximately 80% ownership interest in Mine Reclamation, LLC ("MRC"), the company seeking to permit and develop a rail-haul municipal solid waste landfill (the "Landfill Project") at the Eagle Mountain Site; (iii) the 9,144 acre idle iron ore mine in the California desert (the "Eagle Mountain Site") which includes the associated 1,100 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the property which is leased to MRC for the Landfill Project. The Company also has a substantial cash position as a result of the closing of the sale of its ownership interest in Fontana Union Water Company ("Fontana Union") to Cucamonga County Water District ("Cucamonga") for $87.5 million on March 6, 2001 (the "Fontana Union Stock Sale"). The Company has been developing the assets it received out of the KSC bankruptcy and then selling them at such time as the Company believes it can achieve maximum stockholder value for the particular project or asset.

     In addition, the Company's financial position is enhanced by approximately $43 million of federal net operating loss tax carry forwards ("NOLs"), as of December 31, 2000.

Summary of Significant Developments in 2000

     During 2000, a number of major events occurred which significantly affected the Company. Readers are encouraged to read this 10-K Report in its entirety in order to adequately understand the impact of these events on the Company and its business. The following points summarize five significant developments for the Company in 2000:

     . On August 9, 2000, MRC entered into an agreement with County Sanitation District No. 2 of Los Angeles County (the "District") to sell the Landfill Project (including the royalty payments under the Company's lease with MRC) for approximately $41 million (the "Landfill Transaction"). The Landfill Transaction is subject to the satisfaction of numerous conditions and the extension of the currently scheduled closing date. While there is no assurance there will a closing, it is currently anticipated that these conditions will be satisfied and an initial closing on the Landfill Transaction will occur by the end of second quarter of 2001. However, payment of the purchase price to MRC will be delayed until outstanding federal litigation is resolved as discussed in more detail in this 10-K Report. There is no assurance that the Landfill Transaction will actually close or if it closes, the sale will be completed on its current terms. For additional information, see "Part I, Item 1. BUSINESS - Municipal Solid Waste Management - Eagle Mountain Landfill Project."

     . On August 16, 2000, the Company completed the sale of approximately 588 acres (gross) of the former KSC mill site property (the "Mill Site Property") to CCG Ontario, LLC ("CCG"), a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, for $16 million in cash plus the assumption of virtually all environmental liabilities associated with the property sold and certain other environmental liabilities. On October 25, 2000, the Company completed the sale of approximately 37 additional acres (gross) of the Mill Site Property, referred to as the Rancho Cucamonga property, to The California Speedway Corporation for $3.8 million. As a result of these transactions, the Company only owns an approximate 5 acre parcel known as the Tar Pits Parcel, at the former KSC mill site. For additional information, see "Part 1, Item. BUSINESS - The Mill Site Property."

     . Upon the completion of the sale to CCG, the Company's Board of Directors and management intensified their evaluation of alternatives for the Company and its assets. In September 2000, the Company's Board of Directors approved a number of actions (collectively the "Cash Maximization Strategy") by which the Company would: (1) undertake all reasonable efforts to complete the sale of the Landfill Project to the District and to favorably resolve the outstanding federal land exchange litigation which may take several years; (2) continue to eliminate, minimize, and/or reduce the risk of any outstanding environmental and other similar types of liabilities that the Company may have; (3) sell, as quickly as reasonably possible, the Company's miscellaneous assets such as surplus property in Riverside County, California, and various mineral interests such as the Silver Lake Mine in San Bernardino County, California; (4) continue to hold the Company's principal remaining assets which at that time were the Company's 50% interest in the WVMRF and the lease with Cucamonga regarding the Company's Fontana Union shares (the "Cucamonga Lease") for the purpose of generating significant cash flow while continuing to evaluate market opportunities for these assets if conditions develop to allow maximum value to be realized; (5) further reduce its general and administrative expenses by, among other things, eliminating positions and/or negotiating reduced time commitments for senior company executives over approximately the next twelve months; and (6) provide management incentives for implementing the Cash Maximization Strategy as effectively and efficiently as reasonably possible.

     . While the Company was prepared to retain its ownership in Fontana Union for a substantial period of time pursuant to the Cash Maximization Strategy, CCWD expressed a desire to purchase the Company's ownership interest in Fontana Union in the context of resolving the litigation dispute between the Company and CCWD. As of November 14, 2000, the Company entered into that certain Stock Purchase Agreement and Joint Escrow Instructions pursuant to which the Company agreed to sell its ownership interest in Fontana Union to Cucamonga for $87.5 million plus approximately $2.5 million in payments due under the Cucamonga Lease through December 31, 2000. The Company's stockholders approved the Fontana Union Stock Sale in February 2001, and the transaction was completed on March 6, 2001. For additional information, see "Part I, Item 1. BUSINESS - Water Resources."

     . The Company paid a cash distribution of $2.00 per share to stockholders as of close of business December 13, 2000. Due to the Company's historical and 2000 earnings and profits tax status, the cash distribution was treated as a return of capital applied towards the stockholder's tax basis in the shares of stock owned.

Future Plans

     As a result of the items outlined above, the Company has been evaluating and continues to evaluate its future strategy and business plan, as well as the timing and alternative means of making its excess cash available to stockholders. The alternatives being considered by the Company's Board of Directors include, but are not limited to, a plan of reorganization or dissolution, dividends, stock repurchases, a reformulation of the Company into a different business form and/or one or more mergers. In evaluating any alternative, the Board is considering and will consider, among other factors:
(i) the Company's current and anticipated future contingent liabilities and cash needs; (ii) tax planning opportunities and their timing, with the goal of reasonably minimizing taxes paid by the Company and its stockholders; (iii) the anticipated timing of achieving maximum value for the Company's remaining assets which may be several years in the future; (iv) expenses, including general administrative and ongoing expenses, related to any particular alternative; (v) the legal and other risks that may be associated with any particular alternative; (vi) the timing of initiating and completing any particular alternative; and (vii) the possible impacts of any particular alternative may have on the trading in the Company's stock. The foregoing listing of factors is not intended to list every point that is or will be considered by the Company and its Board of Directors. It is currently anticipated that the Company's Board of Directors will make a final determination on the appropriate alternative or series of alternatives by the end of the second quarter of 2001.

Water Resources

     Background. In March 2000, the Company increased its ownership interest in Fontana Union, a mutual water company, which was a primary local source of water for KSC's former steel making operations, from 50.88% to 53.71% by the acquisition of 424.4 shares of Fontana Union at a price of approximately $1,540 per share. The price per share paid in the transaction reflects a substantial minority interest discount and the settlement of a dispute between the Company and the seller of the shares. Effective March 6, 2001, the Company sold its ownership interest in Fontana Union to Cucamonga for $87.5 million or approximately $10,860 per share of Fontana Union stock. In addition, the Company received approximately $2.5 million in payments under the Cucamonga Lease. Thus, the following information concerning Fontana Union and Cucamonga is provided for historical purposes and to assist the reader as to the context of the Fontana Union Stock Sale.

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

     Kaiser's ownership of Fontana Union entitled the Company to receive, annually, its proportionate share of Fontana Union's water which historically totals approximately 34,000 acre feet per year (an acre foot equals approximately 325,000 gallons). In addition, when other shareholders of Fontana Union do not take their annual proportionate shares of water, the unclaimed water for each year from those shareholders is divided pro rata among those shareholders that do take such water. As of December 31, 2000, the Company's pro rata interest in unclaimed water raises its effective overall share to approximately 57.19%. Over time, the Company expected this supplemental source of water to be reduced or eliminated as minority shareholders, who do not currently utilize all their water, begin to use, sell, or lease their water interests.

     Lease to Cucamonga County Water District. In 1989, the Company leased its shares of Fontana Union stock it then owned to Cucamonga, a local water district which currently holds an "A" credit rating from Moody's Investor Services. The shares in Fontana Union purchased in 2000 were not directly included in the lease with Cucamonga. Under the terms of the 102-year take-or-pay lease (the "Cucamonga Lease"), Cucamonga is entitled to receive all of the Company's proportionate share of water from the foregoing sources. Under the terms of the Cucamonga Lease, Cucamonga paid the Company for all of the Company's share of water based upon fixed quantities of water at a rate of 68.13% of the Metropolitan Water District of Southern California's (the "MWD") charge for untreated, non-interruptible water as available through Chino Basin Municipal Water District. Thus, on a quarterly basis, Cucamonga paid for its proportionate share of the agreed upon annual quantities regardless of fluctuations in actual water flows and actual receipt and use of water, except in certain limited situations. During 2000, the Cucamonga Lease generated approximately $5.64 million in revenues to the Company.

     In addition, Cucamonga bore substantially all risks and costs of producing the water under the Cucamonga Lease. However, if a third party challenged any of Fontana Union's water rights, the Company and Cucamonga were obligated to share the costs of defending such challenge.

     The Company employed a consulting organization in its search for a lessee of its Fontana Union shares. The consulting agreement calls for a commission payment of 5.42% of each payment received by the Company.

     Under the terms of the Cucamonga Lease, the Company's future lease revenue increases were primarily dependent upon any adjustments in the MWD water rates and other fees upon which the lease rate was calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including the MWD need for funds to finance capital improvements and to cover its fixed operational and overhead costs. The MWD rate increases are often cyclical in nature depending upon such factors as water availability, consumption, capital projects and available reserves. As discussed in more detail below, in 1995 a dispute arose as to MWD's rate increase and the amount payable to the Company under the terms of the Cucamonga Lease. Past rate increases are not necessarily indicative of future rate increases by MWD.

     On July 1, 1995, MWD implemented changed rates and a new rate structure which was the subject of a dispute between the Company and Cucamonga. In December 2000, MWD approved another major rate restructuring which it is now in the process of implementing. Without the Fontana Union Stock Sale, the Company anticipated that it would be engaged in an additional dispute with Cucamonga as a result of MWD's adoption of the major rate restructuring.

     The Cucamonga Lease Dispute. As a result of the July 1995 changes in the MWD rates, the Company asserted that all the changed rates and items implemented by MWD, which must be paid in order to receive untreated, non-interruptible water from MWD, were to be included in the calculation of the MWD rate payable under the terms of the Cucamonga Lease. Cucamonga disputed the Company's interpretation of the Cucamonga Lease which would result in a rate increase greater than 2.7%, the 1995 rate of increase Cucamonga asserted was the appropriate rate increase (the "Dispute"). This Dispute, impacted all payments made by Cucamonga subsequent to July 1995. Because the Company and Cucamonga were unable to resolve this Dispute, in 1996 the Company instituted litigation against Cucamonga in San Bernardino County Superior Court.

     A trial on the matter was held in March 1998. The Court concluded that the MWD Rate as defined in the Cucamonga Lease was discontinued effective July 1, 1995, as a result of the rate restructuring implemented by MWD. Before and after the trial, there were sporadic attempts to resolve the litigation and negotiate a new substitute rate. However, since the parties were not able to reach a resolution of the matter, the matter was to be determined in a reference proceeding as required under the terms of the Cucamonga Lease. The reference proceeding commenced during the week of February 28, 2000. After the conclusion of all the testimony in the proceeding, the court asked for further briefing and scheduled a final oral argument was held on May 15, 2000.

     Fontana Union Stock Sale. Subsequent to the final oral argument, the parties ultimately negotiated an agreement to sell the Company's Fontana Union Stock to Cucamonga for a purchase price of $87.5 million. In addition, Cucamonga agreed to pay $2.5 million in payments under the Cucamonga Lease. The Company's stockholders approved the Fontana Union Stock Sale in February 2001, and the Fontana Union Stock Sale was completed on March 6, 2001.

Property Redevelopment

Mill Site Property

     Background. From 1942 through 1983, KSC operated a steel mill in Southern California near the junction of the Interstate 10 and Interstate 15 freeways and approximately three miles to the northeast of Ontario International Airport. The original Mill Site Property owned by the Company after it emerged from the KSC bankruptcy consisted of approximately 1,200 acres and portions of the property required substantial environmental remediation. Except for the approximate 5 acre Tar Pits Parcel, the Company no longer owns any portion of the Mill Site Property. The disposition of the Mill Site Property by the Company is described below.

     The California Speedway Property. In November 1995, the Company contributed approximately 480 acres of the Mill Site Property in exchange for common stock in the company that became Penske Motorsports, Inc., a leading promoter of motor sports activities and an owner and operator of automobile racetracks ("PMI"). In December 1996, the Company sold to PMI an additional approximately 54 acres of the Mill Site Property, for cash and additional stock in PMI. The California Speedway, a world class motor sports speedway, was built on this approximately 534 acres of the Mill Site Property.

     In July 1999, International Speedway Corporation ("ISC"), through a wholly owned subsidiary, acquired PMI. The Company voted for the merger and elected to take the cash and stock election afforded to PMI shareholders. Pursuant to this election, Kaiser received approximately $24 million in cash and 1,187,407 shares of ISC Class A common stock which resulted in a gain of $35.7 million. Subsequent to the merger, the Company sold all of the shares it owned in ISC at an average price of approximately $53.52 per share, realizing an additional gain of approximately $6.6 million. The gross cash proceeds that the Company received in 1999 from the merger and the subsequent sale of ISC stock totaled approximately $88 million.

     The NAPA Lots. In conjunction with the permitting and development of the California Speedway, the Company permitted and developed for sale three parcels known as the "NAPA Lots." In September 1997, approximately 15.5 acres were sold for a gross sale price of approximately $2.9 million. In November 1999, another of the NAPA Lots of approximately 7.8 acres was sold for a gross cash sales price of approximately $1.7 million. The remaining NAPA Lot of approximately 5.2 acres was sold in December 1999 for a cash sales price of approximately $1.1 million.

     CCG Ontario, LLC. As briefly discussed above in "Part I, Item 1. BUSINESS - Summary of Significant Developments in 2000", in August 2000 the Company sold approximately 588 acres of its remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations (the "CCG Transaction"). The CCG Transaction included the proposed Kaiser Commerce Center with its proposed truck stop, which the Company completed the permitting of in 1999, and the East Slag Pile Property, as well as ancillary items such as the sewer treatment plant and the water rights associated with the property. As part of the CCG Transaction, CCG provided environmental insurance coverage and other financial assurance mechanisms related to the known and unknown environmental obligations and risks associated with the property sold as well as other environmental obligations. In addition, the Company's consent order with the California Department of Toxic Substances Control ("DTSC") was terminated and CCG entered into a new consent order with the DTSC. A consent order is essentially an agreement to investigate and remediate property. Similarly, the Company's financial assurances with the DTSC were terminated and CCG furnished the DTSC with its financial assurances. For additional information, see "Part I, Item 1. BUSINESS - Mill Site Environmental Matters" below.

     Rancho Cucamonga Parcel. In October 2000, the Company completed the sale of approximately 37 acres of the Mill Site Property known as the Rancho Cucamonga Parcel, to The California Speedway Corporation. The gross cash sales price was approximately $3.8 million.

     West Valley MRF Property. In 1997, the Company contributed 23 acres of the Mill Site Property on which phase one of the WVMRF was constructed. Under the terms of the Company's agreements with West Valley MRF, LLC ("West Valley"), in which the Company owns through a subsidiary a 50% interest, the Company contributed an additional approximately 7 acres after its environmental remediation in August 2000. The Company is also obligated to contribute the Tar Pits Parcel to West Valley at West Valley's option, upon the environmental remediation of the Tar Pits Parcel in a manner suitable for use by West Valley. The Tar Pits Parcel is the only acreage that the Company continues to own at the former steel mill site.

     Water Rights Associated with the Mill Site Property. The Mill Site Property has distinct water rights, originally 2,930 acre feet per year, that are separate from the Company's former interest in Fontana Union. The Company sold a portion of these water rights, 1,300 acre feet, as a part of a settlement of litigation and other claims with an adjoining landowner, and the Company contributed another portion, 475 acre feet, with the property now owned by The California Speedway Corporation. The balance of the Company water rights were sold to CCG in connection with the CCG Transaction.

     Sewer Services. Until August 16, 2000, the Company owned and operated a sewage treatment facility that serves property historically owned by the Company or KSC. The sewage treatment plant was sold as a part of the land sale to CCG. The Company continued to receive the revenues associated with the sewage treatment plant through the August 16, 2000, closing with CCG.

Mill Site Environmental Matters

     The operation of a steel mill by the Company's predecessor, KSC, resulted in known contamination of limited portions of the Mill Site Property. In 1988, the Company entered into a consent order with the DTSC, which required the Company to investigate and remediate hazardous materials on the Mill Site Property. Under the consent order, as amended, the phased remediation was scheduled to be completed by July 2005. The amended consent order provided a general outline of the known tasks and the timing of performing such tasks. Any particular item of investigation and/or remediation could be modified with the consent of the DTSC.

     However, as discussed above, the Company's consent order was terminated in connection with the CCG Transaction and CCG entered into a new consent order with the DTSC. As a result, CCG is now responsible for all future investigation and remediation of the Mill Site Property it purchased, as well as various other items covered under the CCG consent order. In addition, CCG assumed and agreed to indemnify the Company against various contractual environmental indemnification and operations and maintenance ("O&M") obligations the Company has with purchasers of other portions of the Mill Site Property. In connection with the CCG Transaction, CCG entered into a fixed price environmental remediation services agreement with IT Corporation ("IT"), an environmental contractor, to remediate the know environmental conditions on the property. In addition, CCG is obligated to remediate the Tar Pits Parcel pursuant to a solidification and capping strategy. The remediation of the Tar Pits parcel is also covered by CCG's agreement with IT.

     Many of the environmental obligations assumed by CCG are backed, in whole or in part, by various financial assurance mechanisms or products. Examples of the financial assurances or products provided, include, but are not limited to: a performance bond issued to assure IT's performance under its environmental remediation service agreement with CCG; a real estate environmental liability insurance policy with a policy limit of $50 million; a remediation stop loss policy covering $15 million in cost overruns for known remediation, which known remediation was estimated to be approximately $15 million; and a limited corporate guaranty of CCG's parent company. All financial assurance mechanisms or products are subject to their terms. In addition, there are certain exceptions to CCG's assumption of the Company's prior environmental obligations such as any certain environmentally related litigation outstanding as of the date of the closing of the CCG Transaction.

     During 2000 and prior to the completion of the CCG Transaction, the Company undertook a number of activities with regard to environmental matters. These activities included, but were not limited to: testing of portions of the ground water monitoring system of the consolidated waste cell ("CWC") on a portion of the Mill Site Property known as the East Slag Pile property now owned by CCG; and continuing operations and maintenance obligations for completed remediation structures such as environmental caps, submittal of a draft remedial action plan for the solidification and capping of the Tar Pits Parcel; and remediation of limited portions of the Rancho Cucamonga Parcel.

     With regard to groundwater, the Company previously settled certain obligations of groundwater contamination with the California Regional Water Quality Control Board concerning a plume (containing total dissolved solids, sulfate, and organic carbon) to which the historic steel operations contributed. The settlement required a $1.5 million cash payment by the Company, which was made in February 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality improvement project. In 1999, approximately 20 years ahead of schedule, the Company contributed the full 25,000 acre feet required under the terms of the settlement agreement with the California Regional Water Quality Control Board. This contribution of water completed all of the Company's obligations to the California Regional Water Quality Control Board under the terms of the settlement agreement. CCG did not assume any of the Company's future obligations, if any, with regard to the specified plume.

     As a result of the CCG Transaction, and the remediation actives undertaken by the Company in 2000, the Company's estimated environmental liabilities were reduced by approximately $21.9 to $4.5 million. Accordingly the total short-term and long-term environmental remediation liabilities of $4.5 million on the Company's balance sheet as of December 31, 2000, reflect the Company's current estimate of its potential remaining environmental related liabilities that are not otherwise covered by other parties and mechanisms such as insurance. These potential environmental liabilities include, among other things, environmental obligations at the Mill Site Property that were not assumed by CCG, such as any potential third party damages from the identified groundwater plume discussed above, environmental remediation work at the Eagle Mountain Site, and third party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate. Future facts and circumstances could cause the Company's current estimate to change significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K Report and Part I, Item 3. Legal Proceedings in this 10-K Report.

     The Company is also involved, from time-to-time, in legal proceedings concerning environmental matters. See "Part I, Item 3. Legal Proceedings."

Eagle Mountain Townsite

     The Eagle Mountain Townsite, which is owned debt free by the Company and now covers approximately 1,100 acres, consists of more than 300 houses (of which approximately 100 have been renovated for current occupancy), a water supply and sewage treatment system, an office building, machine shops, school facilities and other structures. The land exchange with the BLM that was completed in October 1999, expanded the Eagle Mountain townsite from approximately 460 acres to approximately 1,100 acres (see page 14 "Federal Land Exchange and Land Exchange Litigation" in this Form 10-K Report).

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

     When the Eagle Mountain iron ore mine was operational, the Eagle Mountain townsite provided housing for mine employees and their families. Except for many buildings and related piping having asbestos containing materials, there is no known material environmental remediation required at Eagle Mountain. However, in connection with the pending sale of the Landfill Project to the District, the Company has undertaken a number of minor environmental investigation and remediation activities.

Other Redevelopment Opportunities

     Other Property Ownership and Development. The Company owns a number of real estate parcels and mineral deposits in the California desert, including improved and unimproved property at Lake Tamarisk, an unincorporated community located approximately eight miles from the Eagle Mountain site. In November 2000, the Company entered into a contract to sell the Lake Tamarisk property for $1.75 million in cash, but the buyer timely terminated the purchase contract in January 2001. The Company also owned various mineral properties, including the Silver Lake Mine, an active iron ore mine, which it sold effective February 1, 2001, for approximately $0.7 million in cash and buyer's promissory note for approximately $1.3 million. The principal balance of the promissory note accrues interest at the rate of 8% per annum and is payable over a term of five years. The assets sold secure the note.

     The Company is seeking appropriate offers for the sale of its remaining miscellaneous assets.

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

     West Valley MRF, LLC was formed to construct and operate the WVMRF, a material recovery and transfer facility. Effective June 19, 1997, a wholly-owned subsidiary of the Company, Kaiser Recycling Corporation ("KRC") and West Valley Recycling & Transfer, Inc. ("WVRT"), Burrtec's wholly owned subsidiary, entered into a Members Operating Agreement ("MOA") which is substantially the equivalent of a joint venture agreement but for a limited liability company. Pursuant to the terms of the MOA, KRC contributed approximately 23 acres of the mill site on which Phase 1 of the WVMRF was constructed and WVRT contributed all of the goodwill of Burrtec's recycling business that was operated out of Riverside County entitling West Valley MRF, LLC to all revenues generated from such business after the closing date. Under the terms of the MOA, KRC and the Company remain responsible for any pre-existing environmental conditions and WVRT is responsible for environmental issues that may arise related to the future deposit or release, if any, of hazardous substances. The Company and Burrtec have each given their separate performance guaranty agreement pursuant to which they respectively guaranty the prompt performance of their respective subsidiary's obligations under the MOA and in the case of Burrtec, also guaranties performance under the Operations and Maintenance Agreement dealing with the daily operation of the WVMRF by WVRT.

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

     In 1999, the WVMRF began reaching its Phase 1 capacity of 2,000 tons per day on a consistent basis. As a result, the WVMRF made the decision to begin Phase 2 in order to expand the WVMRF's permitted capacity to approximately 3,500 tons per day. The estimated cost of this Phase 2 expansion is approximately $10 million. Phase 2 is nearing completion and is expected to be fully operational in the second quarter of 2001. Completion of Phase 2 will increase the processing facility by an additional 80,000 square feet and will provide for additional materials recovery sorting capacity.

     Most of the financing for the WVMRF was obtained through the issuance and sale of California Pollution Control Financing Authority tax exempt bonds. Approximately $9,500,000 in bonds were issued in June 1997, to finance Phase 1 and approximately $8,500,000 in bonds were issued in May 2000, to finance Phase 2 (collectively the "Bonds"). The Bonds are secured by a pledge and lien on the loan payments made by West Valley MRF, LLC and funds that may be drawn on an irrevocable direct pay letter of credit issued by Union Bank of California, N.A. ("Union Bank"). The Bonds are backed by a letter of credit issued by Union Bank. Pursuant to a Guaranty Agreement with Union Bank, the Company and KRC are liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by West Valley MRF, LLC. Burrtec and its affiliates in effect are also liable under a separate

Guaranty Agreement with Union Bank for the other fifty percent (50%) of the principal and interest on the Bonds in the event of a default by Borrower.

     The interest rate for the Bonds varies weekly and averaged, for 2000, less than 4%. Bonds issued for Phase 1 have a stated maturity date of June 1, 2012, and bonds issued for Phase 2 have a stated maturity date of June 1, 2030, although the West Valley MRF, LLC is required, pursuant to an agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule.

     West Valley MRF, LLC and Union Bank have also executed a Reimbursement Agreement, which was amended at the time of the Phase 2 financing, that among other things, sets the terms and conditions whereby the West Valley MRF, LLC:
(i) is required to repay Union Bank in the event of a draw under the letter of credit; (ii) grants Union Bank certain security interests in the income and property of West Valley MRF, LLC; (iii) agrees to the scheduled redemption of the Bonds; and (iv) agrees to comply with certain financial and other covenants. The Company and KRC have also provided to Union Bank Environmental Guaranty Agreements pursuant to which they are jointly and severally liable for any liability that may be imposed on Union Bank for pre-existing environmental conditions on the Borrower's property acquired from KRC that the Borrower fails to timely address. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Competition. Although other entities have proposed, from time to time, to develop MRF's that would serve the same broad geographic area as that of the WVMRF, the Company believes that none of them has yet completed the permitting process. In addition, Burrtec owns and operates a MRF in Agua Mansa, California located approximately 15 miles from the WVMRF that could compete in very limited areas for waste that might otherwise go to the WVMRF. To date, the MRF in Agua Mansa has had little impact on the WVMRF's market for customers.

Eagle Mountain Landfill Project

     The Eagle Mountain Site. The Company's 9,144 acre Eagle Mountain site, located in the remote California desert approximately 200 miles east of Los Angeles, consists of three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. The Company has leased approximately 4,654 acres of the idled mine site and the rail line to MRC for development of a rail-haul solid-waste landfill (the "Landfill Project"). As discussed in more detail below, the Landfill project is under contract to be sold to the District for $41 million.

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

     Founding, Ownership and Restructuring of Mine Reclamation Corporation. Mine Reclamation Corporation ("Mine Reclamation") was formed in 1982 by waste industry professionals to address the anticipated solid waste disposal problem in Southern California. In order to utilize Kaiser's Eagle Mountain site, the Company, through its subsidiary Kaiser Eagle Mountain, Inc., entered into a lease with Mine Reclamation in 1988 for the development of the Landfill Project (the "MRC Lease"). In 1990, a subsidiary of Browning Ferris Industries ("BFI"), purchased a 50% interest in Mine Reclamation. BFI provided a majority of Mine Reclamation's funding subsequent to its initial investment, which resulted in BFI becoming the majority owner of Mine Reclamation.

     As of August 1, 1994, the ownership of Mine Reclamation was restructured in connection with BFI's decision to withdraw from Mine Reclamation. As part of the restructuring, BFI returned to Mine Reclamation all of its common and preferred stock in Mine Reclamation and paid off all of Mine Reclamation's outstanding bank indebtedness leaving Mine Reclamation substantially debt free. In addition, BFI provided Mine Reclamation with funds in excess of $5,000,000 to be used to fund ongoing development activities.

     Mine Reclamation was further restructured effective January 1, 1995, when the Company through Eagle Mountain Reclamation ("EMR"), a wholly-owned subsidiary separate from the subsidiary that owns the land at Eagle Mountain, acquired common stock in Mine Reclamation representing a 70% ownership interest. This transaction was effective as of January 1, 1995. In exchange for the ownership interest, the MRC Lease was amended to eliminate Mine Reclamation's obligation to pay minimum rent. Mine Reclamation forgave all current contingent non-recourse obligations the Company would have had to repay Mine Reclamation out of future royalties. As a result of subsequent investments in Mine Reclamation, the Company through EMR increased its ownership interest in Mine Reclamation to approximately 75%. In December 2000, EMR was merged with and into the Company.

     In the second quarter of 2000, the Company acquired all of Mine Reclamation's outstanding preferred stock for approximately $97,000. Additionally, the Company contributed all of its economic benefits in the MRC Lease, including the Company's right to receive royalty payments under the terms of the MRC Lease, to Mine Reclamation, as well as an option to purchase the property leased to Mine Reclamation for one dollar in exchange for an additional common stock ownership interest in Mine Reclamation. As a result of these transactions, the Company's ownership interest increased to 80% of the common stock of Mine Reclamation and 100% of its Class A preferred stock. During June 2000, Mine Reclamation formed MRC, and then contributed all of its assets to the new subsidiary and MRC assumed all of Mine Reclamation's obligations.

     In December 2000, Mine Reclamation initiated an offer to exchange Class B Units in MRC for common stock of Mine Reclamation. A number of stockholders accepted the exchange offer. After approval by Mine Reclamation's Board of Directors, in January 2001, shares representing more than 98% of the issued and outstanding shares of Mine Reclamation were cast in favor of dissolving Mine Reclamation Corporation and distributing its assets, Class B and Class A Units, to the stockholders of Mine Reclamation. Accordingly, Mine Reclamation is dissolved and MRC, the limited liability company, is the owner of all assets and is responsible for all obligations of the former Mine Reclamation. The Company now directly owns 80% of all the Class B Units of Mine Reclamation and 100% of the Class A Units of MRC.

     Operation and Financing of MRC. The completion of the Landfill Project is dependent upon, among other things, MRC's continuing ability to raise additional equity capital. Although neither the Company nor any subsidiary of the Company has any obligation to invest funds in MRC, the Company has continued, to date, to make investments in MRC. Through a series of private placements with existing MRC unit holders (formerly shareholders in Mine Reclamation), from July 1995 through the end of 2000, a total of $20.9 million will have been raised by MRC (or Mine Reclamation), with the Company contributing approximately $15.8 million of that amount. It is anticipated that the Company may make additional investments in MRC.

     MRC Lease. In connection with the initial reorganization of Mine Reclamation, the MRC Lease was amended effective July 29, 1994, and again amended effective January 1, 1995, with the Company's acquisition of a 70% interest in Mine Reclamation. The MRC Lease was further modified in January 1996, when the amount of leased acreage was reduced by approximately 50%. The MRC Lease was in effect also modified in June 2000 with the contribution by the Company of its economic benefits under the lease as well as the option to acquire the leased property for $1.00. Finally, the MRC Lease will be terminated upon the consummation of the sale of the Landfill Project to the District, assuming such transaction is completed. Accordingly, much of the information provided in this 10-K Report describing the MRC Lease is provided for historical context. For a more detailed discussion of the MRC Lease, please refer to and read the Company's previous 10-K Reports on this matter.

     Under the terms of the MRC Lease, as amended to date, MRC is responsible for substantially all project costs and activities, including landfill design, permitting, construction and operation. MRC has also agreed to indemnify the Company against claims arising from Mine Reclamation's (now MRC's) activities, including any environmental damage.

     Lease Economics. Until January 1, 1995, Mine Reclamation paid to the Company a minimum monthly rent. However, in conjunction with the Company's acquisition of its equity interest in Mine Reclamation, the MRC Lease was amended effective January 1, 1995, to eliminate the minimum monthly rent. The elimination of the minimum monthly rent did not change the future royalty payments due the Company upon the commencement of landfill operations. However, as discussed above, in the second quarter of 2000 when the Company acquired an additional ownership interest in Mine Reclamation, it transferred all the economic benefit it had under the MRC Lease to Mine Reclamation. The major economic benefits of the MRC Lease transferred to Mine Reclamation in the second quarter of 2000 were: (i) the right to receive royalties for each ton of municipal solid waste disposed of at the landfill (a minimum of $2.00 per ton with the royalty increasing as the tonnage increased and/or as the disposal fee increased); and (ii) a royalty for use of the Eagle Mountain railroad. Upon the creation of MRC, all of these rights were transferred to MRC.

     Government Regulation/Permitting. The design, operation, and closure of solid waste landfills are subject to stringent federal, state, and local environmental regulations. These regulations, among other things, require upgraded or new composite landfill liners, leachate collection and treatment, groundwater and methane gas monitoring, stricter siting and location criteria, closure requirements, and financial assurances (such as a surety bond) from the owner or operator. The Eagle Mountain landfill is designed to meet or exceed these and all other applicable requirements.

     In order to construct and operate the Landfill Project, Mine Reclamation (now MRC) was required to obtain and MRC is required to maintain numerous government permits and approvals relating to such matters as land use compatibility, groundwater protection, air quality emissions, habitat protection, and rodent, pest, and litter controls. The process for obtaining these permits and approvals is often difficult, expensive, and time-consuming, particularly because the siting of landfills is a highly political issue and often draws opposition from environmental groups and local residents.

     By way of background, before any significant regulatory permit may be granted relating to the construction and operation of the Landfill Project, an EIR/EIS must be certified and approved by the appropriate regulatory agencies. In October 1992, the Riverside County Board of Supervisors approved the EIR for the Landfill Project and Mine Reclamation's local land use applications. Legal challenges to the certification of the EIR were mounted in late 1992 by a number of individuals, a conservation group, and Eagle Crest Energy Company ("ECEC"), formerly known as Eagle Mountain Energy Company, which is a potential competitor for the use of a portion of the Landfill Project site.

     In July 1994, the San Diego County Superior Court issued its decisions on the challenges to the EIR for the Landfill Project. The Court announced that it had eight (8) areas of concern in which the EIR was deficient, thus requiring corrective action. As a result of the Court's determinations, the Court set aside and declared void the Riverside County Board of Supervisors' EIR certification and all Riverside County approvals rendered in connection with the EIR certification. The Court ordered activities related to the development of the landfill suspended and directed the preparation of a new final environmental impact report in compliance with applicable law and the Court's conclusions. Mine Reclamation and the Company disagreed with many of the Court's conclusions and initially took steps to appeal the decisions, but later withdrew their appeal to focus their efforts on re-permitting the Landfill Project.

     Approval by Riverside County of the Landfill Project. In March 1995, Mine Reclamation initiated the necessary re-permitting process by filing its land use applications with Riverside County and working with the County and BLM in the preparation of a new EIR/EIS. After extensive public comment the new final EIR/EIS was released to the public in January 1997, and received final approval from the Riverside Board of Supervisors, by a vote of 4-1, on September 9, 1997. In addition, the Development Agreement for the Landfill Project and related land use matters were also approved by the Board of Supervisors.

     The Landfill Project is approved to receive up to 20,000 tons per day (6 days a week) of non-hazardous municipal solid waste. However, the owner of the landfill is limited during the first ten years of operations to 10,000 tons per day of non-County waste plus the waste generated from within the County. After ten years, the owner of the landfill may request an increase in daily tonnage up to the maximum of 20,000 tons, but such increase must be reviewed by and receive the approval of an independent scientific panel as discussed in more detail below.

     EIR Litigation and Appeal. After the September 1997 approval of the new environmental impact report for the Landfill Project, (the "Project EIR"), the litigation with respect to the Project EIR resumed. In February 1998, Judge Judith McConnell of the same San Diego County Superior Court issued her final ruling with respect to the litigation before her on the new Project EIR. Judge McConnell, in her final ruling, found that the new Project EIR remained inadequate in evaluating the Landfill Project's impacts in two general areas:
(i) the threatened desert tortoise; and (ii) impacts to Joshua Tree National Park. Mine Reclamation, the Company, and Riverside County appealed the Superior Court's decision. Project opponents did not appeal any matter.

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

     Subsequent to the completion of the land exchange, two lawsuits were filed challenging the land exchange and requesting its reversal. To date, no immediate injunctive relief has been sought. These two lawsuits generally involve the same parties that were the plaintiffs in the unsuccessful state CEQA litigation and the unsuccessful appeals before the IBLA. It is anticipated that these two lawsuits filed in the Federal District Court located in Riverside, California will be consolidated. A motion, briefing and trial schedule was established by the Federal District Court that was originally to be completed in May 2001. However, for a number or reasons, including, but not limited to, a November 2000 Ninth Circuit Court of Appeals decision discussed below, this original schedule has been delayed. As of the date of this 10-K Report, a new schedule has yet to be established.

     On November 6, 2000, the Ninth Circuit U.S. Court of Appeals issued a decision in an unrelated case that has the potential of having a material adverse impact on the federal land exchange litigation and thus, the Landfill Project and its pending sale. In Desert Citizens Against Pollution v. Bisson, (9/th/ Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals concluded, among other things, that the BLM did not properly value the land being acquired by the competing Mesquite rail-haul landfill project. The court concluded that the appraisal should have considered the lands being acquired from the BLM as a landfill. The court did not, however, determine the proper valuation of the exchanged lands. The plaintiffs in the Company's federal land exchange litigation have amended their respective complaints to allege that the appraisal used in the Company's completed land exchange with the BLM is defective for the same reasons as the appraisal was found to be defective in the Mesquite land exchange case. The Company, MRC, and the BLM are evaluating their options with regard to the appraisal used in the Company's completed land exchange. For additional information on this federal land exchange litigation see "Part 1, Item 3. Legal Proceedings."

     Permitting. In 1999, after the positive appellate decision on the new Project EIR, Mine Reclamation resumed its efforts to seek the final technical permits for the Landfill Project. This process culminated on December 15, 1999, when the California Integrated Waste Management Board voted unanimously to approve and concur in the issuance of the solid waste facilities permit. With the receipt of this facilities permit, the Landfill Project had received all 20 of the major permits and approvals required for siting, constructing, and operating the Landfill Project.

     The Development Agreement. As a part of the process of considering the Landfill Project, the Company and Mine Reclamation negotiated a Development Agreement with Riverside County. The Development Agreement is to be assumed by the District upon its purchase of the Landfill Project. Riverside County has already given its approval to the transfer of the Landfill Project to the District. In summary, the Development Agreement to be executed provides the mechanism by which Mine Reclamation (to become the District upon the sale of the Landfill Project) acquires long-term vested land use rights for a landfill and generally governs the relationship among the parties to the Agreement. The Development Agreement also addresses such items as the duties and indemnification obligations to Riverside County; the extensive financial assurances to be provided to Riverside County; the reservation and availability of landfill space for waste generated within Riverside County; and events of default and remedies as well as a number of other items.

     The initial term of the Development Agreement is fifty years. However, the term can be extended to November 30, 2088, under certain conditions. In order to obtain an increase in the initial 50-year term of the Development Agreement and/or an increase in the initial 10,000 tons per day limit on out-of-County waste, an independent scientific panel will be convened to review such a request. The panel's duties are limited to confirming that the landfill is in substantial compliance with its permits and mitigation measures.

     Environmental Trust Fund. Pursuant to the terms of the Development Agreement and other related documents, $.90 of the per ton payment made to Riverside County on out-of-County municipal solid waste will be deposited into an environmental trust. In addition, Mine Reclamation (to become the

District upon the closing of the sale of the Landfill Project, if it does close) directly pays $.90 per ton into the environmental trust for in-County waste deposited into the landfill. Funds in the environmental trust are to be used within Riverside County for: (a) the protection, acquisition, preservation, and restoration of parks, open space, biological habitat, scenic, cultural, and scientific resources; (b) the support of environmental education and research;
(c) the mitigation of the Project's environmental impacts; and (d) the long-term monitoring of the above mentioned items.

     Finally, $.10 per ton of municipal solid waste deposited into the landfill will be paid to the National Parks Foundation for the benefit of the National Park Service.

     Competition. The solid waste disposal industry is highly competitive with a few large, integrated waste management firms and a significant number of smaller, independent operators. The number of competitors has diminished, but their size has greatly increased as a result of mergers and acquisitions of waste hauler and management companies. Due the pending purchase of the Landfill Project by the District, the Company's management does not currently consider competition to be a major concern of the Company.

     There is currently only one other competing rail-haul project in California, the Mesquite Regional Landfill owned by Goldfields Mining Corporation and its subsidiary Arid Operations, Inc. This landfill project is to be developed in Imperial County. The District has also entered into an agreement to purchase the Mesquite Regional Landfill at a price and on terms substantially similar to the sale of Landfill Project to the District.

     Eagle Crest Energy Company. In November 2000, ECEC, a previous opponent to the Landfill Project, filed an application for a preliminary permit with the Federal Energy Regulatory Commission ("FERC") for a proposed 1,000 mega-watt hydroelectric pump storage project and ancillary facilities (the "ECEC Project"). The proposed ECEC Project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC. The Company has not granted any agreement to sell or lease its property to ECEC. The ECEC Project is essentially the same project that ECEC previously proposed. Its original license application was dismissed by the FERC in July 1999. Due to the completed land exchange with the BLM, there is no title reservation on the Company's property. The Company has objected to the ECEC Project and has petitioned FERC to intervene in the matter.

     Pending Sale of Landfill Project. Effective August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions ("Landfill Project Sale Agreement") with the District. Pursuant to the Landfill Project Sale Agreement, the Landfill Project (which includes the Company's royalty payments under the MRC Lease) will be sold for $41 million, with an initial closing currently anticipated to occur by the end of the second quarter of 2001, assuming the parties can agree on the terms of extending the current scheduled closing date, and assuming the transaction actually closes. Under the terms of the Landfill Project Sale Agreement payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

     Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation challenging the completed federal land exchange. Interest will accrue on this portion of the purchase price commencing with the closing and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District's Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

     The District has been undertaking extensive due diligence on the Landfill Project and has the right to terminate the Landfill Purchase Agreement if it is not satisfied with the results of its due diligence. The District has completed substantially all of its due diligence except in connection with certain title matters. In addition, the parties are negotiating various ancillary agreements. The parties are currently negotiating the terms of an extension of the current April 6, 2001, closing date. If the closing date is not extended, the Landfill Project Sale Agreement will terminate. There is no assurance that the April 6, 2001, closing date will be extended, that the sale of the Landfill Project to District will occur, or if consummated, that the sale will be on the current terms in the Landfill Project Sale Agreement.

     Risk Factors. As discussed throughout this 10-K Report, there are numerous risks associated with Landfill Project and MRC and there can be no assurances that either the Landfill Project or MRC will continue to be viable or that the sale of the Landfill Project will be completed. There have been and will continue to be opponents to the Landfill Project. Given the legal challenges that have occurred to date and the controversies that generally surround landfill projects, legal challenges in addition to the current legal challenges are possible. Additionally, there can be no assurance that there will be an extension of the closing date, that the sale to the District will occur, or that the current terms of the pending transaction will not be modified as a result of future discussions with the District, or as to the timing of the receipt of the purchase price if a closing does occur. Further, there are substantial litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange, which risks have increased as a result of the Ninth Circuit Court of Appeals' decision in the Mesquite case discussed above. Successful resolution of the federal land exchange litigation could take a number of years and substantial further investment by the Company in MRC.

     The Company can make no assurance that sufficient and suitable financing will be made available to MRC in order to allow it to continue to pursue the Landfill Project and to resolve the federal litigation.

Employees

     As of March 20, 2001, Kaiser had 13 full-time and 7 part-time employees. In addition, as of March 20, 2001, MRC, the Company's subsidiary, had 1 full-time employee and 1 part time employee.

Item 2.   PROPERTIES

Office Facilities

     The Company's principal offices are located at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764. The Company leases approximately 5,500 square feet in Ontario, California, pursuant to a lease agreement expiring in August 2002. With the sale of approximately 588 acres of the Mill Site Property to CCG in August 2000, the Company no longer maintains an office on the Mill Site Property. The Company does, however, continue to maintain an office at the Eagle Mountain site. MRC leases an office in Palm Desert, California on a month to month basis, and maintains an office at the Eagle Mountain site. It is currently anticipated that the Palm Desert office of MRC will be closed by the end of the third quarter of 2001.

Eagle Mountain, California

     The Kaiser Eagle Mountain idle iron ore mine and the adjoining Eagle Mountain Townsite are located in Riverside County, approximately ten miles northwest of Desert Center, California. Desert Center is located on Interstate 10 between Indio and Blythe. The heavy duty maintenance shops and electrical power distribution system have been kept substantially intact since the 1982 shutdown. The Company also owns several buildings, a water distribution system, a sewage treatment facility, and related infrastructure. The District, upon its purchase of the Landfill Project, will own a substantial portion of this infrastructure. Accordingly, the District and the Company are negotiating a number of agreements addressing access and joint use of infrastructure facilities. The Eagle Mountain Townsite includes more than 300 single family homes, approximately 100 of which have been renovated and are currently in use. Most of the houses in use are leased to Management and Training Corporation ("MTC") for use in conjunction with a permitted 500-bed community-custody facility operated under a contract with the California Department of Corrections. Utilization of the remaining houses and related facilities will require additional renovation activities plus approval by Riverside County of a Townsite Specific Plan.

     In and around the Eagle Mountain area the Company has various possessory mining claims of approximately 3,509 acres and holds approximately 5,635 acres in fee simple (which includes the Eagle Mountain Townsite). Approximately 4,654 acres of this property will be sold to the District as a part of the District's purchase of the Landfill Project, assuming such sale is completed. See "Part I,
Item 1. BUSINESS - Eagle Mountain Landfill Project".

     The Company owns six deep water wells, of which two are currently being used, and two booster pump stations that serve the Eagle Mountain mine and townsite.

Railroad

     To transport ore from the Eagle Mountain mine to the mill site (see below), KSC constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. The Company owns in fee approximately 10% of the 52-mile railroad right-of-way. The major remaining portion of the railroad right-of-way consists of various private leases and an operating right-of-way from the BLM. The railroad is included in the lease to MRC and, to the extent reasonably possible, will be transferred to the District upon the consummation of the sale of the Landfill Project. (See "Part I, Item 1. BUSINESS - Municipal Solid Waste - Eagle Mountain Landfill Project.")

Fontana, California

     With exception of the approximate 5 acre Tar Pits Parcel, the Company no longer owns any property at the former KSC mill site. Approximately 625 acres of the Mill Site Property and related items such as the Company's remaining water rights associated with the Mill Site Property were sold in 2000. (See "Part 1, Item 1. BUSINESS - Property Development").

Lake Tamarisk, California

     Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development Corporation ("LTDC"), a wholly owned subsidiary of the Company, owns 77 improved lots including one residential structure. LTDC also owns a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk. The property owned by LTDC was under contract and scheduled to be sold in the first quarter of 2001 for $1.75 million in cash, but the buyer timely terminated the purchase under the terms of the purchase and sale agreement. This property is again being marketed by the Company.

Other Real Estate Properties

     The Company owns numerous small parcels of land in Huerfano and Archuleta Counties in Colorado. In February 2001, the Company sold its Silver Lake Mine west of Baker, California, several iron ore deposits, and approximately 190 acres near Afton Canyon, California for approximately $2 million. (See "Part I,
Item 1. BUSINESS - Property Redevelopment - Redevelopment Opportunities".)

Fontana Union Water Company

     Until March 6, 2001 the Company owned 8,057.03 shares or approximately 53.71% of the outstanding stock of Fontana Union, a California mutual water company. On March 6, 2001, the Company sold its shares in Fontana Union for $87.5 million and received approximately $2.5 million in payments under the Cucamonga Lease. (See "Part I, Item 1. BUSINESS - Water Resources.")


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

Litigation

     Eagle Mountain Landfill Project Land Exchange Litigation. In October 1999, the Company's wholly-owned subsidiary, Kaiser Eagle Mountain, Inc., completed a land exchange with the U. S. Bureau of Land Management ("BLM"). This completed land exchange has been challenged in two separate federal lawsuits.

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

     In December 1999, the first case was filed challenging the land exchange - Donna Charpied; Laurence Charpied; et al. v. United States Department of the Interior; Bureau of Land Management; et al, (United States District Court for the Central District of California, Riverside Division, Case No. EDCV 99-0454 RT(MCx)). In January 2000, a second case was filed - National Parks and Conservation Association v. Bureau of Land Management, et al. (United States District Court for the Central District of California, Riverside Division, Case No. EDCV-00-0041 VAX (JWJx)). It is anticipated that both cases will be consolidated into one hearing. The same general opponents that lost the appeal before the IBLA have brought these latest legal challenges. In sum, plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. In November 2000 the Ninth Circuit of Appeals in a case involving the competing Mesquite rail-haul landfill project announced a decision that may have a material adverse impact on the Company's federal land exchange litigation and pending sale to the District. The Ninth Circuit Court of Appeals ruled that the appraisal used in the land exchange between the developer of the Mesquite landfill and the BLM was defective. As a result of its conclusions, the Court ordered that such land exchange be reversed. The plaintiffs in the Company's federal land exchange litigation have amended their respective complaints to include allegations that the appraisal used in the Company's land exchange with the BLM is defective for the same reasons as the appraisal was found to be defective in the Mesquite case. It was originally anticipated that the federal court would hold a trial or rule on summary judgment motions in May 2001. However, that original schedule will be substantially delayed. For additional information on the Landfill Project litigation, see "Introduction - BUSINESS -Waste Management - Eagle Mountain" of this 10-K Report.

     Cucamonga Litigation. The litigation and related reference proceeding with Cucamonga was settled in connection with the Company's sale of all of its shares in Fontana Union to Cucamonga effective March 6, 2001. For more detailed information, please see "Part I, Item 1. BUSINESS - Water Resources."

     Asbestos Suits. The Company, along with KSC Recovery, Inc. (i.e., the KSC bankruptcy estate), are currently named in approximately sixty (60) active asbestos lawsuits. The Company and KSC Recovery, Inc. have been previously named in other asbestos suits but for various reasons those suits are not currently being pursued. Most of the plaintiffs alleged that they were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940's and that the Company and/or KSC Recovery, Inc. were in some manner associated with one or more shipyards or has successor liability. However, there are several claims involving other facilities such as the Mill Site Property. Most of these lawsuits are third party premises claims claiming injury resulting from exposure to asbestos and involve multiple defendants. The Company anticipates that it, often along with KSC Recovery, Inc., will be named as a defendant in additional asbestos lawsuits. A number of large manufactures and/or installers of asbestos and asbestos containing products have filed for bankruptcy over the past couple of years, increasing the likelihood that additional suits will be filed. In addition, the trend has been toward increasing trial damages and settlement demands. Virtually all of the complaints against the Company and KSC are non-specific, but involve allegations relating to pre-bankruptcy activities. To date, several, but not all, of the plaintiffs have agreed that they will not personally pursue the Company, but they have been granted the right to pursue the Company's insurance coverage, to the extent there is coverage. The Company currently believes that it does have substantial insurance coverage for many of the claims and has tendered these suits to appropriate insurance carriers. Many, but not all, of the current asbestos claims are being accepted for defense and indemnity purposes by insurance carriers, subject to a reservation of rights. However, there currently is a dispute as to the amount of insurance coverage. The Company and KSC Recovery, Inc. are engaged in settlement negotiations with insurance carriers with regard to the coverage dispute. In addition, the Company has reserved for asbestos claims and related matters as a part of its environmental reserves. The Company also currently believes that it has various defenses to these claims, including the discharge granted to it in connection with KSC's bankruptcy reorganization. However, this is an evolving area of the law and it is possible that the bankruptcy discharge will not be recognized in many of the asbestos claims. Because the claims involve pre-bankruptcy activities, the KSC bankruptcy estate, through KSC Recovery, Inc. has been incurring defense and settlement costs, which should in large part be reimbursed by insurance.

Bankruptcy Claims

     The Company's predecessor, KSC, was in reorganization under Chapter 11 of the United States Bankruptcy Code from February 1987 until November 1988. Pursuant to the KSC Plan of Reorganization (the "KSC Plan"), the Company established a subsidiary, KSC Recovery, Inc., which was engaged in the process of pursuing certain legal actions on behalf of the former creditors of KSC and handling the remaining administrative duties of the KSC bankruptcy estate, including claims resolution. All litigation and bankruptcy administration costs are borne by KSC Recovery, which maintains a cash reserve from previous litigation and other recoveries to fund anticipated ongoing litigation and administration costs. All major remaining claims in the bankruptcy estate were settled by 1996. Resolution of these claims allowed for a distribution of cash and stock to most of the unsecured creditors of the KSC bankruptcy estate in the second quarter of 1996. Consistent with KSC Recovery, Inc.'s role solely as an agent of the former KSC creditors, the Company's consolidated statements of operations and cash flows do not reflect any of KSC Recovery, Inc.'s activities. Because of the minimum activities of the KSC bankruptcy estate, the Bankruptcy Court terminated its supervision over the estate in October 1996. However, the bankruptcy estate is reopened from time to time to address certain litigation matters as they arise.

     From time-to-time, various other environmental and similar types of claims, such as the environmental and asbestos litigation mentioned above that relate to KSC pre-bankruptcy activities are asserted against KSC Recovery, Inc. and the Company. Excluding the asbestos claims, there were approximately four environmental claims made in 2000, all of which were resolved through KSC Recovery, Inc. Settlements ranged from a $1 million late general unsecured creditor claim in the bankruptcy estate (resulting in actual consideration of about $150,000 being paid to such claimant) to no payment being made. In connection with the KSC Plan, the Company, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the KSC Plan, except as otherwise provided by the KSC Plan and by law. Although the Company believes that in general all pre-petition claims were discharged under the KSC Plan, in the event any of these claims or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a material adverse effect on the Company. In particular, there is some question as to the validity of the discharge with regard to particular claims such as asbestos claims.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Company solicited written consents of its stockholders with respect to approving the sale of all the Company's stock in Fontana Union for $87.5 million to Cucamonga. The consent solicitation was made pursuant to that certain Notice of Consent Solicitation dated January 5, 2001, and the Company's Consent Solicitation Statement dated January 5, 2001. There were a total of 6,385,781 shares, issued, outstanding and entitled to vote as of December 28, 2000, the stockholder record date. The Company extended the time by which consents were to be returned from January 26, 2001, to February 7, 2001. Accordingly, the Fontana Union Stock Sale to Cucamonga was approved. The final tally of the written consents was as follows: FOR - 4,550,421; AGAINST - 16,234; ABSTAIN -3,986.

                                    PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading on the NASDAQ Stock Market(SM) in the fourth quarter of 1990 under the symbol "KSRI." In June 1993, Kaiser changed its name to Kaiser Resources Inc. and symbol to "KRSC." Most recently, the Company changed its name, in June 1995, to Kaiser Ventures Inc., but its trading symbol remained the same. The following table sets forth the range of the high and low reported bid prices of the Company's Common Stock for the periods indicated, as reported on the NASDAQ Stock Market(SM).

                                               Low     High
                                               ---     ----

          2000:
          Fourth quarter...................  $ 9.25   $13.69
          Third quarter....................  $10.63   $13.50
          Second quarter...................  $10.50   $14.25
          First quarter....................  $13.75   $16.06

          1999:
          Fourth quarter...................  $11.88   $16.75
          Third quarter....................  $12.13   $14.13
          Second quarter...................  $ 8.13   $14.00
          First quarter....................  $ 8.00   $10.01

     As of March 20, 2001, there were approximately 2,127 holders of record of the Company's Common Stock.

     As of March 20, 2001, the Company held 136,919 shares that are deemed outstanding but reserved for issuance to the former general unsecured creditors of KSC pursuant to the KSC Plan.

     The Company paid a $2.00 per share cash distribution to stockholders of record as of December 13, 2000. Any future decisions by the Company to pay cash distributions will depend on the alternative or alternatives the Board of Directors may pursue in connection with the future plans of the Company. No assurance can be given that the Company will pay dividends or other cash distributions at any time in the future although the Board is evaluating these and other alternatives. (See "Part 1, Item 1. BUSINESS - Future Plans".)

Item 6.   SELECTED FINANCIAL DATA

     The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included herein.

Selected Statement of Income Data
for the years ended December 31:                        2000            1999           1998           1997           1996
                                                        ----            ----           ----           ----           ----
Total revenues..................................    $  7,644,000   $ 49,516,000   $  7,097,000   $  7,082,000   $ 12,783,000
Costs and expenses..............................       6,847,000     13,788,000      4,539,000      4,891,000      4,518,000
                                                    ------------   ------------   ------------   ------------   ------------
Income from operations..........................         797,000     35,728,000      2,558,000      2,191,000      8,265,000
Net interest (income) expense...................        (581,000)       498,000      1,083,000        672,000        819,000
                                                    ------------   ------------   ------------   ------------   ------------
Income before income tax provision..............       1,378,000     35,230,000      1,475,000      1,519,000      7,446,000
Taxes currently payable.........................          33,000      8,364,000         12,000         43,000         92,000
Deferred tax expense (benefit)..................     (11,998,000)    (3,211,000)       126,000         74,000        840,000
Deferred tax expense credited to equity.........             ---      6,048,000        105,000        554,000      3,945,000
                                                    ------------   ------------   ------------   ------------   ------------
Net income......................................    $ 13,343,000   $ 24,029,000   $  1,232,000   $    848,000   $  2,569,000
                                                    ============   ============   ============   ============   ============
Earnings per share
   Net Income
   Basic........................................    $       2.09   $       2.35   $        .12   $        .08   $        .24
   Diluted......................................    $       1.99   $       2.31   $        .11   $        .08   $        .24
Basic Weighted average
number of shares outstanding....................       6,394,000     10,226,000     10,664,000     10,536,000     10,486,000
Diluted Weighted average
number of shares outstanding....................       6,699,000     10,386,000     10,840,000     10,740,000     10,730,000

Selected Balance Sheet Data
as of December 31:                                      2000            1999           1998           1997           1996
                                                        ----            ----           ----           ----           ----
Cash, cash equivalents and
 short-term investments.........................    $ 10,097,000   $ 14,686,000   $  3,409,000   $  4,330,000   $  8,482,000
Working capital.................................      19,274,000      5,170,000     (2,487,000)    (4,685,000)    (1,240,000)
Total assets....................................      74,788,000    103,445,000    142,942,000    139,265,000    134,067,000
Long-term debt..................................             ---            ---     13,750,000      8,982,000      8,102,000
Long-term environmental
 remediation reserves...........................       4,490,000     23,868,000     24,465,000     24,673,000     26,466,000
Stockholders' equity............................      59,474,000     60,890,000     87,838,000     86,204,000     81,448,000
Shares outstanding..............................       6,523,000      6,317,000     10,685,000     10,591,000     10,488,000
Book value per share............................    $       9.12   $       9.64   $       8.22   $       8.14   $       7.77

(1) The deferred tax expense credited to equity represents taxes that are recorded by the Company for financial reporting purposes, but are not payable due to the Company's utilization of Net Operating Loss ("NOL") benefits from losses arising prior to and through the KSC bankruptcy. Although the amount of this benefit is not included in net income, stockholders' equity is increased in an amount equal to the NOL tax benefit reported. NOL carryforwards at December 31, 2000, were approximately $43 million and $1 million for federal and state income tax purposes, respectively.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Section 1: Operating Results

Summary Background

     Kaiser Ventures Inc. ("Kaiser" or the "Company", including its wholly-owned subsidiaries unless otherwise provided herein) is an asset development company based in Southern California. The Company is the reorganized successor to Kaiser Steel Corporation ("KSC") which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. As of the date of this 10-K Report, the Company's principal assets include: (i) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company; (ii) an approximately 80% ownership interest in Mine Reclamation, LLC ("MRC"), the company seeking to permit and develop a rail-haul municipal solid waste landfill (the "Landfill Project") at the Eagle Mountain Site; (iii) the 9,144 acre idle iron ore mine in the California desert (the "Eagle Mountain Site") which includes the associated 1,100 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the property which is leased to MRC for the Landfill Project. The Company also has a substantial cash position as a result of the sale of its ownership interest in Fontana Union Water Company ("Fontana Union") to Cucamonga County Water District ("Cucamonga") for $87.5 million effective March 6, 2001 (the "Fontana Union Stock Sale"). (See "Note 20. Subsequent Events" for additional information.) The Company has been developing the assets it received out of the KSC bankruptcy and then selling them at such time as the Company believes it can achieve maximum stockholder value for the particular project or asset.

Summary of Significant Developments in 2000

     During 2000, a number of major events occurred which significantly affected the Company. Readers are encouraged to read this 10-K Report in its entirety in order to adequately understand the impact of these events on the Company and its business. The following points summarize five significant developments for the Company in 2000: (1) MRC, entered into an agreement to sell the Landfill Project to the County Sanitation District No. 2 of Los Angeles County (the "District");
(2) the Company completed the sales of its remaining two saleable parcels of Mill Site Property, approximately 588 acres to CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, and approximately 37 acres to The California Speedway Corporation; (3) in November 2000, the Company reached an agreement to sell its ownership interest in Fontana Union to Cucamonga County Water District ("Cucamonga") for $87.5 million in cash and to settle the current rate dispute litigation with Cucamonga which transactions were completed on March 6, 2001;
(4) the Board adopted a Cash Maximization Strategy which involves: (i) undertaking all reasonable efforts to complete the sale of the Landfill Project to the District, including resolving the outstanding federal litigation which may take several years; (ii) taking steps to reduce and/or eliminate various liabilities and obligations of the Company; (iii) selling, as quickly as reasonable possible, the Company's various miscellaneous assets; (iv) holding the Company's 50% interest in the WVMRF for the purposes of generating significant cash flow while continuing to evaluate market opportunities for the asset (the Company was prepared to hold its interest in Fontana Union as well but it was sold on March 6, 2001); (v) reducing general and administration expenses over the next year; and (vi) approval of management incentives for implementing the Cash Maximization Strategy; and (5) payment of a $2.00 cash distribution to the Company's stockholders record as of December 13, 2000.

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

Interim Activities (net)

     Revenues from interim activities are generated from various sources. Significant components of interim activities include water and waste water treatment revenues, rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities at the Mill Site; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine") rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities. Due to the interim nature of these activities the Company is presenting these revenues net of their related expenses. Revenues and expenses associated with these activities at the Mill Site Property and Silver Lake Mine have ceased due to the sales of these properties.

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

Results of Operations

Analysis of Results for the Years Ended December 31, 2000 and 1999

     An analysis of the significant components of the Company's resource revenues for the years ended December 31, 2000 and 1999 follows:

                                                                2000           1999       % Inc. (Dec)
                                                                ----           ----       -----------
          Ongoing Operations
             Water resource.............................     $5,640,000    $ 5,228,000             8%
             Gain on merger of PMI into ISC.............              -     35,713,000           100%
             Gain on sale of ISC common stock...........              -      6,575,000          (100%)
             Income (loss) from equity method
             investments
               Penske Motorsports Inc...................              -       (329,000)          100%
               West Valley MRF, LLC.....................      1,651,000        910,000            81%
           Mill Site land sales.........................        532,000      1,622,000           (67%)
                                                             ----------    -----------          ----
               Total ongoing operations.................      7,823,000     49,719,000           (84%)
                                                             ----------    -----------          ----
          Interim Activities (net)                             (179,000)      (203,000)           12%
                                                             ----------    -----------          ----
               Total resource revenues..................     $7,644,000    $49,516,000           (85%)
                                                             ==========    ===========          ----

     Resource Revenues. Total resource revenues for 2000 were $7,644,000, compared to $49,516,000 for 1999. Revenues from ongoing operations decreased 84% during the year to $7,823,000 from $49,719,000 in 1999, while the loss from interim activities (net of related expenses) declined 12% to $179,000 from $203,000 in 1999. This significant decrease from our record 1999 revenue levels reflects the unusual non-recurring 1999 revenues relating to the PMI / ISC merger and the subsequent sale of ISC common stock.

     Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $5,640,000 during 2000 compared to $5,228,000 for 1999. This increase in water revenues primarily reflects an agreed upon change in the Chino Basin Ag-Pool billing cycle from 12 months in arrears to current year. As previously disclosed, the Company concluded the sale of its investment in Fontana Union to Cucamonga in March 2001, at a gross sales price of $87.5 million.

     Income (loss) from equity method investments increased to $1,651,000 for 2000 from $581,000 for 1999. The increase of $1,070,000 reflects higher equity income from the WVMRF ($741,000) and the discontinuance of recording equity income (loss) from PMI ($329,000), effective April 1, 1999, due to the merger between ISC and PMI that was announced in May 1999.

     During the third quarter of 1999, ISC consummated its merger with PMI, purchasing the 88% of PMI's common stock it did not already own for $50.00 per share. Kaiser received, under the cash and stock election of 30% and 70%, respectively, $24.4 million in cash and 1,187,407 shares of ISC Class A common stock. As a result of the merger the Company recognized a gain of $35.7 million in 1999.

     Subsequent to the merger of PMI into ISC, the Company commenced an orderly liquidation of its position in the common stock of ISC. By the middle of November 1999, the Company had completed the sale of its ISC common stock resulting in a gain of $6.6 million.

     Interim Activities (net). Interim activities net of expenses for 2000 were a net expense of $179,000 compared to a net expense of $203,000 for 1999. The 12% decrease in net interim expense in 2000 is primarily attributable to the conclusion of interim activities at the Mill Site Property due to the sale to CCG in August 2000, ($88,000) being mostly offset by higher net operating costs at Eagle Mountain and the California Mines ($64,000).

     Resource Operating Costs. Resource operating costs are those costs directly related to the ongoing resource revenue sources. Total resource operating costs for 2000 decreased to $509,000 from $8,878,000 in 1999. The principal reason for this decrease from 1999 was the then pending bulk sale of virtually all the Mill Site Property to Ontario Ventures I, LLC, which required the Company to record a write-down to net realizable value of $8,350,000 during 1999. Other operating costs for 2000 were $509,000 compared to $528,000 for 1999. The 4% decrease in 2000 operating costs was primarily due to the sale of the Company's investment in PMI/ISC during 1999 ($25,000) being partially offset by lower costs associated with water revenue ($6,000).

     Corporate General and Administrative Expenses. Corporate overhead expenses for 2000 decreased 29% to $3,469,000 from $4,910,000 for 1999. The decrease was due to lower compensation and related expenses ($214,000) and lower professional and outside consulting expenses ($1,227,000). Most of the decrease in professional and outside consulting expenses was related to the VEBA/PBGC share repurchase that was completed in November 1999, while the decrease in compensation was related to staff reductions. In 2000, the Company incurred stock based compensation expense of $2,224,000 related to the exercise of nonqualified stock options. In addition, in recognition of the Company's possible future alternatives and the adoption of a Cash Maximization Strategy, in December 2000, the Company reduced the exercise price of option on all outstanding options by $2.00 in order to compensate for the $2.00 dividend per share cash distribution. This repricing required the Company to change its stock option accounting policy and account for all outstanding options under "variable plan accounting". This resulted in the Company incurring an expense of $645,000 for 2000. Going forward, the Company must revalue all outstanding options on a quarterly basis and record either additional expense or a reduction to the previously recorded expense based on positive or negative fluctuations, respectively, in the market price of the Company's common stock.

     Net Interest (Income) Expense. Net interest (income) expense for 2000 was $581,000 of income compared to $498,000 of expense in 1999. The increase ($1,079,000) was due primarily to significantly lower interest expense on long-term debt ($1,245,000) being partially offset by lower interest income from lower cash/investment balances ($166,000).

     Income and Income Tax Provision. The Company recorded income before income tax provision of $1,378,000 for 2000, a 96% decrease from the $35,230,000 recorded in 1999. An income tax benefit of $11,965,000 was recorded in 2000 as compared with an income tax provision of $11,201,000 in 1999. The income tax benefit recorded in 2000 is a direct result of the Company's pending sale of its investment in Fontana Union which created sufficient taxable income for the Company to fully utilize its NOLs. The Company had historically recorded a valuation allowance on its NOLs due to its uncertain ability to utilize the NOLs prior to expiration.

     Net Income. For 2000, the Company reported net income of $13,343,000, or $2.09 per share, a 44% decrease from the $24,029,000, or $2.35 per share, reported for 1999.

Analysis of Results for the Years Ended December 31, 1999 and 1998

     An analysis of the significant components of the Company's resource revenues for the years ended December 31, 1999 and 1998 follows:

                                           1999           1998      % Inc. (Dec)
                                           ----           ----      ------------
   Ongoing Operations
      Water resource................... $ 5,228,000    $5,201,000             1%
      Gain on merger of PMI into ISC...  35,713,000           ---           N/A
      Gain on sale of ISC common stock.   6,575,000           ---           N/A
      Income (loss) from equity method
        investments
          Penske Motorsports Inc.......    (329,000)    1,903,000           N/A
          West Valley MRF, LLC.........     910,000        40,000          2175%
      Mill Site land sales.............   1,622,000           ---           N/A
                                        -----------    ----------          ----
          Total ongoing operations.....  49,719,000     7,144,000           596%
                                        -----------    ----------          ----
   Interim Activities (net)                (203,000)      (47,000)         (332%)
                                        -----------    ----------          ----
          Total resource revenues...... $49,516,000    $7,097,000           598%
                                        ===========    ==========          ====

     Resource Revenues. Total resource revenues for 1999 were $49,516,000, compared to $7,097,000 for 1998. Revenues from ongoing operations increased 598% during the year to $49,719,000 from $7,144,000 in 1998, while the loss interim activities (net) increased 332% to $203,000 from $47,000 in 1998. This significant increase in 1999 revenue levels reflects the unusual non-recurring on-going revenues related to the PMI / ISC merger and the subsequent sale of ISC common stock.

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

     During the third quarter of 1999, ISC consummated its merger with PMI, purchasing the 88% of PMI's common stock it did not already own for $50.00 per share. Kaiser received, under the cash and stock election of 30% and 70%, respectively, $24.4 million in cash and 1,187,407 shares of ISC Class A common stock. As a result of the merger the Company recognized a gain of $35.7 million in 1999.

     Subsequent to the merger of PMI into ISC, the Company commenced an orderly liquidation of its position in the common stock of ISC. By the middle of November 1999, the Company had completed the sale of its ISC common stock resulting in a gain of $6.6 million.

     Interim Activities (net). Interim activities net of expenses for 1999 were a net expense of $203,000 compared to a net expense of $47,000 for 1998. The increase in net interim expense in 1999 is primarily attributable to the lower revenues from tenant rental and services and from sales of metallics and scrap at the Mill Site Property due to the continuing real estate redevelopment activities ($386,000) being mostly offset by higher net revenues at Eagle Mountain and the California Mines ($230,000).

     Resource Operating Costs. Resource operating costs are those costs directly related to the ongoing resource revenue sources. Total resource operating costs for 1999 increased to $8,878,000 from $560,000 in 1998. The principal reason for this increase in 1999 was the then pending bulk sale of virtually all the Mill Site Property to Ontario Ventures I, LLC, which required the Company to record a write-down to net realizable value of $8,350,000 during 1999. Other operating costs for 1999 were $528,000 compared to $560,000 for 1998. The 6% decrease in 1999 operating costs was primarily due to the sale of the Company's investment in PMI/ISC during 1999 ($78,000) being partially offset by higher legal costs associated with water revenue ($46,000).

     Corporate General and Administrative Expenses. Corporate overhead expenses for 1999 increased 23% to $4,910,000 from $3,979,000 for 1998. The increase was due to higher compensation and related expenses ($424,000) and higher professional and outside consulting expenses ($507,000). All of the increase in professional and outside consulting expenses was related to the VEBA/PBGC share repurchase that was completed in November 1999.

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

                         Section 2: Financial Position

     Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $4,589,000 to $10,097,000 at December 31, 2000 from $14,686,000 at December 31, 1999. Included in cash and cash equivalents are $3,247,000 and $3,474,000 held solely for the benefit of MRC at December 31, 2000 and 1999, respectively. The decrease in cash and cash equivalents is primarily due to the following transactions completed in 2000:
(a) a dividend paid to stockholders of $2.00 per share or $12,772,000; (b) a contingent payment of $4,924,000 to the VEBA/PBGC based upon the Mill Site real estate closing; (c) the payment of $3,501,000 for income taxes; (d) $4,076,000 in capital expenditures; (e) payment of $626,000 in environmental remediation costs; and (f) $654,000 for the purchase of 424 additional shares of Fontana Union stock. These decreases were mostly offset by: (a) proceeds from the sales of the Mill Site property to CCG and The California Speedway Corporation totaling $19,880,000; (b) the issuance of common stock relating to the exercise of stock options of $871,000; (c) a $1,000,000 cash dividend distribution received from the WVMRF; and (d) equity funding from the MRC minority partners of $508,000.

     Working Capital. During 2000, current assets increased $6,344,000 to $23,400,000 while current liabilities decreased $7,760,000 to $4,126,000. The increase in current assets resulted primarily from the a $10,414,000 increase in current deferred tax assets and a $519,000 increase in accounts receivable being partially offset by a $4,589,000 decrease in cash and cash equivalents. The decrease in current liabilities resulted primarily from decreases in: (a) income taxes payable ($3,501,000); (b) current environmental remediation liability due to the sale of the balance of Mill Site Property ($2,500,000); (c) accrued liabilities ($1,174,000); and (d) accounts payable ($585,000). Included in current liabilities for 2000 is $580,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital increased during 2000 by $14,104,000 to $19,274,000 at December 31, 2000.

     Real Estate. Real estate decreased $38,820,000 during 2000 due to the Catellus Mill Site Property sale and the sale of the remaining Napa Lot ($40,155,000) being partially offset by final redevelopment expenditures at the Mill Site properties ($1,335,000).

     Investments. There was a $504,000 increase in the company's investment in Fontana Union due to the purchase of an additional 3% in March 2000. There was a $651,000 increase in the Company's investments in WVMRF during 2000 due to the Company's recording of its equity share of WVMRF's income during 2000 of $1,651,000 being mostly offset by the receipt of $1,000,000 in cash distributions.

     Other Assets. The increase in other assets ($2,664,000) is primarily related to capitalized landfill permitting and development costs incurred by MRC ($2,554,000) and an increase in long term deferred tax assets ($1,584,000) being partially offset by a net decrease in buildings and equipment mainly due to the sale of the sewer treatment plant to Catellus ($1,342,000) and collections on notes receivable ($111,000).

     Environmental Remediation. As is discussed extensively in "Part I, Item 1. BUSINESS - Property Redevelopment, Mill Site Environmental", with the sale of approximately 588 acres of the Company's Mill Site Property to CCG in August 2000, substantially all of the environmental liabilities associated with that property were eliminated; thus, allowing the Company to reduce its environmental remediation reserves by $21,252,000. As of December 31, 2000, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, including groundwater and other possible third party claims, would be approximately $4.5 million. Among other things, the Company remains contingently liable for any impacts the elevated total dissolved solid groundwater plume may have on previously existing water wells owned by third parties.

     Other Long-term Liabilities. The decrease in other long-term liabilities is primarily due to a decrease in accrued liabilities ($583,000) and the recognition of deferred gains on real estate sales ($28,000).

     Minority Interest and Other Liabilities. As of December 31, 2000, the Company has recorded $5,280,000 of minority interest relating to the approximately 19% ownership interest in MRC the Company does not own.

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

     Ongoing Operations. As noted above, the Company's revenues from ongoing operations are generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year take-or-pay lease with Cucamonga, and the 50% equity ownership of the WVMRF, are essentially complete and the Company is recognizing significant revenues and income from these investments. However, the revenues from ongoing operations will be significantly reduced in 2001 as a result of the Company completing the sale of its ownership interest in Fontana Union to Cucamonga. In addition, the Company continues to evaluate its remaining assets and investments in light of how to best provide maximum value to its stockholders. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE" and "Note 20. Subsequent Events" in the Financial Statements for additional information).

     In regard to the WVMRF, the most significant factor affecting the Company's future equity income from the WVMRF is the expansion of the facility's capacity from 2,000 to 3,500 tons per day. This expansion, which will cost approximately $10 million and is anticipated to be completed and in operation in early 2001, will increase the processing facility by an additional 80,000 square feet and will provide for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on the ability of the WVMRF to attract new customers and waste volumes from the closure of local landfills such as the Spadra Landfill, which closed in April 2000, and on the future construction of any competing facilities.

     Pending Sale of Eagle Mountain Landfill Project. Effective August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions ("Landfill Project Sale Agreement") with County Sanitation District No. 2 of Los Angeles County (the "District"). In summary, the Landfill Project (which includes the Company's royalty payments under the MRC Lease) is being sold for $41 million with an initial closing currently anticipated to occur by the end of the second quarter of 2001, assuming the parties can agree on the terms of extending the current closing date of March 31, 2001, and assuming the transaction actually closes. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

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

     The District has been undertaking significant due diligence on the Landfill Project and has the right to terminate the Landfill Purchase Agreement if it is not satisfied with the results of its due diligence. Due diligence is continuing with respect to certain title matters and the parties are negotiating various ancillary agreements. In addition, a recently announced decision in an unrelated case does have the potential of having a material adverse impact on the Landfill Project and its pending sale. For additional information see "Part I, Item 1. BUSINESS - Waste Management - Eagle Mountain Landfill Project -Landfill Project Litigation."

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

     Sale of Miscellaneous Properties. The Company, on February 1, 2001, completed its sale of its Silver Lake Mine property, several other mining claims and properties and a 190 acre parcel near Afton Canyon, California. The gross sales price was $2 million with $700,000 to be received as a down payment and the balance is to be represented by buyer's secured promissory note. The note is payable over five years and accrues interest at the rate of 8% per annum. (See "Note 20. Subsequent Events" in the Financial Statements for additional information).

Cash Maximization Strategy

     Subsequent to the sale of the Mill Site Property the Company's Board of Directors approved a number of actions (collectively the "Cash Maximization Strategy") by which the Company will: (1) undertake all reasonable efforts to complete the sale of the Landfill Project to the District and to favorably resolve the outstanding federal land exchange litigation which may take several years; (2) continue to eliminate, minimize, and/or reduce the risk of any outstanding environmental and other similar types of liabilities that the Company may have; (3) sell, as quickly as reasonably possible, the Company's miscellaneous assets such as surplus property in Riverside County, California;
(4) continue to hold the Company's principal remaining assets which will be the Company's 50% interest in the West Valley MRF and, at the time of the adoption of the Cash Maximization Strategy, the Cucamonga Lease, for the purpose of generating significant cash flow while continuing to evaluate market opportunities for these assets if conditions develop to allow maximum value to be realized; (5) further reduce its general and administrative expenses by, among other things, eliminating positions and/or negotiating reduced time commitments for senior company executives over approximately the next twelve months; and (6) incentivize management for implementing the Cash Maximization Strategy as effectively and efficiently as reasonably possible. The primary goal of the Cash Maximization Strategy is to reasonably maximize cash available to stockholders, from time to time, either in the form of distributions or Company stock repurchases until such time as it may be determined that maximum value can be achieved in some form for the Company's principal remaining assets.

     The Company has undertaken various steps to implement the Cash Maximization Strategy, including reaching agreements for the sale of various miscellaneous assets as discussed above. As a result of these transactions, the Company is currently evaluating the timing and alternative means of making the Company's excess cash available to stockholders.

     Corporate Overhead. As the above transactions are completed, the Company intends to further reduce its corporate staffing and overhead to reflect the reduced requirements of its remaining operations and projects.

     Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; and (b) reserves set aside from the Company's sale of its investment in Fontana Union will be sufficient to satisfy the Company's operating cash requirements.

     Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC for tax purposes and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of NOLs, if any, has historically been reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs as of December 31, 2000, are estimated to be approximately $43 million for federal purposes and $1 million for state purposes. These federal NOLs expire in varying amounts over a period from year 2006 to 2013. In addition, the Company expects that the closing of the sale of MRC to the Los Angeles Sanitation District will result in a taxable loss in the range of $15- $20 million. Such a loss would increase the Company's federal NOLs by the amount of the loss and create a state NOL equal to 55% of the loss.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The current members of the Board of Directors are as follows:

               Name                Age          Position with the Company
               ====                ===          =========================
          Richard E. Stoddard      50        Chief Executive Officer, President
                                               and Chairman of the Board
          Ronald E. Bitonti        68        Director

          Todd G. Cole             80        Director

          Gerald A. Fawcett        68        Vice Chairman

          Reynold C. MacDonald     82        Director

          Charles E. Packard       57        Director

          Marshall F. Wallach      58        Director

     Richard E. Stoddard was appointed Chief Executive Officer of the Company in June 1988, and has held such position and/or the position of Chairman of the Board since such date. Prior to joining the Company in 1988, he was an attorney in private practice in Denver, Colorado. Mr. Stoddard is Chairman of the Board of Managers of Mine Reclamation, LLC and until July 1999 he served on the Board of Directors of Penske Motorsports, Inc. ("PMI"). International Speedway Corporation acquired PMI in July 1999.

     Ronald E. Bitonti is Chairman of the Benefits Committee for the VEBA and was Chairman of the Reorganized Creditors' Committee formed during the Kaiser Steel Corporation ("KSC") bankruptcy until dissolution of this committee in 1991. From 1985 to 1991, Mr. Bitonti served as International Representative for the United Steelworkers of America. Mr. Bitonti retired from KSC in 1981 and has been a director since November 1991.

     Todd G. Cole was Chief Executive Officer of CIT Financial Corporation before starting his present career as a consultant and corporate director. He currently is President of Cole & Wilds Associates, Inc., a consulting company, and serves on the Board of Directors of Avborne, Inc. (aircraft and component overhaul), Hawaiian Airlines, Inc. (certificated air carrier), IB Net, Ltd. (business-to-business internet services), Ionosphere, Inc. (automated resources management, and 1Hemispher.com (bringing the benefits of the internet to small business enterprises). Mr. Cole has been a director since November 1989.

     Gerald A. Fawcett was President and Chief Operating Officer of the Company from January 1996, until his retirement from full time duties on January 15, 1998. He was appointed to the Company's Board on January 15, 1998, and currently serves as Vice Chairman of the Board. Mr. Fawcett started his employment with the former Kaiser Steel Corporation in 1951 holding various positions in the steel company, ultimately becoming Division Superintendent of the Cold Rolled and Coated Products Division. After a five year consulting business working with domestic and overseas steel industry clients, Mr. Fawcett joined the Company in 1988 as Senior Vice President and became Executive Vice President in October 1989. He is also Vice Chairman of the Board of Mine Reclamation, LLC.

     Reynold C. MacDonald served as Chairman of the Board for Acme Metals Company from 1986 until 1992 and continues with Acme as a member of the board. Acme is currently in a Chapter 11 bankruptcy proceeding. From 1983 to 1986, Mr. MacDonald was director of and consultant to Interlake, Inc., a metals fabrication and materials handling company. He retired as Chairman and Chief Executive Officer of Interlake in 1983. He also served as Director of ARAMARK Group, Inc. from November 1988 to February 1999. He also was an employee of Kaiser Steel Corporation from 1946 to 1963, with his last position being assistant general superintendent of the rolling and finishing mill. Mr. MacDonald has been a director since November 1988.

     Charles E. Packard has served as the Chief Operating Officer of Greentrac.com since December 1999. Prior to such position, from 1986 he served as a member of the Board of Directors, Executive Vice President, and Chief Financial Officer for the Arnel Development Company, a real estate investment, development, and management company in Costa Mesa, California. Until taking the position with Greentrac.com, Mr. Packard also served as Vice President and Chief Financial Officer of Arnel Financial, where he supervised the financial and administrative areas of 20 corporate entities, collectively referred to as "Arnel & Affiliates." Mr. Packard is also on the board of directors of a publicly traded company by the name of CEC Properties, Inc., which is a golf course development and management company. Mr. Packard also serves on the board of directors of several non-profit organizations. Mr. Packard has been a director since November 1991.

     Marshall F. Wallach has served as President of The Wallach Company, a Denver, Colorado based investment banking firm, since 1984. The Wallach Company was sold to Keycorp on January 1, 2001. Prior to forming The Wallach Company, Mr. Wallach managed the corporate finance department and established the mergers and acquisitions department of Boettcher & Company, a regional investment bank in Denver, Colorado. Mr. Wallach serves on the boards of several non-profit organizations and privately-owned corporations. He also serves on the Board for Tomkins, PLC. He has been a director since November 1991.

Board and Committee Meetings

     The Board of Directors has established an Audit Committee, a Human Relations Committee, and a Finance Committee. Ad hoc committees are established from time-to-time by the Board. For example, in the past the Board has appointed an Independent Committee and a Special Committee. The Chief Executive Officer serves as an ex-officio member of all committees.

     The Audit Committee, currently composed of Messrs. Packard (Chairman), MacDonald, and Bitonti, generally reviews the activities of the Company's independent accountants and the results of the examination made by these professionals in connection with the Company's financial statements and a review of internal accounting controls. The Audit Committee held one meeting in 2000.

     The Human Relations Committee, which currently is composed of Messrs. Cole (Chairman), Bitonti, Fawcett, and Packard, has general responsibility for all employee compensation and benefit matters, including recommendations to the full Board on compensation arrangements of officers and directors, benefit plans, stock options and other stock related grants. The Human Relations Committee held three meetings in 2000.

     The Finance Committee, which is currently composed of Messrs. Wallach (Chairman), Bitonti, Cole and MacDonald, has general responsibility for the Corporation's annual operating budget and capital plan, changes in the Company's capital structure, and the Company's credit facilities such as lines of credit, loans, and other forms of indebtedness. The Finance Committee held four meetings in 2000.

     The Board does not have a standing committee to nominate candidates to the Board of Directors. For purposes of establishing a slate of nominees for the Annual Meeting, the Board established an ad hoc nominating committee composed of Messrs. Cole (Chairman), MacDonald and Wallach. The ad hoc nominating committee met once in 2000.

     The Board of Directors held eleven meetings in 2000. All directors of the Company attended at least 75% of the meetings of the Board and 75% of the meetings of the committees on which they served during 2000.

Director Compensation

     In accordance with the Bylaws of the Company, director compensation is established periodically by resolution of the Board of Directors. Directors who are also employees of the Company receive no fees for serving as directors. Effective with the Board's May 10, 2000 meeting, the Board adopted a new compensation program for Board members that was developed with assistance of a third party consultant. Currently, all non-employee directors receive a fee of $1,000 (previously $750) for each Board or committee meeting attended in person and a $750 fee for telephonic meetings. A $15,000 (previously $10,000) per year retainer is also paid to each non-employee director. A non-employee director serving as a committee chairman receives an additional $2,000 per year retainer (previously $1,000) plus a fee of $1,000 per committee meeting. Attendance fees and chairman fees are also paid for all temporary committees.

     In addition, the Board approved a stock incentive compensation program for non-management members of the Board of Directors. The Board Stock Plan is for no more than a total of 25,000 shares of the Company's common stock, with no one member of the Board entitled to be issued more than 7,500 shares.

     Pursuant to the Board Stock Plan, non-management members of the Board were each issued 1,500 shares of restricted common stock, subject to vesting, which vesting may be subject to acceleration. Out of the original 1,500 shares granted to each non-management member of the Board, 750 shares vest on May 10, 2001, and 750 shares vest on May 10, 2002. Vesting may be accelerated under certain circumstances. In addition, the Company shall grant an additional 750 shares of restricted common stock annually to each non-employee member of the Board.

     Prior to the adoption of the Board Stock Plan, under the terms of the Kaiser Ventures Inc. 1995 Stock Plan, as amended, ("1995 Plan"), each non-employee director received a grant of non-qualified stock options for 1,500 shares upon initially becoming a member of the Board. In addition, each non-employee director was granted stock options for 750 shares at fair market value as of each annual stockholders' meeting. The last grant of stock options to non-management members of the Board was in June 1998, at an exercise price of $11.80 per share.

Executive Officers

     The current executive officers of the Company are:

               Name                Age           Position with the Company
               ====                ===           =========================
          Richard E. Stoddard      50        President, Chairman of the Board
                                             and Chief Executive Officer

          James F. Verhey          53        Executive Vice President - Finance
                                             and Chief Financial Officer

          Terry L. Cook            45        Executive Vice President -
                                             Administration, General Counsel and
                                             Corporate Secretary

          Anthony Silva            38        Vice President Resource Development
                                             and Environmental Services

          Paul E. Shampay          39        Vice President - Finance

     Richard E. Stoddard biographical information is set forth above under "Directors."

     James F. Verhey joined the Company and was appointed Vice President - Finance and Chief Financial Officer in August 1993, appointed Senior Vice President-Finance in January 1996, and appointed Executive Vice President of the Company in January 1998. In addition to his duties with the Company, Mr. Verhey was appointed Vice President of Finance and Chief Financial Officer of Mine Reclamation Corporation in February 1995. From July 1992 to joining the Company, Mr. Verhey was the Chief Financial Officer of OESI Power Corp., a Portland, Oregon based geothermal company. From June 1991 to July 1992, Mr. Verhey served as President of Mithryn Energy, Inc. Mr. Verhey is a certified public accountant and spent several years with Price Waterhouse in Los Angeles, California. As of October 1, 1999, Mr. Verhey began working less than full time for the Company.

     Terry L. Cook joined the Company and was appointed General Counsel and Corporate Secretary in August 1993, became a Senior Vice President in January 1996, and was appointed Executive Vice President - Administration in January 2000. Mr. Cook was appointed General Counsel and Corporation Secretary of Mine Reclamation Corporation in February 1995. Prior to joining the Company, Mr. Cook was a partner in the Denver office of the national law firm McKenna & Cuneo specializing in business, corporate, and securities matters. Prior to his joining McKenna & Cuneo in July 1988, Mr. Cook was an attorney in private practice as a partner in a Denver, Colorado law firm.

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

     Paul E. Shampay was appointed Vice President, Finance in January 2000. Mr. Shampay joined the Company in 1995, as Corporate Controller. Prior to joining Kaiser, Mr. Shampay spent 11 years in various senior financial positions at Rancon Financial Corporation, a syndicator of SEC registered limited partnerships and regional commercial and residential real estate developer. Mr. Shampay is a certified public accountant, certified management accountant, and is certified in financial management.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company.

     To the Company's knowledge, based solely on a review of copies of reports provided by such individuals to the Company and written representations of certain individuals that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its directors, officers, and greater that 10% beneficial owners were complied with except as follows: (i) an amendment to Form 4 Report was filed to James F. Verhey's Form 4 Report dated April 7, 2000, to reflect the sale of 2,000 shares not reflected in his original Form 4 filing; and (ii) an amendment to Form

4 Report was filed to Todd Cole's Form 4 Report dated June 3, 2000, to reflect the exercise of options for 1,688 shares in May 2000 that were not reflected in his original Form 4 filing.

Item 11.  EXECUTIVE COMPENSATION

                          Summary Compensation Table

                                                                                                Long Term Compensation
                                                                                                ----------------------
                                                 Annual Compensation                            Awards              Payouts
                                 ------------------------------------------------------------------------------------------
                                                                 Other
                                                                Annual     Restricted  Securities                  All Other
           Name and                                             Compen-      Stock     Underlying      LTIP         Compen-
      Principal Position         Year   Salary    Bonus/(1)/  sation/(2)/    Awards     Options    Payouts/(3)/   sation/(4)/
      ------------------         ----  -------    ----------  -----------    ------     -------    ------------   -----------
Richard E. Stoddard              2000   $348,446    $315,000    $       0    $      0     $     0       $21,569   $      72,050
Chairman of the Board,           1999   $312,694    $312,694    $       0    $      0           0       $     0   $      38,657
President and CEO                1998   $302,120    $ 45,318    $       0    $      0           0       $     0   $      49,314

James F. Verhey                  2000   $105,000    $ 68,250    $       0    $      0     $     0       $ 8,628   $      29,008
Exec. Vice President -           1999   $177,620    $177,620    $       0    $      0           0       $     0   $      21,058
Finance & CFO                    1998   $193,592    $ 29,250    $       0    $      0           0       $     0   $      29,664

Lee R. Redmond, III/(5)/         2000   $ 85,078    $      0    $       0    $      0     $     0       $     0   $     289,682/(6)/
(Former) Sr. Vice President -    1999   $173,099    $ 86,550    $       0    $      0           0       $     0   $      19,975
Real Estate                      1998   $167,245    $ 16,725    $       0    $      0           0       $     0   $      26,765

Terry L. Cook                    2000   $194,087    $173,250    $       0    $      0     $     0       $12,941   $      39,558
Executive Vice President,        1999   $173,099    $173,099    $       0    $      0           0       $     0   $      20,895
General Counsel and              1998   $167,245    $ 25,087    $       0    $      0           0       $     0   $      26,765
Secretary

Anthony Silva/(7)/               2000   $117,669    $ 64,809    $       0    $      0     $     0       $ 6,471   $      19,540
Vice President Resource          1999   $113,850    $ 74,003    $       0    $      0      25,000       $     0   $      12,831
Development & Envir. Svcs.       1998   $110,000    $ 22,000    $       0    $      0      25,000       $     0   $      11,470

Paul E. Shampay/(8)/             2000   $ 91,221    $ 45,500    $       0    $      0     $     0       $ 4,131   $       9,997
Vice President - Finance

/(1)/  Bonuses are paid in January for the preceding calendar year.

/(2)/ Does not include the dollar value of perquisites and other personal benefits. The aggregate amount of perquisites and other personal benefits received by each executive officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

/(3)/ In September 2000, the Company adopted a long term transaction incentive plan which is discussed in more detail in Item 11. Executive Compensation - Long-Term Incentive Plans - Awards in Last Fiscal Year.

/(4)/ Officers of the Company are eligible to participate in the Company's 401(k) Savings Plan, Money Purchase Plan and Supplemental Executive Retirement Plan (collectively "Plans"). During 2000, the Company made contributions of $72,050 to the Plans on account of Mr. Stoddard, $29,008 for the account of Mr. Verhey, $39,558 for the account of Mr. Cook, $11,695 for the account of Mr. Redmond, $19,540 for the account of Mr. Silva and $9,997 for the account of Mr. Shampay. During 1999, the Company made contributions of $38,657 to the plans for the account of Mr. Stoddard, $21,058 for the account of Mr. Verhey, $20,895 for the account of Mr. Cook, $19,975 for the account of Mr. Redmond, and $12,831 for the account of Mr. Silva. During 1998, the Company made contributions of $49,314 to the Plans for the account of Mr. Stoddard, $29,664 for the account of Mr. Verhey, $26,765 for the account of Messrs. Cook and Redmond, and $11,470 for the account of Mr. Silva.

/(5)/ In August 2000, subsequent to the sale of the bulk of the Company's remaining Mill Site Property, Mr. Redmond's employment with the Company was terminated.

/(6)/  Includes severance of $277,987 paid to Mr. Redmond in 2000.

/(7)/  Mr. Silva became an executive officer of the Company in January 1998.

/(8)/  Mr. Shampay became an executive officer of the Company in January 2000.

                             Option Grants in 2000

     Option grants were made to the Named Executive Officers in 2000, subject to stockholder approval of the 2000 Stock Plan. The 2000 Stock Plan failed to receive the requisite stockholder vote and thus, the conditional stock options granted to the Named Executive Officers in 2000 were terminated.

                      Aggregated Option Exercises in 2000
                    and Option Values at December 31, 2000

     The following table summarizes options exercised during the fiscal year ended December 31, 2000, by the executive officers named in the Summary Compensation Table, and the value of their unexercised options as of December 31, 2000:

                                                 Number of        Value of
                                                Unexercised      Unexercised
                                                  Options        In-the-Money
                         Shares                 at 12/31/99    Options 12/31/00
                      Acquired on      Value    Exercisable/      Exercisable/
          Name        Exercise/(1)/   Realized  Unexercisable  Unexercisable/(2)/
          ====        =============   ========  =============  ================
Richard E. Stoddard       209,500    $1,096,000    86,100/0        $ 1,000/$0

James F. Verhey            93,800    $  328,000    70,000/0        $ 1,000/$0

Lee R. Redmond/(3)/       126,000    $  241,000         0/0        $      /$0

Terry L. Cook              75,000    $  304,000    95,000/0        $39,000/$0

Anthony Silva              25,000    $  104,000    37,000/0        $79,000/$0

Paul E. Shampay                 0    $        0    22,500/0        $53,000/$0

/(1)/ In 2000, each officer surrendered shares for the payment of the applicable stock option exercise price and related tax withholding obligations. Thus, on a net basis the actual number of shares issued to an officer was substantially less than the number reflected in this column.

/(2)/ Stock price as of December 31, 2000 was $10.03 per share (average of bid and ask prices).

/(3)/ Mr. Redmond was separated from his employment with the Company in August 2000.

Long-Term Incentive Plans - Awards in Last Fiscal Year

     In September 2000, the Company's Board of Directors approved a long-term transaction incentive plan (the "TIP") for executive officers of the Company to provide an incentive to maximize proceeds from asset sales and stockholder values. The TIP is a cash bonus pool whose value generally depends upon the amount of cash ultimately available for distribution to stockholders based on the price (net of expenses and taxes) achieved in selling major assets of the Company and its operating expenses. The total incentive pool will be equal to 5% of the cash or other amount received in excess of approximately $92.3 million (the "Threshold"), which will be increased to 10% of any amounts in excess of approximately $114.4 million (the "Target"). Reaching the Target would result in a TIP bonus pool of approximately 1% of the realized values. Based on predetermined individual thresholds and targets, the Company will make interim payments of fifty percent of the incentive earned from the sale of various assets or groups of assets and interim payments will be paid as each such asset is monetized. The final payment (after deducting all interim payments) will be made upon the completion of the sale of the Company's principal assets, or placement of assets into a liquidating trust or other similar structure or arrangement. Any payment under the TIP is divided among the participating executives based on individual participation percentages and the executive's length of service after the adoption of the TIP Program. An executive who voluntarily resigns will not receive any portion of the TIP Program after his or her departure, and his or her percentage of the pool will be divided among the other participating executives.

     The amount payable under the TIP cannot be determined until the general obligations and liabilities of the Company are satisfied or an adequate provision is made therefor. The amount of actual interim TIP payments cannot be accurately determined until the sales price (less related expenses and taxes) of any particular asset or group of assets is determined.

     The following table sets forth the total amount that would be earned by various officers, including interim payments made (as of March 26, 2001) assuming that (i) each officer remains with the Company throughout the period of the TIP; and (ii) the cash available for distribution to the shareholders at then termination of the TIP is equal to the Target:

                                                                                         Estimated Future Payouts
                                                                Interim              Under Non-Stock Price-Based Plans
                                                              Payments (as           ---------------------------------
                             Percentage       Period Until    of March 26,     Threshold       Target          Maximum
        Name             Interest in Pool       Payout           2001)            ($)            ($)             ($)
----------------------------------------------------------------------------------------------------------------------
Richard E. Stoddard          40%(1)             2003(2)          386,648(3)      0(4)                            N/A(5)
James F. Verhey              16%(1)             2003(2)          154,660(3)      0(4)                            N/A(5)
Terry L. Cook                24%(1)             2003(2)          231,989(3)      0(4)                            N/A(5)
Anthony Silva                12%(1)             2003(2)          116,265(3)      0(4)                            N/A(5)
Paul E. Shampay               8%(1)             2003(2)           77,330(3)      0(4)                            N/A(5)
                            ---
                            100%


(1) The actual participation percentage of each executive in the TIP will be adjusted up or down according to the number of months the executive is employed or under contract with the Company during the term of the TIP. Adjustment of the individual percentages will not change the size of the total incentive pool.

(2) The right to earn the final payment under the TIP expires on the earliest of: (i) the date of the sale of the last major asset; (ii) the placement assets in a liquidation trust or other similar arrangement; or (iii) December 31, 2003. The right to earn interim payments under the TIP primarily depends upon the sale of an asset or group of assets in an amount that exceeds the threshold levels established for such item.

(3) Interim payments arising from sale of the balance of the Mill Site Property and from the sale of the Company's Fontana Union stock to Cucamonga.

(4) If the amount realized is less than or equal to the applicable Threshold for each asset or the overall Company, no payment is due. The payment would equal 5% of any amount over the applicable Threshold until the applicable Target is reached.

(5) There is no maximum payable under the TIP program. The pool earned as a result of achieving the applicable Target would be increased by 10% of the amount realized in excess of the applicable Target.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     As discussed below, employment agreements were entered into with the executive officers to insure the availability of their services during the critical period of asset sales and in connection with the Company's evaluation of various alternatives and the implementation of any alternative the Company determines to pursue.

     Mr. Stoddard is employed pursuant to seconded amended and restated employment agreement dated as of September 19, 2000. Mr. Stoddard has agreed to accept up to $40,000 of his annual base salary in restricted common stock vesting over the period of time established by the Board of Directors. Subject to the payment of severance compensation, the agreement provides that Mr. Stoddard's employment may be terminated at any sometime. In accordance with his past employment agreements, and based upon the attainment of certain criteria as established by the Board's Human Relations Committee, under his current employment agreement, Mr. Stoddard may be awarded annual bonuses based upon his then-existing salary. His base salary and bonuses may be a combination of cash and restricted stock shares. In addition, under Mr. Stoddard's employment agreement, he is to be paid a retention bonus in June 2003, equal to approximately 150% of the greater of his annual base salary in June 2003, or his base annual salary in effect as of September 19, 2000.

     Messrs. Verhey, Cook, Silva and Shampay also each entered into an amended and restated employment agreement with the Company effective September 19, 2000. Subject to the payment of severance compensation, each executive officer may be terminated by the Company at anytime. In keeping with past employment agreements, based upon the attainment of certain criteria, each executive officer may be awarded annual bonuses bases upon each officer's then existing base salary. Like Mr. Stoddard, Mr. Verhey and Mr. Cook are entitled to be paid a retention bonus in June 2003. Mr. Cook's retention bonus is equal to approximately 76% of the greater of his annual base salary in June 2003, or his annual base salary in effect as of September 19, 2000. Mr. Verhey's retention bonus equals $100,919 plus approximately 25% of the greater of his annual base salary in effect as of June 2003, or his annual base salary in effect as of September 19, 2000.

     The September 19, 2000, amended and restated employment agreement of each executive officer eliminated any "change or control" provisions contained in the previous employment agreements. The current employment agreements of the executive officers provide that upon an officer's termination of employment by the Company for any reason other than for cause, including constructive termination, the Company is to pay such officer severance. Except as noted below, an executive officer's severance is an amount equal to one year's then-current base salary, a pro rata portion of his bonus for the current year, plus the individual's average annual bonus determined by the average percentage of base salary of the bonus over the previous five years (or such lesser period for which the executive participates in the annual bonus program) less any retention bonus previously paid to the officer. Severance is payable in one lump sum or, at the executive's option, over such period as he or she may determine. In addition, the Company will continue to pay his or her benefits for one year. Should an executive officer voluntarily terminate his employment, the Company will not be obligated to pay him or her any additional compensation, other than the compensation due and owing up to the date of termination. In addition to the foregoing, the Chief Executive Officer is entitled to an additional one year of base-salary and bonus as part of his severance compensation. In addition, for purpose of severance pay, Mr. Verhey's annual base salary is deemed not to be less than his base salary as of September 30, 1999.

     In 2000, the Company adopted a long term transaction incentive plan that provides bonuses to the Company's executive officer if certain goals are achieved. This bonus program is more particularly described under "Part III,
Item 11. Executive Compensation- Long Term Incentive Plans - Awards in Last Fiscal Year."

     As of January 6, 2000, Mr. Redmond entered into a Transition Employment Agreement with the Company, which reflects a reduced time commitment to the Company and his eventual separation from the Company. Accordingly, Mr. Redmond's salary was reduced to $86,550 as of January 15, 2000, and his salary was further reduced commensurate with his time commitment to the Company in connection with his anticipated separation from the Company in August 2000. As a result of the real estate sale to CCG, Mr. Redmond was separated from the Company in August 2000. In connection with his separation from employment, Mr. Redmond received total severance of $277,987 plus a continuation of his benefits for one year.

     Set forth below is the annual base salary of the Company's Chief Executive Officer and each of its other four most highly compensated executive officers as of March 1, 2001:

             Name                Annual Base Salary
     Richard E. Stoddard              $363,250
     Terry L. Cook                    $201,828
     Anthony Silva                    $121,958
     James F. Verhey                  $108,675
     Paul E. Shampay                  $ 94,185

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Principal Stockholders

     The following table sets forth, based upon the latest available filings with the Securities and Exchange Corporation (generally reporting ownership as of December 31, 2000), the number of shares of Kaiser's common stock owned by each person known by Kaiser to own of record or beneficially five percent (5%) or more of such stock. The table does not include the 136,919 shares reserved but not yet distributed to the Class 4A unsecured creditors of KSC, since such shares are not yet deemed outstanding or eligible to vote.

                                               Number of                                                Percent of
                                                Common                                                  Issued and
                                                Shares             Warrants                            Outstanding
                                             Beneficially        Exercisable            Total          Shares Based
Name and Address of                          Owned Without  Within 60-Days/(1)/ of      Stock            on Total
Beneficial Owner                               Warrants       December 31, 2000     Interest/(1)/  Stock Interest/(2)/
----------------------------------------------------------------------------------------------------------------------
Dimensional Fund Advisors, Inc./(3)/           586,600                  ---             586,600              9.1%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

New Kaiser Voluntary Employees'                656,987              460,000           1,116,987             16.3%
Beneficiary Association Trust /(4)/
(VEBA)
9810 Sierra Avenue, Suite A
Fontana, CA  92335

Willow Creek Capital Management/(5)/           631,000                  ---             631,000              9.8%
17 East Sir Francis Drake Blvd., Suite 100
Larkspur, CA  94939

Ashford Capital Management, Inc./(6)/          435,508                  ---             453,508              6.8%
3801 Kennett Pike, Bldg. B-107
Wilmington, DE  19807-2309

Arnold & S. Bleichroeder Advisers, Inc./(7)/   374,000                  ---             374,000              5.8%
1345 Avenue of the Americas, 44/th/ Floor
New York, New York  10105

Pension Benefit Guaranty Corporation/(8)/      407,415              285,260             692,675             10.3%
(PBGC)
Pacholder Associates, Inc.
8044 Montgomery Road, Suite 382
Cincinnati, OH  45236

(1) This column includes warrants exercisable within 60 days of December 31, 2000, at $17.00 per share in the following amounts: VEBA - 460,000 shares; and PBGC - 285,260. The warrants expire September 30, 2004.

(2) Does not include 136,919 shares deemed outstanding for financial reporting purposes, but not yet distributed to the Class 4A unsecured creditors of the Kaiser Steel Corporation bankruptcy estate. The percentage for each stockholder was determined as if all the warrants specified in Note (1) above held by the stockholder, if any, had been exercised by that particular stockholder.

(3) Based on a Schedule 13G, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, furnishes investment advice to four registered investment companies and serves as investment manager to certain other commercial group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds." In its role as investment advisor or manager, Dimensional posses voting and/or investment power over the securities of the Company. However, all shares are owned by the Funds and Dimensional disclaims beneficial ownership of all such shares.

(4) VEBA received its shares in Kaiser as a creditor of the Kaiser Steel Corporation bankruptcy. VEBA acquired warrants in connection with the purchase by Kaiser of Company stock owned by VEBA. See "Related Transactions". VEBA's shares in Kaiser are held in trust by Wells Fargo & Company.

(5) Based upon a Schedule 13G, Willow Creek Capital Management is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the various securities in which their assets are invested, including Company stock. No individual client's holdings of stock in the Company are more than 5% of the outstanding stock of the Company.

(6) Based upon a Schedule 13G, Ashford Capital Management, Inc. is an institutional investment manager and advisor.

(7) Based upon a Schedule 13G, Arnold & S. Bleichroeder Advisers, Inc. is an institutional investment manager and advisor.

(8) PBGC received its shares in Kaiser as a creditor of the Kaiser Steel Corporation bankruptcy. PBGC acquired warrants in connection with the purchase by Kaiser of Company stock owned by PBGC. See "Related Transactions" Pacholder Associates, Inc. has a contract with the PBGC pursuant to which it has full and complete investment discretion with respect to the stock owned by PBGC, including the power to vote such shares.

Security Ownership of Executive Officers and Directors

     This table below reflects the number of common shares beneficially owned by the principal Executive Officers of Kaiser, the directors and all directors and other officers as a group as of March 26, 2001, as well as the number of options exercisable within 60 days of March 26, 2001.

                                                                                          Percent of
                                                                                          Issued and
                                    Shares        Shares Underlying                      Outstanding
                                 Beneficially    Options Exercisable       Total       Shares Based on
                                Owned, Without    Within 60-Days of        Stock         Total Stock
  Officers and Directors           Options       March 26, 2001/(1)/   Interest/(1)/    Interest/(1)/
-------------------------------------------------------------------------------------------------------
Richard E. Stoddard, CEO,
 President & Chairman                77,723           86,100             163,823             2.5%

Gerald A. Fawcett, Vice
 Chairman/(2)/                       60,078          110,000             170,078             2.6%

James F. Verhey, Executive
 Vice President - Finance & CFO      17,035           70,000              87,035             1.3%

Terry L. Cook, Executive
 Vice President -
 Administration, General
 Counsel & Corporate                 17,966           95,000             112,966             1.7%
 Secretary

Anthony Silva, Vice
 President Resource
 Development &                        4,785           37,000              41,785              *
 Environmental Services

Paul E. Shampay, Vice
 President - Finance                    ---           22,500              22,500              *

Ronald E. Bitonti,                    4,146            7,500              11,646              *
 Director/(3)/

Todd G. Cole, Director                6,500           14,000              20,500              *

Reynold C. MacDonald,                13,000            7,500              20,500              *
 Director

Charles E. Packard,                   1,500           14,000              15,500              *
 Director

Marshall F. Wallach,                  7,600           14,000              21,600              *
 Director

All officers and directors
 as a group (11 persons)/(1)/       210,333          477,600             687,933            10.0%

_________________
*  Less than one percent.

(1) Does not include 136,919 shares deemed outstanding for financial reporting purposes, but not yet distributed to Class A unsecured creditors of the Kaiser Steel Corporation bankruptcy estate. Percentage was determined as if all the options listed in the column "Shares Underlying Options Exercisable Within 60-Days of March 26, 2001," were exercised by the applicable individual. All options are vested

(2) Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.

(3) Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the shares beneficially owned by VEBA.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     By way of background, on November 22, 1999, the Company purchased 2,730,950 and 1,693,551 shares of its common stock from the New Kaiser Voluntary Employees' Beneficiary Association (the "VEBA") and from the Pension Benefit Guaranty Corporation (the "PBGC"), respectively. At the time of the purchase, the VEBA and the PBGC were the Company's two largest shareholders. The Company paid $13.00 per share in cash. In addition, the VEBA and the PBGC received a contingent payment right in connection with a qualifying sale of the Mill Site Property if occurred before December 31, 2000, and warrants to purchase 460,000 and 285,260 shares of the Company's common stock, respectively. The warrants expire on September 30, 2004 and have an exercise price of $17.00 per warrant.

     Upon the sale of the balance of the Mill Site Property in 2000, under the terms of the real estate Contingent Payment Agreements, the Company paid the VEBA and the PBGC additional consideration of $1.11 for each repurchased share.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following financial statements and financial schedules are filed as a part of this report:

  1.   Financial Statements                                          Page
       --------------------                                          ----
       Report of Independent Auditors..............................   54

       Consolidated Balance Sheets.................................   55

       Consolidated Statements of Income...........................   57

       Consolidated Statements of Cash Flows.......................   58

       Consolidated Statements of Changes in Stockholders' Equity..   59

       Notes to Consolidated Financial Statements..................   60

  2.   Financial Statement Schedules
       -----------------------------

       II   Valuation and Qualifying Accounts and Reserves.........   77

     All other schedules are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K.

     The following reports on Form 8-K have been filed during the last quarter of the period covered by this Form 10-K Report to the date of this report.

     1. On March 20, 2001, the Company filed an 8-K Report with the Securities and Commission Exchange regarding the sale of all its ownership interest in Fontana Union to Cucamonga County Water District for $87.5 million on March 6, 2001.

(c)  Exhibits.  The following exhibits are filed as part of this Form 10-K:

                                 EXHIBIT INDEX

(*  Indicates compensation plan, contract or arrangement)

  Exhibit
   Number                                               Document Description
-----------   -------------------------------------------------------------------------------------------------------
   2.1        Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy
              Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of the Company's Form 10-K Report for the year ended December 31, 1988.

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

   3.2        Amended and Restated Bylaws of Kaiser Ventures Inc., effective January 6, 2000, incorporated by reference from Exhibit 3.2 of the Company's Form 10-K Report for the year ended December 31, 1999.

  Exhibit
   Number                                             Document Description
----------   --------------------------------------------------------------------------------------------------------
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

   10.1.7     Operating Agreement for Mine Reclamation, LLC dated June 1, 2000.

   10.2       Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle
              Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District
              No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company's Form 10-Q Report for the quarter ended June 30, 2000.

  Exhibit
   Number                                                       Document Description
----------   -----------------------------------------------------------------------------------------------------------------------
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

   10.4*      Second Amended and Restated Employment Agreement between Kaiser Ventures Inc. and Richard E. Stoddard dated as of September 19, 2000, incorporated by reference from Exhibit 10.4 of the Company's Form 10-Q
              Report for the quarter ended September 30, 2000.

   10.5*      Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of the Company's 10-K Report for the year ended December
              31, 1998.

   10.6*      Amended and Restated Employment Agreement between Kaiser Ventures Inc. and Terry L. Cook dated as of
              September 19, 2000, incorporated by reference from Exhibit 10.4 of the Company's Form 10-Q Report for the quarter ended September 30, 2000.

   10.7*      Transition Employment Agreement between Kaiser Ventures Inc., and Lee R. Redmond dated as of January
              6, 2000, incorporated by reference from Exhibit 10.6 of the Company's 10-K Report for the year ended
              December 31, 1999.

   10.8*      Amended and Restated Employment Agreement between Kaiser Ventures Inc. and Paul E. Shampay dated as of
              September 19, 2000, incorporated by reference from Exhibit 10.6 of the Company's 10-Q Report for the quarter ended September 30, 2000.

   10.9*      Amended and Restated Employment Agreement between Kaiser Ventures Inc. and Anthony Silva dated as of
              September 19, 2000, incorporated by reference from Exhibit 10.5 of the Company's Form 10-Q Report for the quarter ended September 30, 2000.

  Exhibit
   Number                                               Document Description
----------   --------------------------------------------------------------------------------------------------------------------
   10.10*     Amended and Restated Employment Agreement between Kaiser Ventures Inc. and James F. Verhey dated as of
              September 19, 2000, incorporated by reference Exhibit 10.3 of the Company's Form 10-Q Report for the
              quarter ended September 30, 2000.

   10.11      Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties),
              Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit
              10.8 of the Company's Form 10-K Report for the year ended December 31, 1994.

   10.11.1    Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated
              September 27, 1999.

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

   10.13.1    Stock Purchase Agreement and Joint Escrow Instructions between Kaiser Ventures Inc. and Cucamonga
              County Water District dated as of November 14, 2000, incorporated by reference from Exhibit 10.7 of the Company's Form 10-Q Report for the quarter ended September 30, 2000.

   10.14      Assignment from Kaiser Steel Resources, Inc. to KSC Recovery, Inc., dated December 29, 1989, incorporated by reference from Exhibit 10.20 of the Company's Form 10-K Report for the year ended
              December 31, 1989.

   10.15      Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan, incorporated by reference from the Company's Proxy Statement for the Special Meeting of Stockholders held on October
              2, 1990.

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

   10.18*     Long Term Transaction Incentive Plan adopted by the Company effective September 19, 2000, incorporated by the reference from Exhibit 10.1 of the Company's Form 10-Q Report for the quarter ended September
              30, 2000.

   10.19*     Board of Directors Stock Plan adopted May 10, 2000.

  Exhibit
   Number                                              Document Description
----------   -------------------------------------------------------------------------------------------------------------------
   10.19.1*   Form of Restricted Stock Agreement for Directors Stock Plan.

   10.20      Settlement Agreement among Kaiser Resources Inc., KSC Recovery, Inc., Kaiser Coal Corporation, the
              UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan dated December 1, 1994, incorporated by reference from Exhibit 10.22 of the Company's 10-K Report for the year ended December 31, 1994.

   10.21      Promissory Note of McLeod Properties, Fontana LLC, dated September 30, 1997 payable to the order of
              Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3 of the Company's 10-Q Report for the period ended September 30, 1997.

   10.21.1    Guaranty Agreement of Budway Enterprises, Inc. and V.M. McLeod dated September 30, 1997, incorporated by reference from Exhibit 10.3.1 of the Company's 10-Q Report for the period ended September 30, 1997.

   10.21.2    Subordinated Deed of Trust, Assignment of Leases and Rents and Security Agreement dated September 30,
              1997 given by McLeod Properties, Fontana LLC for the benefit of the Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3.2 of the Company's 10-Q Report for the period ended September 30, 1997.

   10.22      Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley
              Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.22.1    Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by
              Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer,
              Inc., incorporated by reference from Exhibit 10.1.1 of the Company's 10-Q Report for the period ended
              June 30, 1997.

   10.23      Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control
              Financing Authority, incorporated by reference from Exhibit 10.2 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.23.1    Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing
              Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project)
              Series 1997A, incorporated by reference from Exhibit 10.2.1 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.23.2    Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone &
              Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing
              Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project)
              Series 1997A, incorporated by reference from Exhibit 10.3 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.24      Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of
              California, N.A., incorporated by reference from Exhibit 10.4 of the Company's 10-Q Report for the period ended June 30, 1997.

  Exhibit
   Number                                              Document Description
----------   -------------------------------------------------------------------------------------------------------------------
   10.24.1    Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser
              Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.24.2    Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union
              Bank of California, N.A., incorporated by reference from Exhibit 10.5 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.24.3    Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser
              Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of the Company's 10-Q Report for the period ended June 30, 1997.

   10.25      First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union
              Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of the Company's
              Form 10-Q Report for the period ended June 30, 2000.

   10.25.1    Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California,
              N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of the Company's Form 10-Q
              Report for the period ended June 30, 2000.

   10.25.2    First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union
              Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of the
              Company's Form 10-Q Report for the period ended June 30, 2000.

   10.25.3    Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1,
              2000, incorporated by reference from Exhibit 10.4.3 of the Company's Form 10-Q Report for the period ended June 30, 2000.

   10.25.4    Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.4 of the Company's Form 10-Q Report for the period ended
              June 30, 2000.

   10.25.5    Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of the Company's Form 10-Q Report for the period ended
              June 30, 2000.

   10.26      Registration Rights Agreement among Kaiser Venture Inc. and the New Kaiser Voluntary Employees'
              Beneficiary Association and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 10.1 of the Company's Form 8-K dated November 22, 1999.

   10.27      Contingent Payment Agreement between Kaiser Ventures Inc and the New Kaiser Voluntary Employees'
              Beneficiary Association dated November 22, 1999, incorporated by reference from Exhibit 10.2 of the
              Company's Form 8-K dated November 22, 1999.

  Exhibit
   Number                                                       Document Description
----------   -------------------------------------------------------------------------------------------------------------------
   10.28      Contingent Payment Agreement between Kaiser Ventures Inc and Pension Benefit Guaranty Corporation
              dated November 22, 1999, incorporated by reference from Exhibit 10.3 of the Company's Form 8-K dated
              November 22, 1999.

   10.29      Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel
              Land Development, Inc. and CCG Ontario, LLC dated July 13, 2000, incorporated by reference from
              Exhibit 10.1 of the Company's Form 10-Q Report for the period ended June 30, 2000.

   10.29.1    First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures
              Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 20, 2000, incorporated by reference from Exhibit 10.1.1 of the Company's Form 10-Q Report for the period ended June 30, 2000.

   10.29.2    Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures
              Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 27, 2000, incorporated by reference from Exhibit 10.1.2 of the Company's Form 10-Q Report for the period ended June 30, 2000.

   10.29.3    Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures
              Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated August 15, 2000, incorporated by reference from Exhibit 10.1.3 of the Company's Form 10-Q Report for the period ended June 30, 2000.

   10.29.4    Purchase Agreement and Escrow Instructions between Kaiser Steel Land Development, Inc. and The
              California Speedway Corporation dated August 10, 2000, incorporated by reference from Exhibit 10.1.6 of the Company's Form 10-Q Report for the period ended September 30, 2000.

   21         The Company has seven active subsidiaries. Kaiser Eagle Mountain, Inc., Kaiser Steel Corporation,
              Kaiser Steel Land Development, Inc., Kaiser Recycling Corporation, and KSC Recovery, Inc. are
              incorporated under the laws of the State of Delaware.  Lake Tamarisk Development Corporation and Mine
              Reclamation Corporation (now Mine Reclamation, LLC) are incorporated under the laws of the State of
              California.  KSC Recovery, Inc.'s activities are limited to those permitted by the Second Amended
              Joint Plan of Reorganization as modified (Exhibit 2.1 of this Report).

   23         Consent of Ernst & Young LLP.

   24         Power of Attorney (included in the signature page).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 28, 2001       KAISER VENTURES INC.


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

            Signature                           Title                                                         Date
            ---------                           -----                                                         ----
1.  Principal Executive Officer


   /s/ Richard E. Stoddard         President, Chief Executive                                            March 28, 2001
---------------------------------  Officer and Chairman of the
   Richard E. Stoddard             Board (Principal Executive Officer)


2.  Principal Financial and
   Accounting Officer


   /s/ James F. Verhey             Executive Vice President, and                                         March 28, 2001
---------------------------------  Chief Financial Officer (Principal Financial
   James F. Verhey                 and Accounting Officer

         Signature                      Title                Date
         ---------                      -----                ----
4.  Directors

   /s/ Ronald E. Bitonti              Director            March 28, 2001
   --------------------------
   Ronald E. Bitonti

   /s/ Todd G. Cole                   Director            March 28, 2001
   --------------------------
   Todd G. Cole

   /s/ Gerald A. Fawcett              Vice Chairman       March 28, 2001
   --------------------------
   Gerald A. Fawcett

   /s/ Reynold C. MacDonald           Director            March 28, 2001
   --------------------------
   Reynold C. MacDonald

   /s/ Charles E. Packard             Director            March 28, 2001
   --------------------------
   Charles E. Packard

                                      Director
-----------------------------                             --------------
   Marshall F. Wallach

                         Report of Independent Auditors



Board of Directors
Kaiser Ventures Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Kaiser Ventures Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the Untied States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP

Riverside, California
January 18, 2001, except for Note 20, as to which the date is March 6, 2001.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               as of December 31

                                                                          2000          1999
                                                                      -----------   ------------
ASSETS

Current Assets
   Cash and cash equivalents......................................    $10,097,000   $ 14,686,000
   Accounts receivable and other, net of allowance for
       doubtful accounts of $83,000 and $90,000,
       respectively...............................................      2,497,000      1,978,000
   Deferred tax assets............................................     10,699,000        285,000
   Note receivable................................................        107,000        107,000
                                                                      -----------   ------------

                                                                       23,400,000     17,056,000
                                                                      -----------   ------------

Investment in Fontana Union Water Company.........................     16,612,000     16,108,000
                                                                      -----------   ------------

Investment in West Valley MRF.....................................      3,660,000      3,009,000
                                                                      -----------   ------------

Real Estate
   Land and improvements..........................................      8,543,000      8,543,000
   Real estate held for sale......................................            ---     38,820,000
                                                                      -----------   ------------

                                                                        8,543,000     47,363,000
                                                                      -----------   ------------

Other Assets
   Note receivable................................................        589,000        700,000
   Deferred tax assets............................................      2,161,000        577,000
   Landfill permitting and development............................     18,354,000     15,800,000
   Buildings and equipment (net)..................................      1,463,000      2,805,000
   Other assets...................................................          6,000         27,000
                                                                      -----------   ------------

                                                                       22,573,000     19,909,000
                                                                      -----------   ------------

Total Assets......................................................    $74,788,000   $103,445,000
                                                                      ===========   ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               as of December 31



                                                                      2000           1999
                                                                  -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable...........................................    $   302,000   $    887,000
   Income taxes payable.......................................            ---      3,501,000
   Accrued liabilities........................................      3,824,000      4,998,000
   Environmental remediation..................................            ---      2,500,000
                                                                  -----------   ------------

                                                                    4,126,000     11,886,000
                                                                  -----------   ------------

Long-term Liabilities
   Deferred gain on sale of real estate.......................        696,000        724,000
   Accrued liabilities........................................        722,000      1,305,000
   Environmental remediation..................................      4,490,000     23,868,000
                                                                  -----------   ------------

                                                                    5,908,000     25,897,000
                                                                  -----------   ------------

Total Liabilities.............................................     10,034,000     37,783,000
                                                                  -----------   ------------

Minority Interest.............................................      5,280,000      4,772,000
                                                                  -----------   ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
       13,333,333 shares; issued and outstanding
       6,522,700 and 6,316,853, respectively..................        195,000        189,000
   Capital in excess of par value.............................     51,676,000     48,745,000
   Retained earnings..........................................      7,603,000     11,956,000
                                                                  -----------   ------------

Total Stockholders' Equity....................................     59,474,000     60,890,000
                                                                  -----------   ------------

Total Liabilities and Stockholders' Equity....................    $74,788,000   $103,445,000
                                                                  ===========   ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                        for the Years Ended December 31


                                                                        2000           1999          1998
                                                                   ------------    -----------   -----------
Resource Revenues
 Ongoing Operations
       Water resource............................................  $  5,640,000    $ 5,228,000   $ 5,201,000
       Gain on merger of PMI into ISC............................           ---     35,713,000           ---
       Gain on sale of ISC common stock..........................           ---      6,575,000           ---
       Income (loss) from equity method investments
           Penske Motorsports Inc................................           ---       (329,000)    1,903,000
           West Valley MRF, LLC..................................     1,651,000        910,000        40,000
       Gain on Mill Site land sales..............................       532,000      1,622,000           ---
                                                                   ------------    -----------   -----------

            Total ongoing operations.............................     7,823,000     49,719,000     7,144,000
                                                                   ------------    -----------   -----------

       Interim Activities Net (Loss).............................      (179,000)      (203,000)      (47,000)
                                                                   ------------    -----------   -----------

            Total resource revenues..............................     7,644,000     49,516,000     7,097,000
                                                                   ------------    -----------   -----------

Resource Operating Costs
 Operating costs.................................................       509,000        528,000       560,000
 Write-down to net realizable value..............................           ---      8,350,000           ---
                                                                   ------------    -----------   -----------

            Total resource operating costs.......................       509,000      8,878,000       560,000
                                                                   ------------    -----------   -----------

Income from Resources............................................     7,135,000     40,638,000     6,537,000

Corporate General and Administrative Expenses
 Corporate overhead expenses, excluding stock based compensation
  and stock option repricing expenses............................     3,469,000      4,910,000     3,979,000
 Stock based compensation expense................................     2,224,000            ---           ---
 Stock option repricing expense..................................       645,000            ---           ---
                                                                   ------------    -----------   -----------

                                                                      6,338,000      4,910,000     3,979,000
                                                                   ------------    -----------   -----------

Income from Operations...........................................       797,000     35,728,000     2,558,000

 Net interest (income) expense...................................      (581,000)       498,000     1,083,000
                                                                   ------------    -----------   -----------

Income before Income Tax Provision...............................     1,378,000     35,230,000     1,475,000

 Income tax provision
       Currently payable.........................................        33,000      8,364,000        12,000
       Deferred tax expense (benefit)............................   (11,998,000)    (3,211,000)      126,000
       Deferred tax expense credited to equity...................           ---      6,048,000       105,000
                                                                   ------------    -----------   -----------

Net Income.......................................................  $ 13,343,000    $24,029,000   $ 1,232,000
                                                                   ============    ===========   ===========

Basic Earnings Per Share.........................................  $       2.09    $      2.35   $       .12
                                                                   ============    ===========   ===========

Diluted Earnings Per Share.......................................  $       1.99    $      2.31   $       .11
                                                                   ============    ===========   ===========

Basic Weighted Average Number of Shares Outstanding..............     6,394,000     10,226,000    10,664,000

Diluted Weighted Average Number of Shares Outstanding............     6,699,000     10,386,000    10,840,000

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the Years Ended December 31

                                                                                  2000           1999          1998
                                                                              ------------   ------------   -----------
Cash Flows from Operating Activities
   Net income...............................................................  $ 13,343,000   $ 24,029,000   $ 1,232,000
   Provision for income tax which is credited to equity.....................           ---      6,048,000       105,000
   Income from equity method investments....................................    (1,651,000)      (581,000)   (1,943,000)
   Deferred tax (benefit) expense...........................................   (11,998,000)    (3,211,000)      126,000
   Depreciation and amortization............................................       370,000        511,000       552,000
   Stock based compensation expense.........................................     1,247,000            ---           ---
   Stock option repricing...................................................       645,000            ---           ---
   Gain on merger of PMI into ISC...........................................           ---    (35,713,000)          ---
   Gain on sale of ISC common stock.........................................           ---     (6,575,000)          ---
   Write-down to net realizable value.......................................           ---      8,350,000           ---
   Accelerated vesting of stock options.....................................        20,000         54,000           ---
   Mill Site deferred gain realized.........................................       (28,000)           ---           ---
   Gain on sale of Mill Site Property.......................................      (504,000)    (1,622,000)          ---
   Allowance for doubtful accounts..........................................        (7,000)      (213,000)        4,000
   Changes in assets:
       Receivable and other.................................................      (512,000)       574,000       196,000
   Changes in liabilities:
       Current liabilities..................................................      (902,000)       294,000      (361,000)
       Income taxes payable.................................................    (3,501,000)     3,501,000           ---
       Long-term accrued liabilities........................................      (429,000)       (56,000)      111,000
                                                                              ------------   ------------   -----------

   Net cash flows from (used in) operating activities.......................    (3,907,000)    (4,610,000)       22,000
                                                                              ------------   ------------   -----------

Cash Flows from Investing Activities
   Minority interest........................................................       508,000        997,000       897,000
   Proceeds from the sale of Mill Site Property.............................    19,880,000      2,662,000           ---
   Collection of note receivable............................................       111,000         75,000       456,000
   Capital expenditures.....................................................    (4,076,000)    (3,570,000)   (4,480,000)
   Environmental remediation expenditures...................................      (626,000)    (1,808,000)   (2,547,000)
   Proceeds from the sale of ISC common stock...............................           ---     63,552,000           ---
   Proceeds of the merger of PMI into ISC...................................           ---     24,419,000           ---
   Distribution from West Valley MRF........................................     1,000,000        450,000           ---
   Investment in Fontana Union Water Co.....................................      (654,000)           ---           ---
                                                                              ------------   ------------   -----------

   Net cash flows from (used in) investing activities.......................    16,143,000     86,777,000    (5,674,000)
                                                                              ------------   ------------   -----------

Cash Flows from Financing Activities
   Issuance of common stock.................................................       871,000        379,000       133,000
   Repurchase of common stock...............................................   (12,772,000)           ---           ---
   Shareholder payment contingent upon Mill Site real estate sale...........    (4,924,000)           ---           ---
   Repurchase of common stock...............................................           ---    (57,519,000)          ---
   Borrowings under revolver-to-term credit facility........................           ---      3,000,000     9,750,000
   Principal payments on revolver-to-term credit facility and note payable
                                                                                       ---    (16,750,000)   (5,102,000)
   Payment of loan fees.....................................................           ---            ---       (50,000)
                                                                              ------------   ------------   -----------

   Net cash flows from (used in) financing activities.......................   (16,825,000)   (70,890,000)    4,731,000
                                                                              ------------   ------------   -----------

Net Changes in Cash and Cash Equivalents....................................    (4,589,000)    11,277,000      (921,000)

Cash and Cash Equivalents at Beginning of Year..............................    14,686,000      3,409,000     4,330,000
                                                                              ------------   ------------   -----------

Cash and Cash Equivalents at End of Year....................................  $ 10,097,000   $ 14,686,000   $ 3,409,000
                                                                              ============   ============   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the Years Ended December 31, 2000, 1999 and 1998

                                                                     Capital In
                                                Common Stock          Excess of      Retained
                                         ------------------------
                                             Shares       Amount      Par Value      Earnings         Total
                                         ---------------------------------------------------------------------
Balance at December 31, 1997.............  10,591,240   $ 318,000   $ 74,342,000   $ 11,544,000   $ 86,204,000

   Provision for income tax,
  credited to equity.....................         ---         ---        105,000            ---        105,000

      Issuance of shares of
  common stock...........................      94,017       3,000        294,000            ---        297,000

   Net Income............................         ---         ---            ---      1,232,000      1,232,000
                                           ----------   ---------   ------------   ------------   ------------

Balance at December 31, 1998.............  10,685,257     321,000     74,741,000     12,776,000     87,838,000

   Repurchase of common stock............  (4,424,501)   (133,000)   (32,537,000)   (24,849,000)   (57,519,000)

   Issuance of shares of
  common stock...........................      56,097       1,000        439,000            ---        440,000

   Accelerated vesting of stock options..
                                                  ---         ---         54,000            ---         54,000

      Provision for income tax,
  credited to equity.....................         ---         ---      6,048,000            ---      6,048,000

   Net Income............................         ---         ---            ---     24,029,000     24,029,000
                                           ----------   ---------   ------------   ------------   ------------

Balance at December 31, 1999.............   6,316,853     189,000     48,745,000     11,956,000     60,890,000

   Issuance of shares of
  common stock...........................     205,847       6,000      2,266,000            ---      2,272,000

   Accelerated vesting of stock options..
                                                  ---         ---         20,000            ---         20,000

   Repricing of stock options............         ---         ---        645,000            ---        645,000

   Shareholder payment
       contingent upon Mill Site
  real estate sale    stock..............         ---         ---            ---     (4,924,000)    (4,924,000)

   Dividend..............................         ---         ---            ---    (12,772,000)   (12,772,000)

   Net Income............................         ---         ---            ---     13,343,000     13,343,000
                                           ----------   ---------   ------------   ------------   ------------

Balance at December 31, 2000.............   6,522,700   $ 195,000   $ 51,676,000   $  7,603,000   $ 59,474,000
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

     At December 31, 2000, the Company's long-term emphasis is on the further development of its principal assets: (i) a 53.71% interest in Fontana Union Water Company ("Fontana Union"), a mutual water company, the sale of which interest closed in March 2001 (See Note 20.); (ii) an 80% interest in Mine Reclamation (now "Mine Reclamation, LLC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"); (iii) the 9,144 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 1,100 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to Mine Reclamation for the Landfill Project; and (iv) a 50% joint venture interest in the West Valley MRF ("WVMRF"), a transfer station and recycling facility located on land acquired from the Company.

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

Ongoing Operations

     The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga County Water District ("Cucamonga"). Income from equity method investments reflect Kaiser's share of income related to those equity investments (i.e., Penske Motorsports Inc. ("PMI") from April 1, 1996 through March 31, 1999) and, starting in 1998, a limited liability company (i.e., WVMRF) which the Company accounts for under the equity method.

Interim Activities

     Revenues from interim activities are generated from various sources. Significant components of interim activities include water and waste water treatment revenues, rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities at the Mill Site; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; royalty revenues from iron ore shipments from the Silver Lake Mine, rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities. Due to the interim nature of these activities the Company is presenting these revenues net of their related expenses. Revenues and expenses associated with these activities at the former KSC mill site near

Fontana, California (the "Mill Site"), and Silver Lake Mine have ceased due to the sales of these properties. Total interim revenues for 2000, 1999, and 1998 were $1.7 million, $1.9 million, and $2.5 million, respectively.


Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

     The stated value of the assets and liabilities of the Company were carried forward from those of KSC except as adjusted in reorganization.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and majority-owned investments, except as specified below. Intercompany accounts and transactions have been eliminated.

     Fontana Union Water Company ("Fontana Union"). As of December 31, 2000, the Company, owned 53.71% of Fontana Union, a mutual water company, which entitled the Company to its proportionate share of Fontana Union water. The Company has effectively transferred its control in Fontana Union to Cucamonga pursuant to a 102-year lease of its Fontana Union shares ("Cucamonga Lease") which the Company entered into in March 1989, and which was amended in 1989, 1992 and 1993. Therefore, Kaiser receives no direct benefit from nor has any direct exposure to the operations or financial performance of Fontana Union. Consequently, Kaiser's investment in Fontana Union is recorded on the cost method with revenues from the Cucamonga Lease being recorded on a current basis pursuant to the terms and conditions of the Lease. (See Note 4.) On March 6, 2001, the Company closed on the sale of its interest to Cucamonga (See Note 20.).

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

Reclassification

     Certain amounts in the prior years have been reclassified to conform to the current year financial statement presentation.

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

     During 2000, the Company sold the bulk of its remaining Fontana Mill Site Property for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and liabilities associated with the Mill Site Property to CCG Ontario, LLC ("CCG"). Also during 2000, the Company sold its Rancho Cucamonga Parcel to The California Speedway Corporation for $3.8 million.

     Interest and property taxes related to real estate under development are capitalized during periods of development.

Investment in West Valley MRF, LLC

     The Company accounts for its investment in West Valley MRF, LLC, the owner of WVMRF, under the equity method of accounting because of the Company's 50% ownership interest.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments.

     Receivables. The carrying amount approximates fair value because of the short-term maturity of these instruments.


Note 3.  ACCOUNTS RECEIVABLE AND OTHER

  Accounts receivable as of December 31 consisted of the following:

                                            2000          1999
                                         ----------    ----------
     Cucamonga County Water District..   $2,155,000    $1,680,000
     Other............................      425,000       388,000
                                         ----------    ----------
                                          2,580,000     2,068,000

     Allowance for doubtful accounts        (83,000)      (90,000)
                                         ----------    ----------
        Total.........................   $2,497,000    $1,978,000
                                         ==========    ==========


Note 4.   CUCAMONGA LEASE

     The Company, leased its 50.88% ownership of the capital stock of Fontana Union, a mutual water company, to Cucamonga pursuant to a take-or-pay lease (the "Cucamonga Lease") that terminates in the year 2092. In 1996, the Company instituted litigation against Cucamonga due to a dispute concerning the amount payable to the Company pursuant to the terms of the Cucamonga Lease. The dispute centers on the Company's assertion that either the MWD Rate in the Cucamonga Lease was discontinued on July 1, 1995, or that the Lease Rate should be interpreted to include all the changed rates and items implemented by Metropolitan Water District of Southern California ("MWD") since July 1, 1995. As of November 14, 2000, the Company entered into an Agreement for the sale of its ownership interest in Fontana Union to Cucamonga for $87.5 million plus approximately $2.5 million in payments under the Cucamonga Lease. The sale closed on March 6, 2001 (See Note 20.). The sale resulted in settlement of the rate dispute litigation with Cucamonga.


Note 5.  INVESTMENTS

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

     Pursuant to the terms of the MOA, KRC contributed approximately 23 acres of Mill Site property on which the WVMRF was constructed while WVRT contributed all of Burrtec's recycling business that was operated within Riverside County, thereby entitling WVMRF to receive all revenues generated from this business after the closing date.

     Most of the financing for the projected cost of the WVMRF of approximately $22,000,000, including reimbursement of most of the previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the "Authority") Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A and Series 2000A (the "Bonds"). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. ("Union Bank"). The Bonds have stated maturity dates of June 1, 2012 for Series 1997A ($9.5 million) and June 1, 2030 Series 2000A ($8.5 million), although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank, the Company and Burrtec are each liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC. WVMRF also has established a $2.0 million equipment line of credit with Union Bank in order to refinance and purchase additional equipment.

     The Company is accounting for its investment in West Valley MRF, LLC under the equity method.

     On an unaudited basis, net revenues for the WVMRF for 2000 and 1999 were $9.2 and $7.7 million, respectively. The Company's share of undistributed equity in the earnings of WVMRF during 2000 and 1999 was $1,651,000 and $910,000, respectively. The Company has received distributions of $1.0 million and $500,000 during 2000 and 1999, respectively from its investment in the WVMRF. The condensed unaudited balance sheets of West Valley MRF, LLC as of December 31, are as follows:

                                                     2000          1999
                                                  -----------   -----------
Current Assets..................................  $ 4,919,000   $ 3,699,000
Property and Equipment (net)....................   16,380,000    10,806,000
Other Assets....................................    7,760,000     2,168,000
                                                  -----------   -----------
   Total Assets.................................  $29,059,000   $16,673,000
                                                  ===========   ===========

Current Liabilities.............................  $ 4,437,000   $ 1,610,000
Other Liabilities...............................    1,184,000       249,000
CPCFA Bonds Payable.............................   16,635,000     9,200,000
Stockholders' Equity............................    6,803,000     5,614,000
                                                  -----------   -----------
   Total Liabilities and Stockholders' Equity...  $29,059,000   $16,673,000
                                                  ===========   ===========

Investment in Penske Motorsports, Inc.

     Until the close of business July 26, 1999, the Company owned 1,627,923 shares, or approximately 11.73% of the common stock of PMI. The Company's ownership interest in PMI was acquired as a result of: (i) its contribution in November 1995, to PMI of approximately 480 acres, as adjusted, of the Central Mill Site Property on which the California Speedway ("TCS") has been built; and
(ii) the subsequent sale of the Speedway Business Park, totaling approximately 54 acres to PMI in December 1996. Until the close of business on July 26, 1999, PMI was traded on the NASDAQ National Market under the symbol "SPWY".

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

Note 6.  MINE RECLAMATION CORPORATION

     The Company, in January 1995, acquired a 70% interest in Mine Reclamation, the developer of the Landfill Project. As a result of subsequent equity fundings and purchases, the Company's ownership interest in Mine Reclamation as of December 31, 2000, is approximately 80%. On August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions ("Landfill Project Sale Agreement") with the District. In summary, the Landfill Project (which includes the Company's royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing currently anticipated to occur, if closing does occur, in the second quarter of 2001. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

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

     The District has been undertaking extensive due diligence on the Landfill Project and has the right to terminate the Landfill Purchase Agreement if it is not satisfied with the results of its due diligence. Due diligence is expected to continue into 2001.


Note 7.  NOTES RECEIVABLE

  As of December 31, 2000, the Company has two notes receivable from McLeod Properties, Fontana LLC (Budway Trucking, Inc.) totaling $696,000, of which $107,000 has been included in current assets and the balance of $589,000, is classified as a long term asset. The outstanding balance of the notes bears interest at 10% per annum with quarterly payments of $26,700 plus accrued interest with the remaining balance due October, 2004. The Company has agreed to subordinate its notes receivable to a construction/permanent loan in order to facilitate the construction of a building on the property.


Note 8.  BUILDINGS AND EQUIPMENT (Net)

  Buildings and equipment (net) as of December 31 consisted of the following:

                                2000          1999
                            -----------   -----------
Buildings and structures..  $ 2,085,000   $ 2,095,000
Machinery and equipment...    1,929,000     3,427,000
                            -----------   -----------
                              4,014,000     5,522,000
Accumulated depreciation..   (2,551,000)   (2,717,000)
                            -----------   -----------
   Total..................  $ 1,463,000   $ 2,805,000
                            ===========   ===========


Note 9.    ACCRUED LIABILITIES - CURRENT

  The current portion of accrued liabilities as of December 31 consisted of the following:

                                                    2000         1999
                                                 ----------   ----------
Environmental insurance settlement liability..   $1,313,000   $1,313,000
Compensation and related employee costs.......      974,000    1,371,000
Other.........................................    1,537,000    2,314,000
                                                 ----------   ----------
   Total......................................   $3,824,000   $4,998,000
                                                 ==========   ==========

Note 10.  ENVIRONMENTAL REMEDIATION RESERVE

     With the sale of approximately 588 acres of the Company's Mill Site Property to CCG in August 2000, substantially all of the environmental liabilities associated with that property were eliminated; thus, as a result of the sale and the remediation work undertaken prior to the sale, the Company was able to reduce its environmental remediation reserves by $21,252,000.

     As of December 31, 2000, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed below and other environmental related items, including, but not linked to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $4.5 million. For example, the Company remains contingently liable for any impacts the elevated total dissolved solid groundwater plume may have on previously existing water wells owned by third parties. Below is a table showing the activity in the remediation liability accounts for the years ended December 31:


                                                  2000           1999
                                             ------------    -----------
          Beginning Estimated Liability      $ 26,368,000    $28,270,000

          Remediation Costs Eliminated on
            sale of Mill Site Property        (21,252,000)           ---

          Remediation Costs Incurred             (626,000)    (1,902,000)
                                             ------------    -----------

          Ending Estimated Liability            4,490,000     26,368,000

           Less:  Current Portion                     ---     (2,500,000)
                                             ------------    -----------

          Long-term Portion                  $  4,490,000    $23,868,000
                                             ============    ===========

     See Note 18, "Commitments and Contingencies" for further information.


Note 11.  LONG-TERM DEBT

     As of December 31, 2000 and 1999, the Company had no outstanding borrowings under the Company's $30,000,000 revolving-to-term credit facility with Union Bank. The facility was cancelled prior to the closing of the sale of the Company's Fontana Union Stock to Cucamonga.

     Total interest expense incurred in 2000, 1999, and 1998 was $151,000, $1,272,000, and $1,083,000, respectively.


Note 12.  STOCKHOLDERS' EQUITY

Equity Transactions

     During 2000, 1999 and 1998 the Company recorded transactions directly to stockholders' equity other than changes resulting from net income or equity transactions with shareholders. These transactions include deferred tax expense credited to equity due to the utilization of the Company's reorganization NOL carryforwards repricing of stock options, and the accelerated vesting of stock options. These amounts for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              2000         1999       1998
                                            --------   ----------   --------
Deferred tax expense credited to equity..  $     ---   $6,048,000   $105,000
Repricing of stock options...............    645,000          ---        ---
Accelerated vesting of stock options.....     20,000       54,000        ---
                                            --------   ----------   --------

                                            $665,000   $6,102,000   $105,000
                                            ========   ==========   ========

Common Stock Outstanding

     At December 31, 2000 and 1999, Kaiser Ventures Inc. common stock has a par value of $0.03 and 13,333,333 authorized shares, of which 6,522,700 and 6,316,853 were outstanding, respectively.

     In November 1988, 10,000,000 shares of common stock (after giving effect for a 3 for 1 reverse stock split that took place in 1990) were issued pursuant to the KSC Plan of Reorganization. As of December 31, 2000 and 1999, 136,919 of these shares are being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding.

     In November 1999, the Company purchased 2,730,950 and 1,693,551 shares of its common stock from the New Kaiser Voluntary Employees' Beneficiary Association (the "VEBA") and from the Pension Benefit Guaranty Corporation (the "PBGC"), respectively. VEBA and the PBGC were the Company's two largest shareholders. The Company paid $13.00 per share in cash. In addition, the VEBA and the PBGC will have certain limited participation rights in the future success of the Company. As a result of the two sales of the Company's remaining Mill Site property during 2000, the Company made contingent payments equaling approximately $1.11 per share. In addition, VEBA and the PBGC received five-year warrants to purchase 460,000 and 285,260 shares of the Company's common stock, respectively. The warrants have an exercise price of $17.00 per warrant.

Stock Option and Stock Grant Programs

     In October 1990, the Company's stockholders approved the Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan (the "1989 Stock Plan"). The 1989 Stock Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or deferred stock awards. Certain options granted under the 1989 Stock Plan are still outstanding. During 2000 and 1999 the Company incurred $20,000 and $54,000, respectively, of compensation expense associated with the accelerated vesting of certain stock options. The Company incurred no compensation expense during 1998.

     In June 1995, the Company's stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives. In June 1996, the 1995 Stock Plan was amended to reserve up to 859,102 shares for issuance upon exercise of stock options, grants of stock and other stock related incentives. As a result of the increase in the 1995 Stock Plan reserve, the Company had 712,650 reserved shares as of December 31, 2000. Grants are generally established at fair market value of the Company's common stock on the date of the grant and the exercise thereof may extend for up to 10 years with various vesting schedules.

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

     In May 2000, the Company's proposed 2000 Stock Plan was not approved by the shareholders of the Company thus no options were granted in 2000. The Company in May 2000 granted to each non-employee director who was re-elected or serving an unexpired term as a member of the Board a restricted stock award of 1,500 shares. The restrictions on these shares lapse equally on the first and second anniversaries of the grants.

     In December 2000, the Company declared and paid a cash distribution of $2.00 per share from the proceeds of the two Mill Site real estate sales in 2000. As a result of this cash distribution, the Company reduced the exercise price on all outstanding options by the $2.00 in order to mirror the $2.00 dividend per share. This repricing required the Company to change to variable plan accounting for its outstanding options, which resulted in the Company incurring an expense of $645,000 for 2000. Going forward the Company must revalue all outstanding options on a quarterly basis and record either additional expense or a reduction to the previously recorded expense based on positive or negative fluctuations, respectively, in the market price of the Company's common stock.

     In 2000 the Company incurred stock based compensation expense of $2,224,000 related to the exercise of nonqualified stock options.

     A summary of the status of the stock option grants under the Company's stock plans as of December 31, 2000, 1999, and 1998 and activities during the years ending on those dates is presented below:

                                           2000                                1999                            1998
                               --------------------------------   --------------------------------   -----------------------------
                                               Weighted-Average                   Weighted-Average                Weighted-Average
                                 Options        Exercise Price       Options       Exercise Price     Options      Exercise Price
                               ----------       --------------    ------------   -----------------   -----------------------------
Outstanding at beginning of
   Year.......................   1,330,961           $11.17        1,502,961            $11.33       1,471,161         $11.28
Granted.......................         ---              ---           46,000              9.00          53,000          10.67
Exercised.....................    (608,301)            8.97          (60,000)             6.33         (21,200)          6.17
Forfeited.....................     (10,010)            3.00         (158,000)            13.96             ---            ---
                                ----------                        ----------                        ----------

Outstanding at end of year....     712,650           $10.51        1,330,961            $11.17       1,502,961         $11.33
                                ==========                        ==========                        ==========

Options exercisable at year
                                ==========           $10.51        1,289,461            $11.22         836,837         $11.41
   End........................     712,650                        ==========                        ==========
                                ==========

Weighted-average fair value
   of options granted
    during the year...........  $  N/A                                 $2.54                        $     2.27


     The following table summarizes information about variable stock options outstanding as of December 31, 2000:

                                                           Options Exercisable and
                                                                Outstanding
                                               ------------------------------------------
                                 Weighted-
                                  Average                                Weighted-
              Range of           Remaining                                Average
          Exercise Prices       Life (years)          Options          Exercise Price
          ---------------       ------------          -------          --------------
          $3.00  to   7.50          4.0               116,750              $ 6.63
          $7.51  to  15.58          3.8               595,900              $11.27

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

                                     2000          1999         1998
                                 -----------   -----------   ----------
Net Earnings
  As reported                    $13,343,000   $24,029,000   $1,232,000
  Pro forma                      $12,975,000   $23,650,000   $  757,000

Earnings per share (Basic)
 As reported                     $      2.09   $      2.35   $     0.12
 Pro forma                       $      2.03   $      2.31   $     0.07

Earnings per share (Diluted)
 As reported                     $      1.99   $      2.31   $     0.11
 Pro forma                       $      1.94   $      2.28   $     0.07

     The Company employed the Black-Scholes option-pricing model in order to calculate the above reduction in net income and earnings per share. The effect on net earnings for 2000, 1999, and 1998 is not necessarily representative of the effect in future years. The following table describes the assumptions utilized by the Black-Scholes option-pricing model and the resulting fair value of the options granted:

                            1999    1998
                           -----   -----
Volatility                  0.415   0.313
Risk-free interest rate     6.00%   6.00%
Expected life in years      2.28    2.05
Forfeiture rate             0.00%   0.00%
Dividend yield              0.00%   0.00%

     In 1988, the Company granted stock options totaling 533,333 shares with a nominal exercise price to certain of its officers as part of the emergence from bankruptcy reorganization. These options became 50% vested at the date of grant with the remaining options ratably vesting through June 1, 1991. As of December 31, 2000, 3,333 of these options remain vested and unexercised.


Note 13.  EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                       2000          1999         1998
                                                    -----------   -----------  -----------
Numerator:

   Net Income.....................................  $13,343,000   $24,029,000  $ 1,232,000

   Numerator for basic earnings per share
       -income available to common stockholders...  $13,343,000   $24,029,000  $ 1,232,000

   Numerator for diluted earnings per share
       -income available to common stockholders...  $13,343,000   $24,029,000  $ 1,232,000

                                                       2000          1999         1998
                                                    -----------   -----------  -----------
Denominator:

   Denominator for basic earnings per share
   -weighted-average shares.......................    6,394,000    10,226,000   10,664,000

   Effect of dilutive options.....................      305,000       160,000      176,000
                                                    -----------   -----------  -----------

   Denominator for diluted earnings per share
   -adjusted weighted-average shares and
   assumed conversions............................    6,699,000    10,386,000   10,840,000
                                                    ===========   ===========  ===========

 Basic earnings per share.........................  $      2.09   $      2.35  $       .12
                                                    ===========   ===========  ===========

 Diluted earnings per share.......................  $      1.99   $      2.31  $       .11
                                                    ===========   ===========  ===========

     For additional disclosures regarding the outstanding employee stock options see Note 12.

     The following table discloses the number of vested and outstanding options during 2000, 1999, and 1998 that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                             2000            1999            1998
                                       --------------  --------------  --------------
   Number of antidilutive options....         136,500         325,000         478,000

   Range of option prices
       for the antidilutive options..  $14.85 - 15.58  $12.55 - 17.58  $11.25 - 17.58

Note 14. SALE OF MILL SITE PROPERTY

     During 2000, the Company sold the bulk of its remaining Fontana Mill Site Property for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and liabilities associated with the Mill Site Property to CCG. Also during 2000, the Company sold its Rancho Cucamonga Parcel to The California Speedway Corporation for $3.8 million.

     During 1999, the Company sold approximately 13 acres of its Napa Lots, a portion of the Mill Site Property, in two all cash transactions; 7.8 acres to Maas-Hansen Steel for $1,699,000, or $5.00 per square foot, and 5.2 acres to D.T. Sari for $1,110,000, or $4.90 per square foot.


Note 15.  SUPPLEMENTAL CASH FLOW INFORMATION

     As a result of the sale of the bulk of the Company's remaining Fontana Mill Site Property to CCG, the Company eliminated $21.3 million in environmental remediation liabilities.

     The Company paid interest during 2000, 1999, and 1998 of $273,000, $1,314,000, and $1,042,000, respectively.

     Income taxes paid in 2000, 1999 and 1998 were $3,755,000, $4,863,000 and
$48,000, respectively.

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

     The Company has not capitalized interest or property taxes during 2000, 1999, and 1998.


Note 16.  INCOME TAXES

     The income tax provisions for the years ended December 31, 2000, 1999 and 1998 are composed of the following:

                                                          2000           1999          1998
                                                     -------------   ------------   ---------
Current tax expense (credit):
  Federal.....................................        $        ---   $  1,582,000   $     ---
  State.......................................              33,000      6,782,000      12,000
                                                      ------------   ------------    --------
                                                            33,000      8,364,000      12,000
                                                      ------------   ------------    --------
Deferred tax expense credited to equity:
  Federal.....................................                 ---      6,048,000     105,000
  State.......................................                 ---            ---         ---
                                                      ------------   ------------    --------
                                                               ---      6,048,000     105,000
                                                      ------------   ------------    --------
Deferred tax expense (credit):
  Federal....................................          (12,144,000)    (1,000,000)        ---
  State......................................              146,000     (2,211,000)    126,000
                                                      ------------   ------------    --------
                                                       (11,998,000)    (3,211,000)    126,000
                                                      ------------   ------------    --------

                                                      $(11,965,000)  $ 11,201,000    $243,000
                                                      ============   ============    ========

     There are no deferred tax amounts recorded as a component of equity subsequent to December 31, 1999, as all pre-reorganization NOLs have been utilized. In accordance with FASB 109, the tax benefits of all deductible temporary differences and loss carryforwards that existed at the date of a reorganization must be credited directly to additional paid-in capital when the initial recognition of these benefits occurs subsequent to the reorganization.

     Deferred tax liabilities (assets) are comprised of the following as of December 31, 2000 and 1999:

                                                                2000           1999
                                                            ------------   ------------
       Land held for development........................    $  1,911,000   $        ---
       Investment in Fontana Union......................       6,392,000      6,392,000
       Investment in PMI................................             ---            ---
       Depreciation.....................................         114,000        116,000
                                                            ------------   ------------
                                                               8,417,000      6,508,000
                                                            ------------   ------------

       Land held for development........................             ---     (1,103,000)
       Environmental remediation........................      (1,788,000)      (523,000)
       Investment in MRC................................      (1,822,000)    (1,823,000)
       Accounts receivable reserve......................         (33,000)      (107,000)
       State Taxes......................................             ---     (2,306,000)
       Other............................................      (2,200,000)    (1,817,000)
       Loss carryforwards...............................     (15,672,000)   (14,055,000)
                                                            ------------   ------------
                                                             (21,515,000)   (21,734,000)
                                                            ------------   ------------
       Less:  Deferred tax asset valuation allowance....         238,000     14,364,000
                                                            ------------   ------------
                                                            $(12,860,000)  $   (862,000)
                                                            ============   ============

     The net change in the valuation allowance during 2000, 1999, and 1998 was a reduction of $14,126,000, $10,635,000, and $759,000, respectively. The decrease in the valuation allowance for 2000 was due to the anticipated utilization of net operating loss carryforwards that shall occur during 2001 as a result of the sale of the Fontana Union stock.

     A reconciliation of the effective income tax rate to the federal statutory rate, for financial reporting purposes, is as follows:

                                                                        2000     1999    1998
                                                                      ------    -----   -----
     Federal statutory rate.........................................    34.0%    34.0%   34.0%
     Increase resulting from state tax, net of federal benefit......    12.9     12.7     8.1
     Federal Alternative Minimum Tax................................     ---      4.5     ---
     Other..........................................................     ---      ---     1.5
     Additional recognition of pre-reorganization benefits..........     ---     17.2     3.6
     Decrease in post-reorganization valuation allowance............  (915.2)   (40.5)    ---
     Non taxable equity earnings....................................     ---      3.9   (30.7)
                                                                      ------    -----   -----
                                                                      (868.3%)   31.8%   16.5%
                                                                      ======    =====   =====

     The consolidated NOL carryforwards available for federal income tax purposes as of December 31, 2000, are approximately $43,000,000 and will expire over a period from year 2006 through 2013. The amount of NOL carryforwards available for California state tax purposes as of December 31, 2000 are approximately $1,000,000 and will expire in 2010. There may be certain limitations as to the future annual use of NOLs if 50% or more of the stock of the Company changes ownership.


Note 17.  LEASED ASSETS AND SIGNIFICANT CUSTOMERS

Long-Term Leases

     The Company has a long-term lease agreement with Management Training Corporation ("MTC"). Minimum lease payments expected to be received by the Company through the next five years are as follows:

                     Year Ending
                     December 31      MTC Lease
                     -----------     -----------
                       2001          $390,000

                       2002          $    ---
                       2003          $    ---
                       2004          $    ---
                       2005          $    ---

     The net book value of Eagle Mountain at December 31, 2000 was approximately $8.9 million. Only a portion of Eagle Mountain is being utilized for the MTC Lease.

Significant Customers

     The Company received substantial portions of its revenue from the following customers:

              Year Ended     Cucamonga
             December 31      Lease         MTC Lease
             -------------  ----------      ---------
                 2000       $5,640,000       $780,000
                 1999       $5,228,000       $764,000
                 1998       $5,201,000       $729,000

Note 18.  COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

     As discussed in Note 10 above, the Company estimates, based upon current information, that its future remediation and other environmental costs, including groundwater and other possible third party claims, is approximately $4.5 million.

Pension Plans

     The Company currently sponsors a voluntary qualified 401(k) savings plan and a nonqualified pension plan, available to all full-time employees. Participants may make contributions of up to 15% of their compensation with the Company matching one-half of each participant's contribution up to 6% of compensation. The non-qualified plan mirrors the qualified 401(k) plan.

     Total expense relative to these plans for the years ended December 31, 2000, 1999, and 1998 was $158,000, $156,000, and $191,000, respectively.

Letters of Credit

     At December 31, 2000, the Company had guaranteed a letter of credit outstanding on its behalf to third parties totaling $120,000. This letter of credit was issued for reclamation activities performed at an idled coal property, on behalf of and at the expense of the KSC bankruptcy estate.


Note 19.  LEGAL PROCEEDINGS

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

Litigation

Bankruptcy Claims

     The Company's predecessor, KSC, was in reorganization under Chapter 11 of the United States Bankruptcy Code from February 1987 until November 1988. Pursuant to the KSC Plan of Reorganization (the "KSC Plan"), the Company established a subsidiary, KSC Recovery, Inc., which was engaged in the process of pursuing certain legal actions on behalf of the former creditors of KSC and handling the remaining administrative duties of the KSC bankruptcy estate, including claims resolution. All litigation and bankruptcy administration costs are borne by KSC Recovery, Inc., which maintains a cash reserve from previous litigation and other recoveries to fund anticipated ongoing litigation and administration costs. All major remaining claims in the bankruptcy estate were settled in 1995, with completion of one major settlement occurring in 1996. Resolution of these claims allowed for a distribution of cash and stock to most of the unsecured creditors of the KSC bankruptcy estate in the second quarter of 1996. Consistent with KSC Recovery, Inc.'s role solely as an agent of the former KSC creditors, the Company's consolidated statements of operations and cash flows do not reflect any of KSC Recovery, Inc.'s activities. Because of the minimum activities of the KSC bankruptcy estate, the Bankruptcy Court terminated its supervision over the estate in October 1996. However, the bankruptcy estate was recently reopened to address certain litigation matters.

     From time-to-time, various other environmental and similar types of claims, such as the environmental and asbestos litigation discussed above that relate to KSC pre-bankruptcy activities are asserted against KSC Recovery, Inc. and the Company. Excluding asbestos claims, there were approximately four environmental claims resolved through the bankruptcy estate in 2000. In connection with the KSC Plan, the Company, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the KSC Plan, except as otherwise provided by the KSC Plan and by law. Although the Company believes that in general all pre-petition claims were discharged under the KSC Plan, except as provided in the KSC Plan as allowed by law in the event any of these claims or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a material adverse effect on the Company.

     Asbestos Suits. The Company along with KSC Recovery, Inc. are currently named in approximately sixty (60) active asbestos lawsuits. The Company and KSC Recovery, Inc. have been previously named in other asbestos suits, but for various reasons those suits are not currently being pursued. Most of the plaintiffs alleged that they were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940's and that the Company and/or KSC Recovery, Inc. were in some manner associated with one or more shipyards or has successor liability. However, there are several claims involving other facilities such as the Mill Site Property. Most of these lawsuits are third party premises claims claiming injury resulting from exposure to asbestos and involve multiple defendants. The Company anticipates that it, often along with KSC Recovery, Inc., will be named as a defendant in additional asbestos lawsuits. A number of large manufactures and/or installers of asbestos and asbestos containing products have filed for bankruptcy over the past couple of years, increasing the likelihood that additional suits will be filed. In addition, the trend has been toward increasing trial damages and settlement demands. Virtually all of the complaints against the Company and KSC Recovery, Inc. are non-specific, but involve allegations relating to pre-bankruptcy activities. To date, several, but not all, of the plaintiffs have agreed that they will not personally pursue the Company, but they have been granted the right to pursue the Company's insurance coverage, to the extent there is coverage. The Company currently believes that it does have substantial insurance coverage for many of the claims and has tendered these suits to appropriate insurance carriers. Many, but not all, of the current asbestos claims are being accepted for defense and indemnity purposes by the insurance carriers, subject to a reservation of rights. However, there currently is a dispute as to the amount of insurance coverage. The Company and KSC Recovery, Inc. are engaged in settlement negotiations with the insurance carriers with regard to the coverage dispute. In addition, the Company has reserved for asbestos claims and related matters as a part of its environmental reserves. The Company also currently believes that it has various defenses to these claims, including the discharge granted to it in connection with KSC's bankruptcy reorganization. However, this is an evolving area of the law and it is possible that the bankruptcy discharge will not be recognized in many of the asbestos claims. Because the claims involve pre-bankruptcy activities, the KSC bankruptcy estate, through KSC Recovery, Inc. has been incurring defense and settlement costs, which should in large part be reimbursed by insurance.


Note 20.  SUBSEQUENT EVENTS

     As of November 14, 2000, the Company entered into that certain Stock Purchase Agreement and Joint Escrow Instructions pursuant to which the Company agreed to sell its ownership interest in Fontana Union to Cucamonga for $87.5 million plus approximately $2.5 million in payments due under the lease with Cucamonga through December 31, 2000. The Company solicited stockholder approval of the Fontana Union Stock Sale pursuant to that certain Notice of Consent Solicitation and Consent Solicitation Statement each dated January 5, 2001. After stockholder approval of the proposed transaction in February 2001, the Fontana Union Stock Sale was completed on March 6, 2001. Subsequent to the closing of the sale, the Company paid approximately $4.6 million pursuant to the commission agreement that the Company had executed in regard to finding a lessee for its Fontana Union shares.

     Effective February 1, 2001, the Company sold various mineral properties, including the Silver Lake Mine, an active iron ore mine, for approximately $2.0 million. The Company received cash of approximately $700,000 in the transaction with the balance of the purchase price represented by buyers' promissory note. The principal balance of the promissory note accrues interest at the rate of 8% per annum and is payable over a term of five years. The assets sold secure the note.

Note 21.  QUARTERLY FINANCIAL DATA (Unaudited)

                                                First          Second          Third           Fourth
                                               Quarter         Quarter         Quarter         Quarter
                                             ----------     -----------     ------------     ----------
2000

Resource revenues                             $1,408,000       $1,593,000    $ 1,526,000     $ 3,117,000

Income (loss) from operations                 $  393,000       $  745,000    $   283,000     $  (624,000)

Income (loss) before income tax provision     $  501,000       $  793,000    $   449,000     $  (365,000)

Net income                                    $  300,000       $  476,000    $   269,000     $12,298,000

Earnings per share
   Basic                                      $     0.05       $      .07    $      0.04     $      1.93
   Diluted                                    $     0.04       $      .07    $      0.04     $      1.84

1999

Resource revenues                             $  833,000       $1,269,000    $40,394,000     $ 7,020,000

Income (loss) from operations                 $ (223,000)      $  304,000    $39,254,000     $(3,607,000)

Income (loss) before income tax provision     $ (542,000)      $  (30,000)   $39,150,000     $(3,348,000)

Net (loss) income                             $ (327,000)      $  (26,000)   $29,307,000     $(4,925,000)

Earnings (loss) per share
   Basic                                      $     (.03)      $      .00    $      2.77     $      (.39)
   Diluted                                    $     (.03)      $      .00    $      2.73     $      (.39)

                     KAISER VENTURES INC. AND SUBSIDIARIES


         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                              Balance at   Charged to   Deductions
                                               Beginning   Costs and       from      Balance at
          Classification                       of Period  Expenses (A)   Reserves   End of Period
---------------------------------------------------------------------------------------------------
Year Ended December 31, 2000
----------------------------

Allowance for losses in collection
of current accounts receivable......              $ 90,000  $    ---        $  7,000       $ 83,000
                                               ===========  ===========   ==========  =============

Year Ended December 31, 1999
----------------------------

Allowance for losses in collection
of current accounts receivable......              $303,000  $    ---        $213,000       $ 90,000
                                               ===========  ===========   ==========  =============

Year Ended December 31, 1998
----------------------------

Allowance for losses in collection
of current accounts receivable......              $299,000      $31,000     $ 27,000       $303,000
                                               ===========  ===========   ==========  =============


(A) Although the Company is continuing to bill Cucamonga at what it believes is the correct Metropolitan Water District of Southern California ("MWD") rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The lease dispute was settled as a result of the sale of the Company's investment in Fontana Union to Cucamonga in March 2001.