Form 10-Q
period 2001-03-31
KAISER VENTURES INC
filed 2001-05-11
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2001              Commission File Number 0-18858


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

                               Yes  X   No
                                   ---

On May 5, 2001, the Company had 6,552,687 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                        TABLE OF CONTENTS TO FORM 10-Q

                                                                            PAGE
PART I

  FORWARD-LOOKING STATEMENTS...............................................  1

  Item 1.      FINANCIAL STATEMENTS........................................ 2/13

  Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS........................  2

  FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS................................. 13

               CONSOLIDATED STATEMENTS OF INCOME........................... 15

               CONSOLIDATED STATEMENTS OF CASH FLOWS....................... 16

               CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY....................................... 17

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................. 18

PART II

  Item 1.      LEGAL PROCEEDINGS........................................... 19

  Item 2.      CHANGES IN SECURITIES....................................... 19

  Item 3.      DEFAULTS UPON SENIOR SECURITIES............................. 19

  Item 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS........... 19

  Item 5.      OTHER INFORMATION........................................... 19

  Item 6.      EXHIBITS AND REPORTS ON FORM 8-K............................ 20

SIGNATURES................................................................. 21


                       AVAILABILITY OF PREVIOUS REPORTS
                       --------------------------------

  The Company will furnish without charge, to each stockholder, upon written request of any such person, a copy of the Company's annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K Report that are not currently stockholders of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764.

  The reader is encouraged to read this Form 10-Q Report in conjunction with the Company's 10-K Report for the period ended December 31, 2000, since the information contained herein is often an update of the information in the 10-K Report.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                    PART I

                          Forward-Looking Statements

  Except for the historical statements and discussions contained herein, statements contained in this 10-Q Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any press release, 10-K, Annual Report to Stockholders, 10-Q or 8-K Report of the Company or the Company's website, may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. Forward-looking statements include, without limitation, any statement that forecasts, indicate, anticipate or imply future results, performance, events or achievements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words "anticipate," "believe," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. For example, actual results could materially differ from those projected as a result of factors such as, but not limited to, general economic conditions in the United States and Southern California; the impact of federal, state, and local laws and regulations on the Company's activities; the failure of the bankruptcy discharge granted to the Company to address claims and litigation that relate to the pre-bankruptcy activities of Kaiser Steel Corporation; the failure, in whole or in part, of the Company's business plans to, develop, sell or otherwise deal with any major asset of the Company; the failure for any reason of CCG Ontario, LLC to honor the terms of its agreements with the Company in connection with the sale of the Mill Site real estate to CCG Ontario, LLC, including its assumption of liability and responsibility for certain environmental obligations and duties associated with the Mill Site; the success of any material litigation involving the Company and its projects such as legal challenges to the completed federal land exchange for the proposed Eagle Mountain landfill project; and/or the risks and contingencies associated with the planned sale of the Eagle Mountain project to the Los Angeles County Sanitation District. The risks included herein are not exhaustive. Other sections of this 10-Q Report include additional factors that could adversely impact the Company and its projects. Readers are cautioned not to put undue reliance on forward-looking statements as a prediction of future actual results. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                            Additional Information

  A reader of this 10-Q Report is strongly encouraged to read the entire report, together with the Company's 2000 10-K Report for background information and a complete understanding as to material developments concerning the Company.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Item 1.  FINANCIAL STATEMENTS

  The Financial Statements are located at the end of Item 2., beginning on Page 13 of this Report and are incorporated herein by this reference.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                BUSINESS UPDATE

General

  Kaiser Ventures Inc. ("Kaiser" or the "Company", including its wholly-owned subsidiaries unless otherwise provided herein) is an asset development company based in Southern California. The Company is the reorganized successor to several of the assets of Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy in 1987. The Company's current emphasis is on its remaining principal assets: (i) an 80% interest in Mine Reclamation, LLC ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"), with the Landfill Project under contract to be sold to Los Angeles County Sanitation District No. 2 (the "District") for $41 million; (ii) the approximately 9,144 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 1,100 acre town of Eagle Mountain ("Eagle Mountain Townsite") and the land leased to MRC for the Landfill Project; and (iii) a 50% joint venture interest in the West Valley MRF ("West Valley MRF"), a transfer station and recycling facility located on land acquired from the Company. In addition, the Company has a substantial cash position as a result of the sale of its interest in Fontana Union Water Company ("FUWC") on March 6, 2001, for $87.5 million. The Company, as of December 31, 2000, had approximately $43 million in regular federal net operating loss ("NOLs") carryforwards, however due to the Company's sale of its FUWC stock in March 2001, it is anticipated that all of the existing NOLs will be utilized in the current year.

Future Plans

  The Company has been developing the assets it received out of the Kaiser
Steel Corporation bankruptcy and then selling them at such time as the Company believes that it can achieve maximum stockholder value for a particular project or asset. During 2000, the Company: (i) sold the balance of all of the Company's real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an approximate five acre parcel; (ii) entered into an agreement to sell the Landfill Project to the District, with the Company and the District working toward a closing on such transaction; (iii) entered into an agreement for the sale of the Company's interest in FUWC to Cucamonga County Water District ("Cucamonga"), which transaction was completed on March 6, 2001; and (iv) paid a $2.00 cash distribution to its stockholders.

  As a result of the items outlined above, the Company has been evaluating and continues to evaluate its future strategy and business plan, as well as the timing and alternative means of making its excess cash available to stockholders. The alternatives being considered by the Company's Board of Directors include, but are not limited to, a plan of reorganization or dissolution, dividends, stock repurchases, a reformulation of the Company into a different business form, one or more mergers, a sale of the Company, and/or other similar transactions. In evaluating any alternative, the Board is considering and

                     KAISER VENTURES INC. AND SUBSIDIARIES

will consider, among other factors: (i) the Company's current and anticipated future contingent liabilities and cash needs; (ii) tax planning opportunities and their timing, with the goal of reasonably minimizing taxes paid by the Company and its stockholders; (iii) the anticipated timing of achieving maximum value for the Company's remaining assets which may be several years in the future; (iv) expenses, including general administrative and ongoing expenses, related to any particular alternative; (v) the legal and other risks that may be associated with any particular alternative; (vi) the timing of initiating and completing any particular alternative; and (vii) the possible impacts of any particular alternative may have on the trading in the Company's stock. The foregoing listing of factors is not intended to list every point that is or will be considered by the Company and its Board of Directors. During the first quarter, the Board of Directors continued its evaluation of various alternatives. It is currently anticipated that the Company's Board of Directors will make a final determination on the appropriate alternative or series of alternatives by the end of the second quarter of 2001.

Investment in Fontana Union Water Company

  Effective March 6, 2001, the Company completed the sale of its approximately 53.71% ownership interest in the capital stock of FUWC, a mutual water company, to Cucamonga for $87.5 million. In addition, the Company received approximately $2.5 million in payments under the lease of FUWC shares to Cucamonga. Stockholder approval for the sale was obtained. With the sale of the FUWC interest, the lease with Cucamonga was effectively terminated and the rate dispute litigation between the Company and Cucamonga was settled.

  In connection with the sale of the Company's ownership interest in FUWC, the Company terminated its $30 million credit facility with Union Bank that was secured by FUWC stock and the Cucamonga Lease.

The Mill Site Property

  The only remaining mill site property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. This parcel's environmental contamination is to be remediated by CCG Ontario, LLC. CCG Ontario, LLC purchased approximately 588 acres of the mill site property from the Company in August 2000 and assumed substantially all of the Company's environmental liabilities associated with the property it purchased and it also assumed certain other environmental liabilities and risks associated with the former Kaiser Steel Corporation mill site.

Lake Tamarisk and Mining Properties

  Lake Tamarisk is an incorporated community located two mile northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain Project. The Company, through its wholly owned subsidiary, owns 77 improved lots including one residential structure, and a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk (the "Lake Tamarisk Properties"). On November 9, 2000, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions to sell the Lake Tamarisk Properties for a gross purchase price of $1.75 million in cash. In the first quarter of 2001, the potential buyer elected to terminate the purchase contract. The Company is again marketing this property.

  Effective February 1, 2001, the Company sold approximately 190 acres near Afton Canyon, California known as the Dunn Siding, the Silver Lake Mine west of Baker, California which is a small producing iron ore mine, and some mining claims and properties known as the Bessemer and Morris

                     KAISER VENTURES INC. AND SUBSIDIARIES

Lode properties. The Company received a gross sales price of approximately $2 million with $700,000 paid in cash and the balance represented by buyer's secured promissory note payable over five years at 8% per annum.

Waste Management

West Valley Materials Recovery Facility

  The Company, through a wholly-owned subsidiary, and Burrtec Waste Industries, Inc., also through a wholly-owned subsidiary, each own a fifty percent (50%) interest in West Valley MRF, LLC, a limited liability company that owns the West Valley MRF. A materials recovery facility or "MRF" sorts through municipal solid waste to recover items that may sold into a commercial market such as paper, cardboard, glass and aluminum cans. Phase 1 of the West Valley MRF includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services capable of process approximately 2,000 tons per day of non-hazardous commercial and municipal solid waste.

  Given the level of demand for the services of the West Valley MRF, Burrtec and the Company decided to expand the West Valley MRF. Construction of Phase 2 of the West Valley MRF is nearly complete and it is expected to be fully operational by the end of the second quarter of 2001. Phase 2 expands the processing capacity of the West Valley MRF from approximately 2,000 tons per day to 3,500 tons per day. Phase 2 involves constructing an approximately 80,000 square foot addition to the existing facilities, the purchase and installation of certain related equipment, including rolling stock, and the rehabilitation and relocation of certain existing equipment. The estimated cost of the expansion is approximately $10 million.

Eagle Mountain Landfill Project

  Background. In 1988, the Company entered into a 100-year lease agreement (the "MRC Lease") with MRC. MRC is seeking to develop the Company's former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. The Company currently owns 80% of the Class B units and 100% of the Class A units of MRC. In December 1999, the Landfill Project received its last major permit necessary to construct and operate a rail haul landfill. The Landfill Project is permitted to receive a maximum of 20,000 tons per day of municipal solid waste for up to 88 years.

  Sale of Landfill Project. Effective August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions ("Landfill Project Sale Agreement") with the District. In summary, the Landfill Project (which includes the Company's royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing currently anticipated to occur in the third quarter of 2001. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation challenging the completed federal land exchange. Interest will accrue on this portion of the purchase price and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District's Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

  The District has been undertaking extensive due diligence on the Landfill Project and is waiting for receipt of several items, including final land and right-of-way surveys. In addition, the parties are negotiating the terms of various ancillary agreements such as joint use agreements for access, utilities, and the Eagle Mountain railroad. With the sale of the Landfill Project, the Company will continue to own more than 4,000 acres in the Eagle Mountain area, including the Eagle Mountain town site. The parties agreed to extend the closing date to no later than August 31, 2001. Interest began to accrue on $39 million of the purchase price effective May 3, 2001.

  The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to the Company's second quarter 2000 10-Q Report and by Exhibit 10.1 to this 10-Q Report.

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

  A decision in an unrelated case has the potential of having a material adverse impact on the federal land exchange litigation and thus, the Landfill Project and its pending sale. In November 2000, the Ninth Circuit U.S. Court of Appeals issued a decision which required the reversal of the completed federal land exchange for the competing Mesquite rail-haul landfill project. In the case, Desert Citizens Against Pollution v Bisson, (9th Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals, among other things, determined that the U.S. Bureau of Land Management ("BLM") did not properly value the land being acquired by the developer of the landfill project. The Court concluded that the appraisal should have considered the value of the land being acquired as a potential landfill. The court did not establish what it thought should be the proper value of the exchanged lands. The plaintiffs in the Company's federal land exchange litigation have amended their respective complaints to now assert that the appraisal used to complete the federal land exchange between the BLM and the Company is similarly defective. As a result of the amended complaints and several pending motions, the original trial schedule has been significantly delayed. Perhaps of most importance are the issues surrounding the procedures, time, and additional investment that may be needed to implement an appraisal review and possibly a new appraisal.

  Risks. As is discussed in this 10-Q Report and in more detail in the Company's 2000 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the

                     KAISER VENTURES INC. AND SUBSIDIARIES

District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange which risks have increased as a result of the Ninth Circuit Courts of Appeals' recent decision as more fully discussed above.

                               Operating Results

Primary Revenue Sources

Ongoing Operations

  The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in FUWC to Cucamonga. However, the lease with Cucamonga terminated effective March 6, 2001, with the sale of the Company's interest in FUWC to Cucamonga. Income from equity method investments reflect Kaiser's share of income related to its investment in the West Valley MRF.

Interim Activities (net)

  Revenues from interim activities are generated from various sources. Significant components of interim activities include water and waste water treatment revenues, rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities at the Mill Site; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine") rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities. Due to the interim nature of these activities the Company is presenting these revenues net of their related expenses. No revenues and expenses associated with the Mill Site Property and only $39,000 of net revenues associated with the Silver Lake Mine were recorded during 2001 due to the sales of these properties.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

Results of Operations

Analysis of Results for the Quarters Ended March 31, 2001 and 2000

  An analysis of the significant components of the Company's resource revenues for the quarters ended March 31, 2001 and 2000 follows:

                                                2001          2000      % Inc. (Dec)
                                             -----------   ----------   ------------
Ongoing Operations
 Gain on Sale of FUWC Stock...............   $65,171,000   $       --        100%
 Water Resource...........................       295,000    1,155,000        (74%)
 Gain on sale of California Mines.........     1,756,000           --        100%
 Deferred gain on Mill Site land sales....        27,000           --        100%
 Income from equity method investment in
  West Valley MRF, LLC....................       257,000      329,000        (22%)
                                             -----------   ----------      -----

  Total ongoing operations................    67,506,000    1,484,000      4,449%
                                             -----------   ----------      -----

Interim Activities (net)
 Lease, service and other.................       (31,000)     (75,000)        59%
                                             -----------   ----------      -----

  Total resource revenues.................   $67,475,000   $1,409,000      4,692%
                                             -----------   ----------      -----

  Resource Revenues. Total resource revenues for the first quarter of 2001 were $67,475,000, compared to $1,409,000 for 2000. Revenues from ongoing operations increased 44 fold for the quarter to $67,506,000 from $1,484,000 in 2000, while the loss from interim activities (net of related expenses) declined 59% to $31,000 from $75,000 in 2000.

  Ongoing Operations. During the first quarter of 2001, the Company sold its investment in FUWC to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million. Included in the net gain of $65.2 million was the payment of $1.0 million to management pursuant to the Company's Long-Term Transaction Incentive Program. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $295,000 during the first quarter of 2001 compared to $1,155,000 for 2000. The 74% decrease in water lease revenues during the quarter reflects the sale of the Company's investment in its FUWC stock which closed March 6, 2001.

  During the first quarter of 2001, the Company sold its California Mine properties for $2.0 million, resulting in a gain of $1,756,000. The Company also recognized deferred gain of $27,000 from the sales of certain Mill Site properties in 1997 and 1999.

  Income from equity method investments decreased by $72,000 to $257,000 due to lower equity income from the WVMRF during the first quarter of 2001 compared to $329,000 recorded for the same period 2000.

  Interim Activities (net). Interim activities net of expenses for the first quarter of 2001 were a net expense of $31,000 compared to a net expense of $75,000 for the same period in 2000. The 59% decrease in net interim expense in 2001 is primarily attributable to the termination of interim activities at the Mill Site Property due to the sale to CCG in August 2000 ($67,000), and lower net interim

                     KAISER VENTURES INC. AND SUBSIDIARIES

expense at Eagle Mountain ($16,000) being partially offset by lower net operating revenue at the California Mines which were sold in early February ($37,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue. Total resource operating costs for the first quarter of 2001 decreased to $42,000 from $173,000 in 2000. This decrease was due to a decrease in the lease commission and outside legal costs associated with the CCWD lease and CCWD lease rate dispute ($130,000) due to the sale of the Company's investment in its FUWC stock.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first quarter of 2001 increased 178% to $2,349,000 from $843,000 for 2000. The increase is primarily due to non-cash variable stock option accounting ($1,155,000), the exercise of nonqualified stock options ($195,000) and higher professional and outside consulting expenses ($145,000).

  Net Interest Income. Net interest income for the first quarter of 2001 was $386,000 compared to $108,000 in 2000. The change was due primarily to: (a) an increase in interest income ($263,000) due to higher cash and investment balances and a decrease in interest expense ($15,000) associated with the Company's $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company's sale of its FUWC stock (the collateral for the debt).

  Pre-Tax Loss and Income Tax Provision. The Company recorded income before income tax provision of $65,470,000 for the first quarter of 2001, versus $501,000 recorded in 2000. An income tax provision of $17,461,000 was recorded in the first quarter of 2001 compared to $201,000 for 2000.

  Net Income. For first quarter of 2001, the Company reported a net income of $48,009,000, or $7.35 per share, versus $300,000, or $.05 per share, reported for 2000.

                               Financial Position

  Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $83,138,000 to $93,235,000 at March 31, 2001 from $10,097,000 at December 31, 2000. Included in cash and cash equivalents is $2,899,000 and $3,247,000 held solely for the benefit of MRC at March 31, 2001 and December 31, 2000, respectively. The increase in cash and cash equivalents is primarily due to: (a) the sale of the Company's FUWC Stock ($81,783,000); (b) the sale of the California Mines for $2.0 million of which $726,000 was cash at the closing; and (c) the issuance of common stock relating to the exercise of stock options of $119,000.

  Working Capital. During the first quarter of 2001, current assets increased $70.6 million to $94 million, while current liabilities increased $4.1 million to $8.2 million. The increase in current assets resulted primarily from the $83.1 million increase in cash and cash equivalents and a $10.7 million decline in current deferred tax assets. The increase in current liabilities resulted primarily from the recording of $4.4 million income taxes payable and an increase in accounts payable ($600,000) being partially offset by the payment of year-end accruals ($1.0 million). Included in current liabilities as of March 31, 2001 is $701,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital increased during the first quarter of 2001 by $66.5 million to $85.8 million at March 31, 2001.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Real Estate. Real Estate decreased $240,000 during the first quarter of 2001 due to the sale of the Company's California Mine properties.

  Investments. There was a $257,000 increase in the Company's investment in the WVMRF during the first quarter of 2001 due to the Company's recording of its equity share of income during the period. The $16,612,000 decrease in the Company's investment in FUWC is due to the sale of that investment during the first quarter of 2001.

  Other Assets. The decrease in other assets ($730,000) is primarily related to the Company's utilization of its long-term deferred tax assets ($2.2 million) and an increase in accumulated depreciation as of March 31, 2001 ($69,000) being partially offset by increases in notes receivable due to the sale of the California Mine Property ($1.0 million long term portion) and capitalized landfill permitting and development costs incurred by MRC ($500,000).

  Environmental Remediation. As of March 31, 2001, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company CCG in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $4.5 million. Among other things, the Company remains contingently liable for any impacts the elevated total dissolved solid groundwater plume may have on previously existing water wells owned by third parties.

  Long-term Liabilities. The decrease in other long-term liabilities is primarily due to a decrease in accrued liabilities and environmental reserves ($133,000) and the recognition of deferred gains on real estate sales ($27,000).

  Minority Interest and Other Liabilities. As of March 31, 2000, the Company has recorded $5,280,000 of minority interest relating to the approximately 19% ownership interest in MRC the Company does not own.

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

  Ongoing Operations. As noted above, the Company's revenues from ongoing operations have, in the past, been generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year take-or-pay lease with Cucamonga, and the 50% equity ownership of the West Valley MRF, are essentially complete and the Company has been recognizing significant revenues and income from these investments. However, the revenues from ongoing operations will be significantly reduced in 2001 as a result of the Company completing the sale of its ownership interest in FUWC to Cucamonga. In addition, the Company continues to evaluate its remaining assets and investments in light of how to best provide maximum value to its stockholders.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  In regard to the West Valley MRF, the most significant factor affecting the Company's future equity income from the West Valley MRF is the expansion of the facility's capacity from 2,000 to 3,500 tons per day. This expansion, which will cost approximately $10 million and is anticipated to be completed and in operation in early 2001, will increase the processing facility by an additional 80,000 square feet and will provide for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on the ability of the West Valley MRF to attract new customers and waste volumes from the closure of local landfills such as the Spadra Landfill, which closed in April 2000, and on the future construction of any competing facilities.

  Pending Sale of Eagle Mountain Landfill Project. Effective August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions ("Landfill Project Sale Agreement") with County Sanitation District No. 2 of Los Angeles County (the "District"). In summary, the Landfill Project (which includes the Company's royalty payments under the MRC Lease) is being sold for $41 million with an initial closing currently anticipated to occur by the end of August 2001, and assuming the transaction actually closes. However, payment of the purchase price will be delayed as described in more detail below. Interest began to accrue on $39 million of the purchase price effective May 3, 2001. The sale of the Landfill Project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction.

  Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation over the completed federal land exchange. Interest will accrue on this portion of the purchase price and interest will be paid out to Mine Reclamation, LLC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (i) the release of the $39 million as described above, or (2) the permitting approval of the District's Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

  The District has been undertaking significant due diligence on the Landfill Project and has the right to terminate the Landfill Purchase Agreement if it is not satisfied with the results of its due diligence. Due diligence is continuing with respect to certain title matters and the parties are negotiating various ancillary agreements. In addition, a recently announced decision in an unrelated case does have the potential of having a material adverse impact on the Landfill Project and its pending sale. For additional information see "Part I, Item 1. BUSINESS - Waste Management - Eagle Mountain Landfill Project - Landfill Project Litigation."

  Mill Site Property. The only remaining mill site property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. This parcel's environmental contamination is to be remediated by CCG Ontario, LLC. CCG Ontario, LLC purchased approximately 588 acres of the mill site property from the Company in August 2000 and assumed substantially all of the Company's environmental liabilities associated with the property it purchased and it also assumed certain other environmental liabilities and risks associated with the former Kaiser Steel Corporation mill site.

                     KAISER VENTURES INC. AND SUBSIDIARIES

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

Cash Maximization Strategy

  The Company has been developing the assets it received out of the Kaiser Steel Corporation bankruptcy and then selling them at such time as the Company believes that it can achieve maximum stockholder value for a particular project or asset. During 2000, the Company: (i) sold the balance of all of the Company's real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an approximate five acre parcel; (ii) entered into an agreement to sell the Landfill Project to the District, with the Company and the District working toward a closing on such transaction; (iii) entered into an agreement for the Company's interest in FUWC to Cucamonga which transaction was completed on March 6, 2001; and (iv) paid a $2.00 cash distribution to its stockholders.

  As a result of the items outlined above, the Company has been evaluating and continues to evaluate its future strategy and business plan, as well as the timing and alternative means of making its excess cash available to stockholders. The alternatives being considered by the Company's Board of Directors include, but are not limited to, a plan of reorganization or dissolution, dividends, stock repurchases, a reformulation of the Company into a different business form, one or more mergers, a sale of the Company, and/or other similar transactions. In evaluating any alternative, the Board is considering and will consider, among other factors: (i) the Company's current and anticipated future contingent liabilities and cash needs; (ii) tax planning opportunities and their timing, with the goal of reasonably minimizing taxes paid by the Company and its stockholders; (iii) the anticipated timing of achieving maximum value for the Company's remaining assets which may be several years in the future; (iv) expenses, including general administrative and ongoing expenses, related to any particular alternative; (v) the legal and other risks that may be associated with any particular alternative; (vi) the timing of initiating and completing any particular alternative; and (vii) the possible impacts of any particular alternative may have on the trading in the Company's stock. The foregoing listing of factors is not intended to list every point that is or will be considered by the Company and its Board of Directors. During the first quarter, the Board of Directors continued its evaluation of various alternatives. It is currently anticipated that the Company's Board of Directors will make a final determination on the appropriate alternative or series of alternatives by the end of the second quarter of 2001.

  Corporate Overhead. As future transactions are completed, the Company intends to further reduce its corporate staffing and overhead to reflect the reduced requirements of its remaining operations and projects.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; and (b) reserves set aside from the Company's sale of its investment in FUWC will be sufficient to satisfy the Company's operating cash requirements.

  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC for tax purposes and its use of KSC-related NOLs, income taxes actually

                     KAISER VENTURES INC. AND SUBSIDIARIES

paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of NOLs, if any, has historically been reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs as of December 31, 2000, are estimated to be approximately $43 million for federal purposes and $1 million for state purposes. Due to the sale of the FUWC stock in March, the Company anticipates utilizing all of these NOLs in the current year. These federal NOLs expire in varying amounts over a period from year 2006 to 2013. In addition, the Company expects that the closing of the sale of MRC to the Los Angeles Sanitation District will result in a taxable loss in the range of $15- $20 million. Such a loss would increase the Company's federal NOLs by the amount of the loss and create a state NOL equal to 55% of the loss.

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


Item 2.  FINANCIAL STATEMENTS



               (Remainder of this Page Intentionally Left Blank)

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of



                                                           March 31,     December 31,
                                                             2001            2000
                                                         ------------    ------------
                                                          (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents...........................  $ 93,235,000    $10,097,000
   Accounts receivable and other, net of allowance for
    doubtful accounts of $83,000.......................       487,000      2,497,000
   Deferred tax assets.................................           ---     10,699,000
   Note receivable.....................................       323,000        107,000
                                                         ------------    -----------

                                                           94,045,000     23,400,000
                                                         ------------    -----------

Investment in Fontana Union Water Company..............           ---     16,612,000
                                                         ------------    -----------

Investment in West Valley MRF..........................     3,917,000      3,660,000
                                                         ------------    -----------

Real Estate
   Land and improvements...............................     8,303,000      8,543,000
                                                         ------------    -----------

Other Assets
   Note Receivable.....................................     1,603,000        589,000
   Deferred tax assets.................................           ---      2,161,000
   Landfill permitting and development.................    18,839,000     18,354,000
   Buildings and equipment (net).......................     1,401,000      1,463,000
   Other assets........................................           ---          6,000
                                                         ------------    -----------

                                                           21,843,000     22,573,000
                                                         ------------    -----------

Total Assets...........................................  $128,108,000    $74,788,000
                                                         ============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of



                                                            March 31,     December 31,
                                                              2001            2000
                                                          ------------    ------------
                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable....................................   $    901,000    $   302,000
   Income taxes payable................................      4,379,000            ---
   Accrued liabilities.................................      2,885,000      3,824,000
                                                          ------------    -----------

                                                             8,165,000      4,126,000
                                                          ------------    -----------

Long-term Liabilities
   Deferred gain on sale of real estate................        669,000        696,000
   Accrued liabilities.................................        598,000        722,000
   Environmental remediation...........................      4,481,000      4,490,000
                                                          ------------    -----------

                                                             5,748,000      5,908,000
                                                          ------------    -----------

Total Liabilities......................................     13,913,000     10,034,000
                                                          ------------    -----------

Minority Interest......................................      5,280,000      5,280,000
                                                          ------------    -----------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
    13,333,333 shares; issued and outstanding
    6,552,100 and 6,522,700 respectively...............        196,000        195,000
   Capital in excess of par value......................     53,107,000     51,676,000
   Retained earnings...................................     55,612,000      7,603,000
                                                          ------------    -----------

Total Stockholders' Equity.............................    108,915,000     59,474,000
                                                          ------------    -----------

Total Liabilities and Stockholders' Equity.............   $128,108,000    $74,788,000
                                                          ============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      for the Three Months Ended March 31
                                  (Unaudited)


                                                               2001          2000
                                                           -----------    ----------
Resource Revenues
 Ongoing Operations
  Gain on sale of FUWC..................................   $65,171,000    $      ---
  Water resource........................................       295,000     1,155,000
  Gain on Sale of California Mines......................     1,756,000           ---
  Deferred gain on Mill Site land sales.................        27,000           ---
  Income (loss) from equity method investment in the
   West Valley MRF, LLC.................................       257,000       329,000
                                                           -----------    ----------

     Total ongoing operations...........................    67,506,000     1,484,000
                                                           -----------    ----------

 Interim Activities Net Loss............................       (31,000)      (75,000)
                                                           -----------    ----------

     Total resource revenues............................    67,475,000     1,409,000
                                                           -----------    ----------

Resource Operating Costs................................        42,000       173,000
                                                           -----------    ----------

Income from Resources...................................    67,433,000     1,236,000

Corporate General and Administrative Expenses
 Corporate overhead expenses, excluding stock based
  compensation and stock option repricing expenses......       999,000       843,000
 Stock based compensation expense.......................       195,000           ---
 Stock option repricing expense.........................     1,155,000           ---
                                                           -----------    ----------

                                                             2,349,000       843,000
                                                           -----------    ----------

Income from Operations..................................    65,084,000       393,000

Net interest income.....................................      (386,000)     (108,000)
                                                           -----------    ----------

Income before Income Tax Provision......................    65,470,000       501,000

Income tax provision....................................    17,461,000       201,000
                                                           -----------    ----------

Net Income..............................................   $48,009,000    $  300,000
                                                           ===========    ==========

Basic Income Per Share..................................   $      7.35    $      .05
                                                           ===========    ==========

Diluted Income Per Share................................   $      7.26    $      .04
                                                           ===========    ==========

Basic Weighted Average Number of Shares Outstanding.....     6,535,000     6,346,000

Diluted Weighted Average Number of Shares Outstanding...     6,612,000     6,747,000


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the Three Months Ended March 31
                                  (Unaudited)


                                                         2001            2000
                                                     ------------    -----------
Cash Flows from Operating Activities
 Net income.......................................   $ 48,009,000    $   300,000
 (Income) from equity method investments..........       (257,000)      (329,000)
 Gain on sale of FUWC Stock.......................    (65,171,000)           ---
 Gain on sale of California Mines.................     (1,756,000)           ---
 Deferred tax expense.............................     12,860,000            ---
 Stock based compensation expense.................        159,000            ---
 Stock option repricing...........................      1,155,000            ---
 Depreciation and amortization....................         69,000        127,000
 Allowance for doubtful accounts..................            ---         (7,000)
 Mill Site deferred gain realized.................        (27,000)           ---
 Changes in assets:
   Receivables and other..........................      2,010,000        637,000
 Changes in liabilities:
   Current liabilities............................       (461,000)      (851,000)
   Income taxes payable...........................      4,379,000     (3,501,000)
   Long-term accrued liabilities..................       (124,000)       (92,000)
                                                     ------------    -----------

 Net cash flows from operating activities.........        845,000     (3,716,000)
                                                     ------------    -----------

Cash Flows from Investing Activities
 Proceeds from the sale of FUWC Stock.............     81,783,000            ---
 Proceeds from the sale of the California Mines...        726,000            ---
 Minority interest and other liabilities..........            ---        416,000
 Note receivable collections......................         39,000         27,000
 Investment in Fontana Union Water Co.............            ---       (654,000)
 Capital expenditures.............................       (365,000)    (1,150,000)
 Environmental remediation expenditures...........         (9,000)      (249,000)
                                                     ------------    -----------

 Net cash flows from investing activities.........     82,174,000     (1,610,000)
                                                     ------------    -----------

Cash Flows from Financing Activities
 Issuance of common stock.........................        119,000        455,000
                                                     ------------    -----------

 Net cash flows from financing activities.........        119,000        455,000
                                                     ------------    -----------

Net Changes in Cash and Cash Equivalents..........     83,138,000     (4,871,000)

Cash and Cash Equivalents at Beginning of Year....     10,097,000     14,686,000
                                                     ------------    -----------

Cash and Cash Equivalents at End of Quarter.......   $ 93,235,000    $ 9,815,000
                                                     ============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   for the Three Months Ended March 31, 2001
                                  (Unaudited)

                                       Common Stock          Capital In
                                  ----------------------     Excess of      Retained
                                   Shares       Amount       Par Value      Earnings         Total
                                  --------------------------------------------------------------------
Balance at December 31, 2000      6,522,700    $195,000     $51,676,000    $ 7,603,000    $ 59,474,000

   Issuance of shares of
       Common stock..........        29,387       1,000       1,431,000            ---       1,432,000

   Net Income................           ---         ---             ---     48,009,000      48,009,000
                                  ---------    --------     -----------    -----------    ------------

Balance at March 31, 2001         6,552,087    $196,000     $53,107,000    $55,612,000    $108,915,000
                                  =========    ========     ===========    ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

  The unaudited, consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at March 31, 2001, and results of operations and cash flows for the three month periods ended March 31, 2001 and 2000.

Reclassification

  Certain amounts in the prior year have been reclassified to conform to the current year financial statement presentation.

Note 2.  CUCAMONGA LEASE

  Effective March 6, 2001, the Company completed the sale of its approximately 53.71% ownership interest in the capital stock of Fontana Union Water Company ("FUWC") a mutual water company, to Cucamonga for $87.5 million. Included in the net gain of $65.2 million was the payment of $1.0 million to management pursuant to the Company's Long-Term Transaction Incentive Program. In addition, the Company received approximately $2.5 million in payments under the lease of FUWC shares to Cucamonga. Stockholder approval for the sale was obtained. With the sale of the FUWC interest, the lease with Cucamonga was effectively terminated and the rate dispute litigation between the Company and Cucamonga was settled.

  In connection with the sale of the Company's ownership interest in Fontana Union, the Company terminated its $30 million credit facility with Union Bank that was secured by Fontana Union stock and the Cucamonga Lease.


Note 3.  SUPPLEMENTAL CASH FLOW INFORMATION

  During the three months ended March 31, 2001, the Company sold its California Mine Property to $2 million, $700,000 down and $1.3 million on a note receivable secured by the real estate.

  During the three months ended March 31, 2001 the Company had 44,833 stock options exercised on a net basis. These transactions resulted in the Company receiving 30,146 shares of its own common stock as payment for the purchase price of the options and for the payment of income taxes.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Note 4.  COMMITMENTS AND CONTINGENCIES

  Environmental Contingencies. As of March 31, 2001, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG Ontario, LLC in its purchase of the mill site property, including groundwater and other possible third party claims, would be approximately $4.5 million. The Company remains contingently liable for any impacts the elevated total dissolved solid groundwater plume may have on water wells owned by third parties.


                                    PART II

Item 1.  LEGAL PROCEEDINGS

  As discussed in the Company's Form 10-K Report for 2000, the Company is engaged in certain claims and litigation. Except as noted below, there were no material developments in any legal proceeding in the first quarter.

  Cucamonga Rate Litigation. With the completion of the sale of the Company's interest in FUWC to Cucamonga on March 6, 2001, the rate dispute litigation between the Company and Cucamonga was settled.


Item 2.  CHANGES IN SECURITIES

  Not applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  The Company solicited written consents of its stockholders with respect to approving the sale of all the Company's stock in Fontana Union for $87.5 million to Cucamonga. The consent solicitation was made pursuant to that certain Notice of Consent Solicitation dated January 5, 2001, and the Company's Consent Solicitation Statement dated January 5, 2001. There were a total of 6,385,781 shares, issued, outstanding and entitled to vote as of December 28, 2000, the stockholder record date. The Company extended the time by which consents were to be returned from January 26, 2001, to February 7, 2001. Accordingly, the Fontana Union Stock Sale to Cucamonga was approved. The final tally of the written consents was as follows: FOR - 4,550,421; AGAINST - 16,234; ABSTAIN - 3,986.


Item 5.  OTHER INFORMATION

  None.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A.  Exhibits
          --------

      Exhibit 10.1 - Letter Agreement dated April 5, 2001, between Mine Reclamation, LLC, and Los Angeles Sanitation District No. 2

      B.  Reports on Form 8-K.
          --------------------

      On March 20, 2001, the Company filed an 8-K Report with the Securities and Commission Exchange regarding the sale of all of its ownership interest in Fontana Union Water Company to Cucamonga for $87.5 million on March 6, 2001.



               (Remainder of this Page Intentionally Left Blank)

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KAISER VENTURES INC.


Dated:  May 11, 2001                     /s/ James F. Verhey
                                         --------------------------------
                                         James F. Verhey
                                         Principal Financial Officer