Form 10-Q
period 2001-06-30
KAISER VENTURES INC
filed 2001-08-13
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2001          Commission File Number 0-18858



                              KAISER VENTURES INC.
                              --------------------
             (Exact name of registrant as specified in its charter)



        DELAWARE                                          94-0594733
----------------------------------             ------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)




                 3633 East Inland Empire Blvd., Suite 850
                        Ontario, California  91764
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

                            Yes     X       No
                                 -------


On August 3, 2001, the Company had 6,559,487 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                         TABLE OF CONTENTS TO FORM 10-Q

                                                                            PAGE
PART I
  FORWARD-LOOKING STATEMENTS                                                   1

  Item 1.      FINANCIAL STATEMENTS..................................       2/14

  Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...................          2

  FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS...........................         15

               CONSOLIDATED STATEMENTS OF OPERATIONS.................         17

               CONSOLIDATED STATEMENTS OF CASH FLOWS.................         18

               CONSOLIDATED STATEMENT OF CHANGES IN
               STOCKHOLDERS' EQUITY..................................         19

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............         20

PART II

  Item 1.      LEGAL PROCEEDINGS.....................................         22

  Item 2.      CHANGES IN SECURITIES.................................         23

  Item 3.      DEFAULTS UPON SENIOR SECURITIES.......................         23

  Item 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.....         23

  Item 5.      OTHER INFORMATION.....................................         23

  Item 6.      EXHIBITS AND REPORTS ON FORM 8-K......................         24

SIGNATURES...........................................................         25

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

  Readers are encouraged to read this Form 10-Q Report in conjunction with the Company's 10-K Report for the period ended December 31, 2000, and the Company's 10-Q Report for the period ended March 31, 2001, since the information contained herein is often an update of the information contained in such reports.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                     PART I

                           Forward-Looking Statements

  Except for the historical statements and discussions contained herein, statements contained in this 10-Q Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any press release, 10-K, Annual Report to Stockholders, 10-Q or 8-K Report of the Company or our website, may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made by us in the future. Forward-looking statements include, without limitation, any statement that forecast, indicate, anticipate or imply future results, performance, events or achievements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words "anticipate," "believe," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of our assumptions will not come true. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. For example, actual results could materially differ from those projected as a result of factors such as, but not limited to, general economic conditions in the United States and Southern California; the impact of federal, state, and local laws and regulations on the Company's activities; the failure of the bankruptcy discharge granted to us to address claims and litigation that relate to the pre-bankruptcy activities of Kaiser Steel Corporation; the failure, in whole or in part, of our business plans to, develop, sell or otherwise deal with any major asset of the Company; the failure for any reason of CCG Ontario, LLC to honor the terms of its agreements with us in connection with the sale of the Mill Site real estate to CCG Ontario, LLC, including its assumption of liability and responsibility for certain environmental obligations and duties associated with the Mill Site; the success of any material litigation such as legal challenges to the completed federal land exchange for the proposed Eagle Mountain landfill project; insurance coverage disputes; the risks and contingencies associated with the planned sale of the Eagle Mountain project to the Los Angeles County Sanitation District; and/or the challenge, reduction or loss of any claimed tax benefits. The risks included herein are not exhaustive. Other sections of this 10-Q Report include additional factors that could adversely impact the Company and its projects. Readers are cautioned not to put undue reliance on forward-looking statements as a prediction of future actual results. We disclaim any intention to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                             Additional Information

  Readers of this 10-Q Report are encouraged to read the entire report, together with our 2000 10-K Report and First Quarter 10-Q Report for 2001 for background information and a complete understanding as to material developments concerning the Company.

                     KAISER VENTURES INC. AND SUBSIDIARIES


Item 1.  FINANCIAL STATEMENTS

  The Financial Statements are located at the end of Item 2., beginning on Page 14 of this Report and are incorporated herein by this reference.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                Business Update

General

  Kaiser Ventures Inc., including its wholly-owned subsidiaries, unless otherwise provided herein (collectively, "Kaiser" or the "Company") has historically operated as an asset development company based in Southern California. The Company is the reorganized successor to several of the assets of Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy in 1987. The Company's current emphasis is on its remaining principal assets: (i) an 80% interest in Mine Reclamation, LLC ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"), with the Landfill Project under contract to be sold to Los Angeles County Sanitation District No. 2 (the "District") for $41 million; (ii) the approximately 9,144 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 1,100 acre town of Eagle Mountain ("Eagle Mountain Townsite") and approximately 4,6000 acres of land leased to MRC for the Landfill Project that is being sold to the District; and (iii) a 50% joint venture interest in the West Valley MRF ("West Valley MRF"), a transfer station and recycling facility located on land acquired from the Company. In addition, the Company has a substantial cash position as a result of the sale of its interest in Fontana Union Water Company ("FUWC") on March 6, 2001, for $87.5 million. As of December 31, 2000, the Company had approximately $43 million in regular federal net operating loss ("NOLs") carryforwards, however, due to the Company's sale of its FUWC stock in March 2001, it is anticipated that all of the existing NOLs will be utilized in 2001.

Future Plans and Conversion Proposal

  Since 1988, the Company has been developing the assets it received out of the Kaiser Steel Corporation bankruptcy and then selling them at such time as the Company believes that it can achieve maximum stockholder value for a particular project or asset. During 2000, the Company: (i) sold the balance of all of the Company's real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an approximate five acre parcel; (ii) entered into an agreement to sell the Landfill Project to the District, with the Company and the District working toward a closing on such transaction; (iii) entered into an agreement for the sale of the Company's interest in FUWC to Cucamonga County Water District ("Cucamonga"), which transaction was completed on March 6, 2001; and (iv) paid a $2.00 cash distribution to its stockholders.

  With the sale of the assets as outlined above, the Company's management reevaluated the Company's future strategy and business plan, as well as the timing and alternative means of distributing cash to its stockholders. In July 2001, the Company's Board of Directors approved a plan that would convert the Company into a limited liability company pursuant to a merger between the Company and Kaiser Ventures LLC ("Kaiser LLC"). If the conversion proposal (the "Conversion Proposal") is

                     KAISER VENTURES INC. AND SUBSIDIARIES


approved by the Company's stockholders, the Company's stockholders would receive $10.00 in cash plus one Class A membership unit ("Class A Units") in Kaiser LLC per share of common stock in the Company. By converting to a limited liability company, the Company believes it will be able to recognize a significant tax loss from MRC in 2001, distribute $10.00/share in cash to stockholders on a tax advantaged basis, avoid the double taxation generally imposed on future income and deal more expeditiously with the Company's remaining assets. If effected, immediately after the conversion, the holders of the Class A Units (on a fully diluted basis) would be the same as the holders of the common stock in the Company. The assets and liabilities of Kaiser LLC would be the same as those of the Company, except that the stockholders of the Company would receive $10.00/share in cash, thereby reducing the cash position of Kaiser LLC. The Company filed draft documents for the Conversion Proposal with the Securities and Exchange Commission ("SEC") on July 16, 2001. The SEC is reviewing those documents and the Company expects to receive comments on them. This summary of the Conversion Proposal does not provide all of the important information with respect to the Conversion Proposal. Once the date of the stockholders' meeting is set, the Company will be mailing a proxy statement to the address of record of each of its stockholders. That proxy statement will contain important information about the Conversion Proposal, and the Company's stockholders should carefully review the proxy statement, and the documents to which it refers, before voting with respect to the Conversion Proposal. The proxy statement and all documents filed as an annex to the proxy statement will also be available for free at the SEC's website http://www.sec.gov. It is currently anticipated
                              ------------------
that the stockholders' meeting will be held this Fall.

  At its July 16th board meeting, the Company's Board of Directors also approved a stock repurchase program whereby the Company may, from time to time, purchase its stock in the open market. A committee appointed by the Board may implement this plan in its discretion. As of the date of this report, the Company has made no open market stock purchases.

New Insurance Policy

  One of the goals identified by the Company's Board of Directors in its cash maximization strategy, approved in September 2000, was to reduce the liabilities associated with existing and potential future environmental and other similar types of claims. In furtherance of such goal, the Company purchased an insurance policy, effective June 30, 2001, that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for Kaiser's ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000, in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage in excess of the Company's existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a loss, the newly-purchased policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that are brought against the Company.

  This policy supplements the Company's previously existing insurance by providing additional policy limits and coverage for uninsured aspects of the Company's current insurance program, including, among others, uninsured gaps arising from insurance company insolvencies, deductibles, or self-insured retentions. The policy is specifically intended to provide additional coverage for Kaiser's known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of Kaiser arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2.0 million and the Company paid the balance of approximately $3.8 million.

Investment in Fontana Union Water Company

  Effective March 6, 2001, after obtaining stockholder approval, the Company completed the sale of its approximately 53.71% ownership interest in the capital stock of FUWC, a mutual water company, to Cucamonga for $87.5 million. In addition, the Company received approximately $2.5 million in payments under the lease of FUWC shares to Cucamonga. With the sale of the FUWC interest, the lease with Cucamonga was effectively terminated and the rate dispute litigation between the Company and Cucamonga was settled.

  In connection with the sale of the Company's ownership interest in FUWC, the Company terminated its $30 million credit facility with Union Bank, which was secured by FUWC stock and the Cucamonga Lease.

The Mill Site Property

  The only remaining mill site property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG Ontario, LLC purchased approximately 588 acres of the mill site property from the Company in August 2000 and, in that transaction, assumed substantially all of the Company's environmental liabilities associated with the purchased property and certain other environmental liabilities and risks associated with the former Kaiser Steel Corporation mill site, including the Tar Pits Parcel. Remediation of the Tar Pits Parcel is expected to commence in the third quarter of this year.

Lake Tamarisk and Mining Properties

  Lake Tamarisk is an incorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Landfill Project. The Company, through a wholly owned subsidiary, owns 77 improved lots including one residential structure, and a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk (the "Lake Tamarisk Properties"). The Company is marketing this property for sale.

  Effective February 1, 2001, the Company sold approximately 190 acres near Afton Canyon, California known as the Dunn Siding, the Silver Lake Mine west of Baker, California, which is a small producing iron ore mine, and some mining claims known as the Bessemer and Morris Lode properties. In this sale transaction, the Company received a gross sales price of approximately $2 million, consisting of approximately $726,000 paid in cash at closing and the balance represented by a secured promissory note from the purchaser payable over five years accruing interest at a rate of 8% per annum.

Waste Management

West Valley Materials Recovery Facility

  The Company, through a wholly-owned subsidiary, and Burrtec Waste Industries, Inc., also through a wholly-owned subsidiary, each own a fifty percent (50%) interest in West Valley MRF, LLC, a limited liability company that owns the West Valley MRF. A materials recovery facility or

                     KAISER VENTURES INC. AND SUBSIDIARIES


"MRF" sorts through source separated municipal solid waste to recover items that may sold into a commercial market such as paper, cardboard, glass and aluminum cans. Phase 1 of the West Valley MRF includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services capable of process approximately 2,000 tons per day of non-hazardous commercial and municipal solid waste.

  Given the level of demand for the services of the West Valley MRF, the Company and Burrtec decided in 2000 to expand the West Valley MRF. Construction of Phase 2 of the West Valley MRF has now been completed and it is fully operational. Phase 2 expanded the processing capacity for waste transfer and recycling services of the West Valley MRF from approximately 2,000 tons per day to 3,500 tons per day. Phase 2 involved constructing an approximately 80,000 square foot addition to the existing facilities, the purchase and installation of certain related equipment, including rolling stock, and the rehabilitation and relocation of certain existing equipment. The cost of the expansion was approximately $10 million.

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

  Sale of Landfill Project. Effective August 9, 2000, MRC, entered into an agreement for the sale of the Eagle Mountain Landfill Project (the "Landfill Project Sale Agreement") with the District. Under this agreement, the Landfill Project (which includes the Company's royalty payments under the MRC Lease) would be sold for $41 million, with an initial closing currently anticipated to occur in the third quarter of 2001. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

  Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when federal litigation challenging the completed federal land exchange is fully resolved, as reported in our previous filings with the SEC. Interest will accrue on this portion of the purchase price and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above, or (2) the permitting approvals of the District's Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

  The District has undertaken extensive due diligence on the Landfill Project and is waiting to receive several items, including final land and right-of-way surveys. In addition, the parties continue to

                     KAISER VENTURES INC. AND SUBSIDIARIES


negotiate the terms of various ancillary agreements such as joint use agreements for access, utilities, and the Eagle Mountain railroad and are waiting to receive of various third party consents to the transfer of various assets. With the sale of the Landfill Project, the Company will continue to own more than 4,000 acres in the Eagle Mountain area, including the Eagle Mountain town site. As of the date of the 10-Q Report, the closing date is currently scheduled to occur in the third quarter of 2001. However, it is likely that the closing will be delayed for several months. Interest began to accrue on $39 million of the purchase price on May 3, 2001. However, since the transaction has not closed and due to the risks associated with receipt of the ultimate purchase price, the Company has not reflected the accrued interest in its financial statements.

  The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to the Company's second quarter 2000 10-Q Report and by Exhibit 10.1 to this 10-Q Report.

  Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in Federal District Court located in Riverside County, both of which challenge the completed federal land exchange and requesting its reversal. There were no material developments in the second quarter with respect to this litigation.

  Risks. As is discussed in this 10-Q Report and in more detail in the Company's 2000 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange which would materially and adversely affect MRC's ability to complete the sale of the Landfill Project.

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

Interim Activities (net)

  Revenues from interim activities are generated from various sources. Significant components of interim activities include water and waste water treatment revenues, rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities at the Mill Site; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; royalty revenues from iron ore shipments from the Company's iron ore

                     KAISER VENTURES INC. AND SUBSIDIARIES


mine in California (the "Silver Lake Mine") rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. No revenues and expenses associated with the Mill Site Property and only $39,000 of net revenues associated with the Silver Lake Mine were recorded during 2001 due to the closing of the sales of these properties.

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

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2001 and 2000

  An analysis of the significant components of the Company's resource revenues for the quarters ended June 30, 2001 and 2000 follows:


                                              2001        2000      % Inc. (Dec)
                                              ----        ----      ------------
Ongoing Operations
 Water Resource............................   $   ---   $1,155,000      (100%)
 Deferred gain on Mill Site land sales.....    26,000          ---       100%
 Income from equity method investment in
  West Valley MRF, LLC.....................   217,000      479,000       (55%)
                                             --------   ----------      ----

  Total ongoing operations.................   243,000    1,634,000       (85%)
                                             --------   ----------      ----

Interim Activities (net)
 Lease, service and other..................   (75,000)     (41,000)      (83%)
                                             --------   ----------      ----

  Total resource revenues..................  $168,000   $1,593,000       (89%)
                                             ========   ==========      ====

  Resource Revenues. Total resource revenues for the second quarter of 2001 were $168,000 compared to $1,593,000 for 2000. Revenues from ongoing operations decreased by 85% for the quarter to $243,000 from $1,634,000 in 2000, while the loss from interim activities (net of related expenses) increased 83% to $75,000 from $41,000 in 2000.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $0 during the second quarter of 2001 compared to $1,155,000 for 2000. The absence of water lease revenues during for the second quarter reflects the sale of the Company's FUWC stock, which closed March 6, 2001.

  The Company recognized deferred gain of $26,000 from the sales of certain Mill Site properties that closed in 1997 and 1999.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Income from equity method investments decreased by $262,000 to $217,000 due to lower equity income from the WVMRF during the second quarter of 2001 compared to the same period 2000. This decrease in equity income in the WVMRF is mainly due to: (a) operating the facility at full capacity during the expansion of the facility which lead to certain operational inefficiencies; (b) a 33% drop in commodity prices of recyclable products sold; and (c) higher operating and maintenance expenses. The expansion has been completed and the new equipment should be in full operation during the third quarter of 2001.

  Interim Activities (net). Interim activities net of expenses for the second quarter of 2001 were a net expense of $75,000 compared to a net expense of $41,000 for the same period in 2000. The 83% increase in net interim expense in 2001 is primarily attributable to lower net operating revenue at the California Mines which were sold in early February ($63,000) being partially offset by the termination of interim activities at the Mill Site Property due to the sale to CCG in August 2000 ($30,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue. Total resource operating costs for the second quarter of 2001 decreased to $0 from $63,000 in 2000. This decrease was due to the sale of the Company's FUWC stock on March 6, 2001.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter of 2001 increased 38% to $1,085,000 from $785,000 for 2000. The increase is primarily due to higher legal, accounting and professional expenses relating to the proposed corporate restructuring ($176,000) and non-cash variable stock option accounting ($117,000).

  Net Interest Income. Net interest income for the second quarter of 2001 was $1,012,000 compared to $48,000 in 2000. The change was due primarily to: (a) an increase in interest income ($926,000) relating to the Company's higher cash and investment balances and a decrease in interest expense ($38,000) associated with the Company's $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company's sale of its FUWC stock.

  Pre-Tax Loss and Income Tax Provision. The Company recorded income before income tax provision of $95,000 for the second quarter of 2001, versus $793,000 recorded in 2000. An income tax provision of $25,000 was recorded in the second quarter of 2001 compared to $317,000 for 2000.

  Net Income. For second quarter of 2001, the Company reported a net income of $70,000, or $0.01 per share, versus $476,000, or $.07 per share, reported for 2000.

Results of Operations

Analysis of Results for the Six Months Ended June 30, 2001 and 2000

  An analysis of the significant components of the Company's resource revenues for the six months ended June 30, 2001 and 2000 follows:

                     KAISER VENTURES INC. AND SUBSIDIARIES



                                                       2001            2000         % Inc. (Dec)
                                                       ----            ----         ------------
Ongoing Operations
 Gain on Sale of FUWC Stock................         $65,171,000     $      ---          100%
 Water Resource............................             295,000      2,310,000          (87%)
 Gain on sale of California Mines..........           1,756,000            ---          100%
 Deferred gain on Mill Site land sales.....              53,000            ---          100%
 Income from equity method investment in
  West Valley MRF, LLC.....................             474,000        808,000          (41%)
                                                    -----------     ----------        -----

  Total ongoing operations.................          67,749,000      3,118,000        2,073%
                                                    -----------     ----------        -----

Interim Activities (net)
 Lease, service and other..................            (106,000)      (117,000)          10%
                                                    -----------     ----------        -----

  Total resource revenues..................         $67,643,000     $3,001,000        2,154%
                                                    ===========     ==========        =====

  Resource Revenues. Total resource revenues for the first six months of 2001 were $67,643,000, compared to $3,001,000 for 2000. Revenues from ongoing operations increased 21 fold for the six months to $67,749,000 from $3,118,000 in 2000, while the loss from interim activities (net of related expenses) declined 10% to $106,000 from $117,000 in 2000.

  Ongoing Operations. During the first six months of 2001, the Company sold its investment in FUWC to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million. Included in the net gain of $65.2 million was the payment of $1.0 million to management pursuant to the Company's Long-Term Transaction Incentive Program. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $295,000 during the first six months of 2001 compared to $2,310,000 for 2000. The 87% decrease in water lease revenues during the first six months of 2001 reflects the sale of the Company's FUWC stock, which closed March 6, 2001.

  During the first six months of 2001, the Company sold its California Mine properties for $2.0 million, resulting in a gain of $1,756,000. The Company also recognized deferred gain of $53,000 from the sales of certain Mill Site properties that closed in 1997 and 1999.

  Income from equity method investments decreased by $334,000 to $474,000 due to lower equity income from the WVMRF during the first six months of 2001 compared to the same period 2000. This decrease in equity income in the WVMRF is mainly due to: (a) operating the facility at full capacity during the expansion of the facility which lead to certain operational inefficiencies; (b) a 33% drop in commodity prices of recyclable products sold; and (c) higher operating and maintenance expenses. The expansion has been completed and the new equipment should be in full operation during the third quarter of 2001.

  Interim Activities (net). Interim activities net of expenses for the first six months of 2001 were a net expense of $106,000 compared to a net expense of $117,000 for the same period in 2000. The 10% decrease in net interim expense in 2001 is primarily attributable to the termination of interim activities at the Mill Site Property due to the sale to CCG in August 2000 ($97,000), and lower net interim expense at Eagle Mountain ($14,000) being partially offset by lower net operating revenue at the California Mines which were sold in early February ($100,000).

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue. Total resource operating costs for the first six months of 2001 decreased to $42,000 from $235,000 in 2000. This decrease was due to the sale of the Company's investment in its FUWC stock on March 6, 2001.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first six months of 2001 increased 111% to $3,435,000 from $1,628,000 for 2000. The increase is primarily due to non-cash variable stock option accounting ($1,272,000), higher legal, accounting and professional expenses relating to the proposed corporate restructuring ($321,000) and the exercise of nonqualified stock options ($195,000).

  Net Interest Income. Net interest income for the first six months of 2001 was $1,399,000 compared to $156,000 in 2000. The change was due primarily to: (a) an increase in interest income ($1,192,000) relating to the Company's higher cash and investment balances and a decrease in interest expense ($51,000) associated with the Company's $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company's sale of its FUWC stock.

  Pre-Tax Loss and Income Tax Provision. The Company recorded income before income tax provision of $65,565,000 for the first six months of 2001, versus $1,294,000 recorded in 2000. An income tax provision of $17,486,000 was recorded in the first six months of 2001 compared to $518,000 for 2000.

  Net Income. For the first six months of 2001, the Company reported a net income of $48,079,000, or $7.35 per share, versus $776,000, or $.12 per share, reported for 2000.

                               Financial Position

  Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $75,486,000 to $85,583,000 at June 30, 2001 from $10,097,000 at December 31, 2000. Included in cash and cash equivalents is $2,355,000 and $3,247,000 held solely for the benefit of MRC at June 30, 2001 and December 31, 2000, respectively. The increase in cash and cash equivalents is primarily due to: (a) the sale of the Company's FUWC Stock ($81,783,000); (b) the sale of the California Mines for $2.0 million, of which $726,000 was cash received at closing; (c) the issuance of common stock relating to the exercise of stock options of $131,000; and (d) cash distributions from the WVMRF ($500,000). These increases were partially offset by the: (a) purchase of an insurance policy ($3,800,000); (b) capital expenditures ($579,000); and (c) environmental remediation expenditures ($126,000).

  Working Capital. During the first six months of 2001, current assets increased $63.2 million to $86.6 million, while current liabilities increased $458,000 to $4.6 million. The increase in current assets resulted primarily from the $75.5 million increase in cash and cash equivalents and a $10.7 million decline in current deferred tax assets. The increase in current liabilities resulted primarily from the recording of $1.1 million income taxes payable and an increase in accounts payable ($300,000) being partially offset by the payment of year-end accruals ($900,000). Included in current liabilities as of June 30, 2001 is $225,000 in accounts payable and accrued liabilities relating to MRC.
As a result, working capital increased during the first six months of 2001 by $62.7 million to $82 million at June 30, 2001.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  Real Estate. Real Estate decreased $240,000 during the first quarter of 2001 due to the sale of the Company's California Mine properties.

  Investments. There was a $26,000 decrease in the Company's investment in the WVMRF during the first six months of 2001 due to the receipt of $500,000 in cash distributions being mostly offset by the Company's recording of its equity share of income of $474,000 during the period. The $16,612,000 decrease in the Company's investment in FUWC is due to the sale of that investment during the first quarter of 2001.

  Other Assets. The increase in other assets ($2,476,000) is primarily related to the Company's purchase of a environmental insurance policy ($3.8 million) and an increase in notes receivable due to the sale of the California Mine Property ($939,000 long term portion) being partially offset by Company's utilization of its long-term deferred tax assets ($2.2 million) and an increase in accumulated depreciation as of June 30, 2001 ($126,000).

  Environmental Remediation. As of June 30, 2001, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $3.8 million. However, the Company purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $4 million. This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company and reflected in the above $4.0 million liability. Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized (see "Other Assets") separately from the related liability.

  Long-term Liabilities. The decrease in other long-term liabilities is primarily due to a decrease in accrued liabilities and environmental reserves ($490,000) and the recognition of deferred gains on real estate sales ($53,000).

  Minority Interest and Other Liabilities. As of June 30, 2001, the Company has recorded $5,280,000 of minority interest relating to the approximately 19% ownership interest in MRC the Company does not own.

  Contingent Liabilities. The Company has contingent liabilities more fully described in the notes to the financial statements.

                                Business Outlook

  The statements contained in this Business Outlook, as well as in the Business Update, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this 10-Q Report, these statements are forward-looking and, therefore, actual results may differ materially. See the Company's disclosure regarding forward-looking statements in the section entitled "Forward-Looking Statements" above.

  Ongoing Operations. As noted above, the Company's revenues from ongoing operations have, in the past, been generally derived from the development of the Company's major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year

                     KAISER VENTURES INC. AND SUBSIDIARIES


take-or-pay water lease with Cucamonga, and the 50% equity ownership of the West Valley MRF, have been completed and the Company has been recognizing significant revenues and income from these investments. However, the revenues from ongoing operations will be significantly reduced in 2001 as a result of the Company's sale of its ownership interest in FUWC to Cucamonga in the first quarter of 2001. In addition, the Company continues to evaluate its remaining assets and investments in light of how to best provide maximum value to its stockholders.

  In regard to the West Valley MRF, the most significant factor affecting the Company's future equity income from the West Valley MRF is the recently completed expansion of the facility's capacity from 2,000 to 3,500 tons per day. This expansion, which cost approximately $10 million, increased the processing facility by an additional 80,000 square feet and provides for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on the ability of the West Valley MRF to attract new customers and waste volumes from the closure of local landfills, such as the Spadra Landfill which closed in April 2000, and on the future construction of any competing facilities.

  Pending Sale of Eagle Mountain Landfill Project. In August 2000 MRC entered into an agreement to sell the Landfill Project to the District for $41 million. Upon any the initial closing, $39 million of the total purchase price would be deposited into an escrow account. This money would be released upon the resolution of certain litigation contingencies relating to the litigation challenging the completed federal land exchange. Interest began to accrue on this portion of the purchase price commencing on May 3, 2001 and would be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level, which outcome would be subject to appeal. The remaining $2 million of the purchase price would also be placed into an escrow account upon closing and would be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District's Puente Hills landfill for its remaining 10 years of capacity. The Company expects that its receipt of the purchase price, in whole or in part, if at all, will be delayed for years pending satisfactory resolution of these contingencies.

  The sale of the Landfill Project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. In addition to a satisfactory resolution of the pending federal litigation challenges, the contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction. The Company expects the initial closing to occur in the third quarter of 2001, assuming that all conditions to closing are met or waived. However, the actual closing date might be extended for several months. Kaiser has agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms. For additional information see "Part I, Item 1. BUSINESS - Waste Management - Eagle Mountain Landfill Project - Landfill Project Litigation."

  Mill Site Property. The only remaining mill site property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG Ontario, LLC purchased approximately 588 acres of the mill site property from the Company in August 2000 and, in that transaction, assumed substantially all of the Company's environmental liabilities associated with the purchased property and certain other environmental liabilities and risks associated with the former Kaiser Steel Corporation mill site, including the land referred to as the Tar Pits Parcel. Remediation of the Tar Pits Parcel is expected to commence in the third quarter of this year.

  Sale of Miscellaneous Properties. Effective February 1, 2001, the Company sold approximately 190 acres near Afton Canyon, California known as the Dunn Siding, the Silver Lake Mine west of

                     KAISER VENTURES INC. AND SUBSIDIARIES


Baker, California, which is a small producing iron ore mine, and some mining claims known as the Bessemer and Morris Lode properties. In this sale transaction, the Company received a gross sales price of approximately $2 million, consisting of approximately $726,000 paid in cash at closing and the balance represented by a secured promissory note from the purchaser payable over five years and accruing interest at a rate of 8% per annum.

Cash Maximization Strategy

  In September 2000, the Company's Board of Directors approved a strategy to maximize the cash distributions to stockholders. Under this strategy, the Company has been seeking:

   . To complete the sale of the Landfill Project to the District and to resolve favorably the related outstanding federal land exchange litigation. Although the closing is currently scheduled to occur in the third quarter of 2001, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure that this sale will ultimately close. Also, due to the status of the Districts' due diligence and negotiations regarding joint use matters, we currently anticipate that the closing date will be delayed for several months. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See "Eagle Mountain Landfill Project Sale of Landfill Project";

   . To reduce the risk to Kaiser from outstanding environmental and other similar types of liabilities;

   . To continue to hold its 50% interest in West Valley MRF, which pays cash distributions to Kaiser, until we believe we can maximize stockholder value through a sale or other alternative transaction;

   . To sell miscellaneous assets such as surplus property and mineral interests in Southern California; and

   .  To further reduce the Company's general and administrative expenses.


  Conversion Proposal. The Company has been evaluating its future strategy and business plan, as well as the timing and alternative means of making its excess cash available to stockholders. In July 2001, the Company's Board of Directors approved a plan that would convert the Company into a limited liability company pursuant to a merger between the Company and Kaiser LLC. If the Conversion Proposal is approved by the Company's stockholders, the Company's stockholders would receive $10.00 in cash plus one Class A Unit for each share of common stock in the Company. By converting to a limited liability company, the Company believes it will be able to recognize a tax loss from MRC in 2001, distribute significant cash to stockholders on a tax advantaged basis, avoid the double taxation generally imposed on corporate income and to deal more expeditiously with the Company's remaining assets. Immediately after the completion of the conversion, the holders of the Class A Units (on a fully diluted basis) would be the same as the holders of the common stock in the Company. The assets and liabilities of Kaiser LLC would be the same as those of the Company, except that the stockholders of the Company would receive $10.00 in cash, thereby reducing the cash position of Kaiser LLC. It is currently anticipated that the stockholders' meeting to consider the approval of the Conversion Proposal will be held this Fall.

  In addition, the Company's Board of Directors approved a plan whereby the Company may repurchase, from time to time, Company stock in the open market. A committee appointed by the

                     KAISER VENTURES INC. AND SUBSIDIARIES


Board was formed to implement this plan in its discretion. The Company has not, as of the date of this 10-Q Report, purchased any of its stock in the open market.

  Insurance. In furtherance of one of the goals of the Cash Maximization Strategy, the Company purchased an insurance policy effective June 30, 2001, that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for Kaiser's ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000, in the aggregate, for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage in excess of the Company's existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a loss, the newly-purchased policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that are brought against the Company. The policy is specifically intended to supplement the Company's previously existing coverage for its known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of Kaiser arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2.0 million and the Company paid the balance of approximately $3.8 million.

  Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; and (b) reserves set aside from the Company's sale of its investment in FUWC will be sufficient to satisfy the Company's operating cash requirements.

  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to KSC for tax purposes and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of NOLs, if any, has historically been reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs as of December 31, 2000, are estimated to be approximately $43 million for federal purposes and $1 million for state purposes. Due to the sale of the FUWC stock in March, the Company anticipates utilizing all of these NOLs in 2001. If not used, these federal NOLs would expire in varying amounts over a period from 2006 to 2013. In addition, the Company expects that, if the sale of the Landfill Project closes in 2001, that sale would result in a significant tax loss to the Company in 2001.

  If the Company does not utilize all of its NOLs in 2001, then if 50% or more of the stock of the Company changes ownership within a three-year period, the future annual use of NOLs may be limited. If this should occur, the annual limitation would be calculated as the product of: (i) the highest long-term tax-exempt rate for a designated period prior to the ownership change; and (ii) the market value of the Company at such time.


Item 2.  FINANCIAL STATEMENTS



               (Remainder of this Page Intentionally Left Blank)

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                        June 30,    December 31,
                                                          2001          2000
                                                          ----          ----
                                                       (Unaudited)
ASSETS

Current Assets
  Cash and cash equivalents........................... $ 85,583,000  $10,097,000
  Accounts receivable and other, net of allowance
   for doubtful accounts of $83,000...................      671,000    2,497,000
  Deferred tax assets.................................          ---   10,699,000
  Note receivable.....................................      323,000      107,000
                                                       ------------  -----------
                                                         86,577,000   23,400,000
                                                       ------------  -----------
Eagle Mountain Landfill Investment....................   24,706,000   24,154,000
                                                       ------------  -----------
Investment in West Valley MRF.........................    3,634,000    3,660,000
                                                       ------------  -----------
Land and improvements.................................    2,503,000    2,743,000
                                                       ------------  -----------
Investment in Fontana Union Water Company.............          ---   16,612,000
                                                       ------------  -----------

Other Assets
  Note receivable.....................................    1,528,000      589,000
  Deferred tax assets.................................          ---    2,161,000
  Unamortized environmental insurance premium
   (See Note 3).......................................    3,800,000          ---
  Buildings and equipment (net).......................    1,367,000    1,463,000
  Other assets........................................          ---        6,000
                                                       ------------  -----------
                                                          6,695,000    4,219,000
                                                       ------------  -----------
Total Assets.......................................... $124,115,000  $74,788,000
                                                       ============  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of

                                                         June 30,   December 31,
                                                           2001        2000
                                                           ----        ----
                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable................................... $    619,000  $   302,000
   Income taxes payable...............................    1,054,000          ---
   Accrued liabilities................................    2,911,000    3,824,000
                                                       ------------  -----------
                                                          4,584,000    4,126,000
                                                       ------------  -----------

Long-term Liabilities
   Deferred gain on sale of real estate...............      643,000      696,000
   Accrued liabilities................................      493,000      722,000
   Environmental remediation (See Note 3).............    4,000,000    4,490,000
                                                       ------------  -----------
                                                          5,136,000    5,908,000
                                                       ------------  -----------
Total Liabilities.....................................    9,720,000   10,034,000
                                                       ------------  -----------
Minority Interest.....................................    5,280,000    5,280,000
                                                       ------------  -----------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
    13,333,333 shares; issued and outstanding
    6,553,187 and 6,522,700 respectively..............      196,000      195,000
   Capital in excess of par value.....................   53,237,000   51,676,000
   Retained earnings..................................   55,682,000    7,603,000
                                                       ------------  -----------
Total Stockholders' Equity............................  109,115,000   59,474,000
                                                       ------------  -----------
Total Liabilities and Stockholders' Equity............ $124,115,000  $74,788,000
                                                       ============  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the Three and Six Months Ended June 30
                                  (Unaudited)

                                                    Three Months Ended            Six Months Ended
                                                          June 30                     June 30
                                                  ------------------------   -------------------------
                                                     2001         2000           2001         2000
                                                     ----         ----           ----         ----
Resource Revenues
 Ongoing operations
  Gain on sale of FUWC.........................   $       ---   $      ---    $65,171,000   $      ---
  Water resource...............................           ---    1,155,000        295,000    2,310,000
  Gain on sale of California mines.............           ---          ---      1,756,000          ---
  Deferred gain on Mill Site land sales........        26,000          ---         53,000          ---
  Income (loss) from equity method.............
   investments West Valley MRF, LLC............       217,000      479,000        474,000      808,000
                                                  -----------   ----------    -----------   ----------

   Total ongoing operations....................       243,000    1,634,000     67,749,000    3,118,000

 Interim Activities Net Loss                          (75,000)     (41,000)      (106,000)    (117,000)
                                                  -----------   ----------    -----------   ----------

   Total resource revenues.....................       168,000    1,593,000     67,643,000    3,001,000

Resource Operating Costs                                  ---       63,000         42,000      235,000
                                                  -----------   ----------    -----------   ----------

Income from Resources..........................       168,000    1,530,000     67,601,000    2,766,000
                                                  -----------   ----------    -----------   ----------

Corporate General and Administrative Expenses
 Corporate overhead expenses, excluding
  stock based compensation and
  stock option repricing expenses..............       968,000      785,000      1,968,000    1,628,000
 Stock based compensation expense..............           ---          ---        195,000          ---
 Stock option repricing expense................       117,000          ---      1,272,000          ---
                                                  -----------   ----------    -----------   ----------

                                                    1,085,000      785,000      3,435,000    1,628,000
                                                  -----------   ----------    -----------   ----------

Income (loss) from Operations..................      (917,000)     745,000     64,166,000    1,138,000

 Net interest income...........................    (1,012,000)     (48,000)    (1,399,000)    (156,000)
                                                  -----------   ----------    -----------   ----------

Income before Income Tax Provision.............        95,000      793,000     65,565,000    1,294,000

 Income tax provision..........................        25,000      317,000     17,486,000      518,000
                                                  -----------   ----------    -----------   ----------

Net Income.....................................   $    70,000   $  476,000    $48,079,000   $  776,000
                                                  ===========   ==========    ===========   ==========

Basic Earnings Per Share.......................   $       .01   $      .07    $      7.35   $      .12
                                                  ===========   ==========    ===========   ==========

Diluted Earnings Per Share.....................   $       .01   $      .07    $      7.26   $      .12
                                                  ===========   ==========    ===========   ==========

Basic Weighted Average Number of Shares
 Outstanding...................................     6,463,000    6,378,000      6,544,000    6,362,000


Diluted Weighted Average Number of Shares
 Outstanding...................................     6,541,000    6,703,000      6,621,000    6,725,000


The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the Six Months Ended June 30
                                  (Unaudited)

                                                                           2001                   2000
                                                                           ----                   ----
Cash Flows from Operating Activities
 Net income..................................................          $ 48,079,000            $   776,000
 (Income) from equity method investments.....................              (474,000)              (808,000)
 Gain on sale of FUWC Stock..................................           (65,171,000)                   ---
 Gain on sale of California Mines............................            (1,756,000)                   ---
 Deferred tax expense........................................            12,860,000                    ---
 Stock based compensation expense............................               159,000                    ---
 Stock option repricing......................................             1,273,000                    ---
 Depreciation and amortization...............................               129,000                233,000
 Allowance for doubtful accounts.............................                   ---                 (7,000)
 Mill Site deferred gain realized............................               (53,000)                   ---
 Changes in assets:
   Receivables and other.....................................             1,726,000                325,000
 Changes in liabilities:
   Current liabilities.......................................              (960,000)              (548,000)
   Income taxes payable......................................             1,054,000             (3,400,000)
   Long-term accrued liabilities.............................              (129,000)              (208,000)
                                                                       ------------            -----------

 Net cash flows from operating activities....................            (3,263,000)            (3,637,000)
                                                                       ------------            -----------

Cash Flows from Investing Activities
 Proceeds from the sale of FUWC Stock........................            81,783,000                    ---
 Proceeds from the sale of the California Mines..............               726,000                    ---
 Distribution from West Valley MRF...........................               500,000                500,000
 Minority interest and other liabilities.....................                   ---                558,000
 Note receivable collections.................................               114,000                 53,000
 Investment in Fontana Union Water Co........................                   ---               (654,000)
 Environmental insurance.....................................            (3,800,000)                   ---
 Capital expenditures........................................              (579,000)            (1,974,000)
 Environmental remediation expenditures......................              (126,000)              (496,000)
                                                                       ------------            -----------

 Net cash flows from investing activities....................            78,618,000             (2,013,000)
                                                                       ------------            -----------

Cash Flows from Financing Activities
 Issuance of common stock....................................               131,000                559,000
                                                                       ------------            -----------

 Net cash flows from financing activities....................               131,000                559,000
                                                                       ------------            -----------

Net Changes in Cash and Cash Equivalents.....................            75,486,000             (5,091,000)

Cash and Cash Equivalents at Beginning of Year...............            10,097,000             14,686,000
                                                                       ------------            -----------

Cash and Cash Equivalents at End of Quarter..................          $ 85,583,000            $ 9,595,000
                                                                       ============            ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     for the Six Months Ended June 30, 2001
                                  (Unaudited)




                                             Common Stock               Capital In
                                -----------------------------------      Excess of          Retained
                                       Shares            Amount          Par Value          Earnings             Total
                                --------------------------------------------------------------------------------------------
Balance at December 31, 2000             6,522,700         $195,000       $51,676,000        $ 7,603,000        $ 59,474,000

   Issuance of shares of
       common stock.............            30,487            1,000         1,561,000                ---           1,562,000

   Net income...................               ---              ---               ---         48,079,000          48,079,000
                                         ---------         --------       -----------        -----------        ------------

Balance at June 30, 2001                 6,553,187         $196,000       $53,237,000        $55,682,000        $109,115,000
                                         =========         ========       ===========        ===========        ============




The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  BASIS OF PRESENTATION

  The unaudited, consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at June 30, 2001, and results of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000.

Eagle Mountain Landfill Investment

  The Eagle Mountain Landfill Investment includes the deferred cost of permitting and developing the landfill project, $18.9 million as of June 30, 2001 and $18.4 million as of December 31, 2000, plus the $5.8 million of recorded land costs as of both June 30, 2001 and December 31, 2000, associated with the project.

  Although the District agreed that interest on $39 million of the purchase price of Eagle Mountain began to accrue on May 3, 2001, the Company will not, due to the numerous uncertainties involved with the sale, record any accrued interest until the uncertainties involved are adequately resolved.

Reclassification

  Certain amounts in the prior year have been reclassified to conform to the current year financial statement presentation.


Note 2.  SALE OF FONTANA UNION WATER COMPANY STOCK

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

                     KAISER VENTURES INC. AND SUBSIDIARIES


Note 3.  ENVIRONMENTAL INSURANCE

  One of the goals in the cash maximization strategy approved by the Company's Board of Directors in September 2000 was to reduce the liabilities associated with existing and potential future environmental and other similar types of claims. In furtherance of such goal, the Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for Kaiser's ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage in excess of the Company's existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a loss, the newly-purchased policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that are brought against the Company. The policy is specifically intended to provide additional coverage for Kaiser's known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of Kaiser arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2 million and the Company paid the balance of approximately $3.8 million.

  This policy will cover virtually any and all environmental liabilities and claims (up to the $50 million policy limit) relating to the historical operations and assets of the Company and reflected on the balance sheet under the caption Environmental Remediation. Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized (see Other Assets) separately from the related liability and amortized as the related liabilities are resolved.


Note 4.  INCOME TAXES

  The Company's income tax provisions were calculated in accordance with FAS 109 and, as such, reflect both current amounts due and changes in the Company's current and long-term deferred tax assets and liabilities. On this basis, the income tax provisions for the six months ended June 30, 2001 and 2000 were as follows:

                                                   2001         2000
                                                -----------   --------

            Current taxes due.................  $ 4,626,000   $356,000

            Change in deferred taxes..........   12,860,000    162,000
                                                -----------   --------

            Income tax expense................  $17,486,000   $518,000
                                                ===========   ========

  The change in deferred income taxes of $12,860,000 in 2001 represents the utilization of all the deferred tax assets recorded as of December 31, 2000.

                     KAISER VENTURES INC. AND SUBSIDIARIES


  The following is a reconciliation of the income taxes payable as of June 30, 2001 and 2000:

                                                 2001         2000
                                             ----------   ----------

          Balance at prior year end.......... $ (221,000)  $3,501,000

          Current taxes due..................  4,626,000      356,000

          Payments made in current year......  3,351,000    3,756,000
                                              ----------   ----------

          Income tax payable as of June 30... $1,054,000   $  101,000
                                              ==========   ==========

Note 5.  SUPPLEMENTAL CASH FLOW INFORMATION

  In the first quarter of 2001, the Company sold its California Mine Property for $2 million, $726,000 cash at closing and $1.3 million on a note receivable secured by the real estate.

  During the six months ended June 30, 2001 the Company had 44,833 stock options exercised on a net basis. These transactions resulted in the Company receiving 30,146 shares of its own common stock as payment for the purchase price of the options and for the payment of income taxes.


Note 6.  COMMITMENTS AND CONTINGENCIES

  Environmental Contingencies. As of June 30, 2001, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG Ontario, LLC in its purchase of the mill site property, including groundwater and other possible third party claims, would be approximately $4.0 million. However, the Company purchased, effective June 30, 2001, a 12 year $50 million insurance policy from at a cost of approximately $3.8 million. This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs,(up to the $50 million policy limit) relating to the historical operations and assets of the Company and reflected in the above $4.0 million liability.


                                    PART II

Item 1.  LEGAL PROCEEDINGS

  As discussed in the Company's Form 10-K Report for 2000 and in the Company's First Quarter 10-Q Report, the Company is engaged in certain claims and litigation. Except as discussed below, there were no material developments in any legal proceeding.

  California Regional Water Quality Control Board. The California Regional Water Quality Control Board, Santa Ana Region, ("RWQCB") has recently communicated with the Company that the City of Ontario is again alleging that one of its municipal water wells has been impacted by a total dissolved solids plume, that allegedly emanated from the Mill Site Property. By way of background, in the Fall

                     KAISER VENTURES INC. AND SUBSIDIARIES


of 1993, RWQCB approved a settlement agreement resolving the Company's groundwater remediation obligation. The settlement agreement provided that the Company would: (i) pay $1,500,000 upon approval of the settlement agreement; and
(ii) contribute 1,000 acre feet of water in storage per year for 25 years for the benefit of a regional groundwater de-salter program either by direct transfer to the de-salter project or abandonment to the basin with a Watermaster waiver of the de-salter replenishment obligation. The Company has satisfied all of its obligations under the settlement agreement. However, the settlement agreement left open the possibility of certain third party claims. The City of Ontario is asserting that the Company is responsible for high total dissolved solids, i.e., salt, impacts to one of its wells. The Company has the right to commence its own investigation and to present its findings to the RWQCB before the RWQCB makes a decision on the matter. The Company believes this matter is covered under its new insurance policy that addresses, among other items, environmental matters.

  Warrant Claims. New Kaiser Employees' Voluntary Benefit Association ("VEBA"), is the beneficial owner of a warrant to purchase 460,000 shares of the Company's common stock. The Pension Benefit Guaranty Corporation ("PBGC") is the beneficial owner of a warrant to purchase 285,260 shares of the Company's common stock. VEBA and the PBGC each have claimed that the proposed treatment of their respective warrants in the proposal to convert the Company to a limited liability company could violate the terms of their warrants. We do not believe that these claims have any merit. However, because VEBA and PBGC believe their rights may depend on the future stock price of the common stock, VEBA, PBGC and Kaiser have agreed that the rights under their respective warrant agreements will not be changed or waived by (i) any consent to or approval of the conversion proposal by PBGC or VEBA or any VEBA representative on the Company's Board of Directors, or (ii) any decision by VEBA or the PBGC to delay any potential legal challenge until after the adoption and completion of the conversion proposal.


Item 2.  CHANGES IN SECURITIES

  Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  Not applicable.

Item 5.  OTHER INFORMATION

  None.

                     KAISER VENTURES INC. AND SUBSIDIARIES


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   Exhibits
              --------

         Exhibit 10.1* - First Amendment to the Second Amended and Restated Employment Agreement between Richard E. Stoddard and Kaiser Ventures Inc. dated as of April 11, 2001.

         Exhibit 10.2* - First Amendment to the Amended and Restated Employment Agreement between Terry L. Cook and Kaiser Ventures Inc. dated as of April 11, 2001.

         Exhibit 10.3* - First Amendment to the Amended and Restated Employment Agreement between Anthony Silva and Kaiser Ventures Inc. dated as of April 11, 2001.

         Exhibit 10.4* - First Amendment to the Amended and Restated Employment Agreement between Paul E. Shampay and Kaiser Ventures Inc. dated as of April 11, 2001.

         Exhibit 10.5* - Second Amended and Restated Employment Agreement between James F. Verhey and Kaiser Ventures Inc. dated as of April 11, 2001.

         * Reflects a compensation plan or agreement.

         B.  Reports on Form 8-K.
             --------------------

         On July 16, 2001, the Company filed an 8-K Report with the Securities and Commission Exchange regarding an investor conference call held on July 11, 2001 addressing the proposed conversion of the Company to a limited liability company.



               (Remainder of this Page Intentionally Left Blank)

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KAISER VENTURES INC.



Dated:  August 13, 2001                 /s/ James F. Verhey
                                        -------------------
                                        James F. Verhey
                                        Principal Financial Officer