Form 10-Q
period 2001-09-30
KAISER VENTURES INC
filed 2001-11-13
CIK 729365

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2001        Commission File Number 0-18858



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

                              Yes  [X]      No  [_]

On November 8, 2001, the Company had 6,567,629 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

                         TABLE OF CONTENTS TO FORM 10-Q

                                                                            PAGE
PART I

  FORWARD-LOOKING STATEMENTS.............................................      1

  Item 1.  FINANCIAL STATEMENTS..........................................   2/15

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................      2

  FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS...................................     16

           CONSOLIDATED STATEMENTS OF OPERATIONS.........................     18

           CONSOLIDATED STATEMENTS OF CASH FLOWS.........................     19

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY.....     20

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................     21

PART II

  Item 1.  LEGAL PROCEEDINGS.............................................     23

  Item 2.  CHANGES IN SECURITIES.........................................     24

  Item 3.  DEFAULTS UPON SENIOR SECURITIES...............................     24

  Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.............     24

  Item 5.  OTHER INFORMATION.............................................     24

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................     24

SIGNATURES...............................................................     25

          AVAILABILITY OF PREVIOUS REPORTS AND ADDITIONAL INFORMATION
          -----------------------------------------------------------

  The Company will furnish, without charge to each stockholder, upon written request of any such person, a copy of the Company's annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K Report that are not currently stockholders of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764.

  For background information and a complete understanding of material developments concerning the Company, readers are encouraged to read this Form 10-Q Report in conjunction with the Company's 10-K Report for the period ended December 31, 2000, and the Company's 10-Q Reports for the periods ended March 31, 2001, and June 30, 2001, and our Proxy and Registration Statement mailed on October 23, 2001, to stockholders of record as of October 8, 2001, since the information contained herein is often an update of the information contained in such documents. The Company's 10-K Report, 10-Q Reports and current Proxy and Registration Statements are available for free at www.kaiserventures.com and at the SEC's website at http://www.sec.com.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                                     PART I

                           Forward-Looking Statements

  Except for the historical statements and discussions contained herein, statements contained in this 10-Q Report constitute "forward-looking statements". Any press release, 10-K, Annual Report to Stockholders, 10-Q or 8-K Report of the Company or our website, may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made by us in the future. Forward-looking statements include, without limitation, any statements that forecast, indicate, anticipate or imply future results, performance, events or achievements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words "anticipate," "believe," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements. You should not put undue reliance on forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of our assumptions will not come true. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. For example, actual results could materially differ from those projected as a result of factors such as, but not limited to, general economic conditions in the United States and Southern California, including the impacts directly or indirectly resulting from the September 11, 2001, terrorist attacks; the impact of federal, state, and local laws and regulations on the Company's activities; the failure of the bankruptcy discharge granted to us to address claims and litigation that relate to the pre-bankruptcy activities of Kaiser Steel Corporation, including asbestos claims; the failure, in whole or in part, of our business plans to, develop, sell or otherwise deal with any major asset of the Company; the failure for any reason of CCG Ontario, LLC to honor the terms of its agreements with us in connection with the sale of the Mill Site real estate to CCG Ontario, LLC, including its assumption of liability and responsibility for certain environmental obligations and duties associated with the Mill Site; the success of any material litigation such as legal challenges to the completed federal land exchange for the proposed Eagle Mountain landfill project; insurance coverage disputes; the risks and contingencies associated with the planned sale of the Eagle Mountain project to the Los Angeles County Sanitation District; and/or the challenge, reduction or loss of any claimed tax benefits. The risks included herein are not exhaustive. Other sections of this 10-Q Report include additional factors that could adversely impact the Company and its projects. In light of the risks and uncertainties, readers are cautioned not to put undue reliance on forward-looking statements as a prediction of future actual results. We disclaim any intention to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Item 1.  FINANCIAL STATEMENTS

  The Financial Statements are located at the end of Item 2., beginning on Page 15 of this Report and are incorporated herein by this reference.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                Business Update

General

  Kaiser Ventures Inc., including its wholly-owned subsidiaries, unless otherwise provided herein (collectively, "Kaiser" or the "Company") has historically operated as an asset development company based in Southern California. The Company is the reorganized successor to several of the assets of Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy in 1987. The Company's current emphasis is on its remaining principal assets: (i) an 80% interest in Mine Reclamation, LLC ("MRC"), the developer of the Eagle Mountain Landfill Project (the "Landfill Project"), with the Landfill Project under contract to be sold to Los Angeles County Sanitation District No. 2 (the "District") for $41 million; (ii) the approximately 9,144 acre idle iron ore mine in the California desert (the "Eagle Mountain Site"), which includes the associated 1,100 acre town of Eagle Mountain ("Eagle Mountain Townsite") and approximately 4,600 acres of land leased to MRC for the Landfill Project that is being sold to the District; and (iii) a 50% joint venture interest in the West Valley MRF ("West Valley MRF"), a transfer station and recycling facility located on land acquired from the Company. In addition, the Company has a substantial cash position as a result of the sale of its interest in Fontana Union Water Company ("FUWC") on March 6, 2001, for $87.5 million. As of December 31, 2000, the Company had approximately $43 million in regular federal net operating loss ("NOLs") carryforwards, however, due to the Company's sale of its FUWC stock in March 2001, it is anticipated that all of the NOLs existing as of December 31, 2000, will be utilized in 2001.

Future Plans and Conversion Proposal

  Since 1988, the Company has been developing the assets it received out of the Kaiser Steel Corporation bankruptcy and then selling them at such time as the Company believes that it can achieve maximum stockholder value for a particular project or asset. During 2000, the Company: (i) sold the balance of all of the Company's real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an approximate five acre parcel; (ii) entered into an agreement to sell the Landfill Project to the District, with the Company and the District working toward a closing on such transaction; (iii) entered into an agreement for the sale of the Company's interest in FUWC to Cucamonga County Water District ("Cucamonga"), which transaction was completed March 6, 2001; and (iv) paid a $2.00 cash distribution to its stockholders.

  With the sale of the assets as outlined above, the Company's management reevaluated the Company's future strategy and business plan, as well as the timing and alternative means of distributing cash to its stockholders. In July 2001, the Company's Board of Directors approved a plan that would convert the Company into a newly-formed limited liability company pursuant to a merger between the Company and Kaiser Ventures LLC ("Kaiser LLC"). If the conversion proposal (the "Conversion

                     KAISER VENTURES INC. AND SUBSIDIARIES

Proposal") is approved by the Company's stockholders, the Company's stockholders would receive $10.00 in cash plus one Class A membership unit (a "Class A Unit") in Kaiser LLC for each share of common stock in the Company. By converting to a limited liability company, the Company believes it will be able to recognize a significant tax loss from MRC in 2001, distribute $10.00/share in cash to stockholders on a tax advantaged basis, avoid the double taxation generally imposed on future income and deal more expeditiously with the Company's remaining assets. If effected, immediately after the conversion, the holders of the Class A Units (on a fully diluted basis) would be the same as the holders of the common stock in the Company. The assets and liabilities of Kaiser LLC would be the same as those of the Company, except that the stockholders of the Company would receive $10.00/share in cash, thereby reducing the cash position of Kaiser LLC. On October 23, 2001, the Company mailed the Proxy and Registration statement to its stockholders of record as of October 8, 2001 for its annual stockholders' meeting to be held on November 28, 2001. At that meeting, the Company's stockholders will consider and vote upon several matters, including the Conversion Proposal. This summary of the Conversion Proposal does not provide all of the important information with respect to the Conversion Proposal. The Proxy and Registration Statement contain important information about the Conversion Proposal and the Company's stockholders should carefully review the proxy statement and the documents to which it refers before voting with respect to the Conversion Proposal. The proxy statement and registration statement registering the Class A Units under the Securities Act of 1933, and related exhibits are available for free at the SEC's website http://www.sec.gov
                                                             ------------------
or at www.kaiserventures.com.
----------------------------

  At its July 10th board meeting, the Company's Board of Directors also approved a stock repurchase program whereby the Company may, from time to time, purchase its stock in the open market. A committee appointed by the Board may implement this plan in its discretion. As of the date of this report, the Company has made no open market stock purchases.

Investment in Fontana Union Water Company

  Effective March 6, 2001, after obtaining stockholder approval, the Company completed the sale of its approximately 53.71% ownership interest in the capital stock of FUWC, a mutual water company, to Cucamonga for $87.5 million. In addition, the Company received approximately $2.5 million in payments under its take-or-pay lease of its interest in FUWC to Cucamonga. With the sale of the FUWC interest, the lease with Cucamonga was effectively terminated and the rate dispute litigation between the Company and Cucamonga was settled.

  Additionally, in connection with the sale of the Company's ownership interest in FUWC, the Company terminated its $30 million credit facility with Union Bank, which was secured by FUWC stock and the Cucamonga Lease.

The Mill Site Property

  The only remaining mill site property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG Ontario, LLC purchased approximately 588 acres of the mill site property from the Company in August 2000 and, in that transaction, assumed substantially all of the Company's environmental liabilities associated with the purchased property and certain other environmental liabilities and risks associated with the former Kaiser Steel Corporation mill site, including the Tar Pits Parcel. Remediation of the Tar Pits Parcel is currently expected to commence in the fourth quarter of this year.

                     KAISER VENTURES INC. AND SUBSIDIARIES

Lake Tamarisk

  Lake Tamarisk is an incorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Project. The Company, through a wholly owned subsidiary, owns 77 improved lots including one residential structure, and a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk (the "Lake Tamarisk "). The Company is marketing this property for sale.

Mining Properties

  During the first quarter of 2001 the Company sold approximately 190 acres near Afton Canyon, California known as the Dunn Siding, the Silver Lake Mine west of Baker, California, which is a small producing iron ore mine, and some mining claims known as the Bessemer and Morris Lode properties. In this sale transaction, the Company received a gross sales price of approximately $2 million, consisting of approximately $726,000 paid in cash at closing and the balance represented by a secured promissory note from the purchaser payable over five years accruing interest at a rate of 8% per annum.

Waste Management

West Valley Materials Recovery Facility

  The Company, through a wholly-owned subsidiary, and Burrtec Waste Industries, Inc., also through a wholly-owned subsidiary, each own a fifty percent (50%) interest in West Valley MRF, LLC, a limited liability company that owns the West Valley MRF. A materials recovery facility or "MRF" sorts through source separated municipal solid waste to recover items that may be sold into commercial markets such as paper, cardboard, glass and aluminum cans. Phase 1 of the West Valley MRF includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services capable of processing approximately 2,000 tons per day of non-hazardous commercial and municipal solid waste.

  Given the level of demand for the services of the West Valley MRF, the Company and Burrtec decided in 2000 to expand the West Valley MRF. Construction of Phase 2 of the West Valley MRF was completed in the second quarter of 2001 and it is fully operational. Phase 2 expanded the processing capacity for waste transfer and recycling services of the West Valley MRF from approximately 2,000 tons per day to approximately 3,500 tons per day. Phase 2 involved constructing an approximately 80,000 square foot addition to the existing facilities, the purchase and installation of certain related equipment, including rolling stock, and the rehabilitation and relocation of certain existing equipment. The cost of the expansion was approximately $10 million.

Eagle Mountain Landfill Project

  Background. In 1988, the Company entered into a 100-year lease agreement (the "MRC Lease") with MRC. MRC is seeking to develop the Company's former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. MRC currently has issued and outstanding Class A and Class B units. The Company currently owns 80% of the Class B units and 100% of the Class A units of MRC. In December 1999, the Landfill Project received its last major permit necessary to construct and operate a rail haul landfill. The Landfill Project is permitted to receive a maximum of 20,000 tons per day of municipal solid waste for up to 88 years.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Sale of Landfill Project. Effective August 9, 2000, MRC, entered into an agreement for the sale of the Eagle Mountain Landfill Project (the "Landfill Project Sale Agreement") with the District. Under this agreement, the Landfill Project (which includes the Company's royalty payments under the MRC Lease) would be sold for $41 million, with an initial closing currently scheduled to occur in the fourth quarter of 2001. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

  Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when federal litigation challenging the completed federal land exchange is fully resolved, as reported in our previous filings with the SEC. Interest began to accrue on this portion of the purchase price on May 3, 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above, or (2) the permitting approvals of the District's Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, is expected to be delayed for a substantial period of time pending satisfactory resolution of these contingencies. Since the transaction has not closed and due to the risks associated with receipt of the ultimate purchase price, the Company has not reflected the accrued interest in its financial statements.

  The District has undertaken extensive due diligence on the Landfill Project and is waiting to receive several items, including final land and right-of-way surveys. In addition, the parties continue to negotiate the terms of various ancillary agreements such as joint use agreements for access, utilities, and the Eagle Mountain railroad, are waiting to receive third party consents to the transfer of various assets, and are working on various title issues. With the sale of the Landfill Project, the Company will continue to own more than 4,000 acres in the Eagle Mountain area, including the Eagle Mountain town site. As of the date of this 10-Q Report, the closing date is currently scheduled to occur in the fourth quarter of 2001. However, since closing has been delayed several times, it is likely that the closing will again be delayed for several months. Interest began to accrue on $39 million of the purchase price on May 3, 2001.

  The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to the Company's second quarter 2000 10-Q Report.

  Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in Federal District Court located in Riverside County, both of which challenge the completed federal land exchange and requesting its reversal. There were no material developments in the third quarter with respect to this litigation.

  Risks. As is discussed in this 10-Q Report and in more detail in the Company's 2000 Form 10-K Report and Proxy and Registration Statement, there are numerous risks associated with MRC and the Landfill Project. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or

                     KAISER VENTURES INC. AND SUBSIDIARIES

that the current terms of the pending transaction will not be modified as a result of future discussions with the District, which may include the timing of the receipt of the purchase price. In addition, there are litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange which would materially and adversely affect MRC's ability to complete the sale of the Landfill Project. The foregoing risks are discussed more fully in the Company's 10-K Report for 2000, its subsequent 10-Q Reports and its Proxy and Registration Statement. The Company urges you to read these documents to obtain a complete understanding of the risks.

                               Operating Results

Primary Revenue Sources

Ongoing Operations

  The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in FUWC to Cucamonga. However, the lease with Cucamonga terminated effective March 6, 2001, with the sale of the Company's interest in FUWC to Cucamonga. Income from equity method investments reflect the Company's share of income related to its investment in the West Valley MRF.

Interim Activities (net)

  Revenues from interim activities are generated from various sources. Significant components of interim activities include water and waste water treatment revenues, rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities at the Mill Site; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; royalty revenues from iron ore shipments from the Company's iron ore mine in California (the "Silver Lake Mine") rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities. "Slag" is a natural byproduct of making steel from iron ore and is the rock-like waste that remains after the melting of the iron ores and the metals are separated from the ore. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. No revenues and expenses associated with the Mill Site Property and only $39,000 of net revenues associated with the Silver Lake Mine were recorded during 2001 due to the closing of the sales of these properties in 2000 and 2001, respectively.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES

Results of Operations

Analysis of Results for the Quarters Ended September 30, 2001 and 2000

  An analysis of the significant components of the Company's resource revenues for the quarters ended September 30, 2001 and 2000 follows:

                                                                   2001               2000               % Inc. (Dec)
                                                                 --------          ----------            ------------
Ongoing Operations
 Water Resource.......................................           $    ---          $1,154,000                (100%)
 Deferred gain on Mill Site land sales................             27,000               1,000               2,600%
 Income from equity method investment in
  West Valley MRF, LLC................................            233,000             390,000                 (40%)
                                                                 --------          ----------               -----

  Total ongoing operations............................            260,000           1,545,000                 (83%)
                                                                 --------          ----------               -----

Interim Activities (net)
 Lease, service and other.............................            (83,000)            (19,000)               (337%)
                                                                 --------          ----------               -----

  Total resource revenues.............................           $177,000          $1,526,000                 (88%)
                                                                 ========          ==========               =====

  Resource Revenues. Total resource revenues for the third quarter of 2001 were $177,000 compared to $1,526,000 for 2000. Revenues from ongoing operations decreased by 83% for the quarter to $260,000 from $1,545,000 in 2000, while the loss from interim activities (net of related expenses) increased 337% to $83,000 from $19,000 in 2000.

  Ongoing Operations. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $0 during the third quarter of 2001 compared to $1,154,000 for 2000. The absence of water lease revenues during for the third quarter reflects the sale of the Company's FUWC stock, which closed March 6, 2001.

  The Company recognized deferred gain of $27,000 from the sales of certain Mill Site properties that closed in 1997 and 1999.

  Income from equity method investments decreased by $157,000 to $233,000 due to lower equity income from the West Valley MRF during the third quarter of 2001 compared to the same period 2000. This decrease in equity income in the West Valley MRF is primarily due to higher operating and maintenance expenses incurred during and subsequent to the expansion of the facility ($254,000) and a 36% decrease in net revenues from the sale of recyclable products ($77,000) due to lower commodity prices, being partially offset by a 20% increase in processing fee revenue due to a 10% increase transfer and recycling volume ($188,000).

  Interim Activities (net). Interim activities net of expenses for the third quarter of 2001 were a net expense of $83,000 compared to a net expense of $19,000 for the same period in 2000. The 337% increase in net interim expense in 2001 is primarily attributable to lower net operating revenue at the California Mines which were sold in early February 2001 ($62,000) being partially offset by lower expenses associated with the termination of interim activities at the Mill Site Property due to its sale in August 2000 ($10,000).

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case commission expense on Cucamonga water lease revenue). Total resource operating costs for the third quarter of 2001 decreased to $0 from $63,000 in 2000. This decrease was due to the sale of the Company's FUWC stock on March 6, 2001.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter of 2001 decreased 23% to $905,000 from $1,180,000 for 2000. The decrease is due to the reversal of stock option repricing expense due to a decline in the market price of the Company stock ($420,000) being partially offset by higher legal, accounting and professional expenses primarily relating to the proposed corporate restructuring ($104,000) and stock based compensation expense due to the exercise of nonqualified stock options ($41,000).

  Net Interest Income. Net interest income for the third quarter of 2001 was $964,000 compared to $166,000 in 2000. The change was due primarily to: (a) an increase in interest income ($760,000) relating to the Company's higher cash and investment balances, most of which relates to proceeds from the Company's sale of its FUWC stock, and a decrease in interest expense ($38,000) associated with the Company's $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company's sale of its FUWC stock.

  Pre-Tax Income and Income Tax Provision. The Company recorded income before income tax provision of $236,000 for the third quarter of 2001, versus $449,000 recorded in 2000. An income tax benefit of $513,000 was recorded in the third quarter of 2001 compared to an income tax provision of $180,000 for 2000. The third quarter 2001 income tax benefit was recorded to bring the Company's year-to-date income tax provision in line with the projected annual effective rate.

  Net Income. For the third quarter of 2001, the Company reported a net income of $749,000, or $0.11 per share, versus $269,000, or $.04 per share, reported for 2000.

Results of Operations

Analysis of Results for the Nine Months Ended September 30, 2001 and 2000

  An analysis of the significant components of the Company's resource revenues for the nine months ended September 30, 2001 and 2000 follows:

                                                                  2001                2000              % Inc. (Dec)
                                                              -----------          ----------           ------------
Ongoing Operations
 Gain on Sale of FUWC Stock...........................        $65,171,000          $      ---                 100%
 Water Resource.......................................            295,000           3,464,000                 (91%)
 Gain on sale of California Mines.....................          1,756,000                 ---                 100%
 Deferred gain on Mill Site land sales................             80,000               1,000               7,900%
 Income from equity method investment in
  West Valley MRF, LLC................................            707,000           1,198,000                 (41%)
                                                              -----------          ----------               -----

  Total ongoing operations............................         68,009,000           4,663,000               1,358%
                                                              -----------          ----------               -----

Interim Activities (net)
 Lease, service and other.............................           (188,000)           (135,000)                (39%)
                                                              -----------          ----------               -----

  Total resource revenues.............................        $67,821,000          $4,528,000               1,398%
                                                              ===========          ==========               =====

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Resource Revenues. Total resource revenues for the first nine months of 2001 were $67,821,000, compared to $4,528,000 for 2000. Revenues from ongoing operations increased 14 fold for the nine months to $68,009,000 from $4,663,000 in 2000, while the loss from interim activities (net of related expenses) increased 39% to $188,000 from $135,000 in 2000.

  Ongoing Operations. During the first nine months of 2001, the Company sold its investment in FUWC to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million. Included in the net gain of $65.2 million was the payment of $1.0 million to management pursuant to the Company's Long-Term Transaction Incentive Program. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $295,000 during the first nine months of 2001 compared to $3,464,000 for 2000. The 91% decrease in water lease revenues during the first nine months of 2001 reflects the sale of the Company's FUWC stock, which closed March 6, 2001.

  During the first nine months of 2001, the Company also sold its California Mine properties for $2.0 million, resulting in a gain of $1,756,000. Finally, the Company recognized deferred gain of $80,000 from the sales of certain Mill Site properties that closed in 1997 and 1999.

  Income from equity method investments decreased by $491,000 to $707,000 due to lower equity income from the West Valley MRF during the first nine months of 2001 compared to the same period 2000. This decrease in equity income in the West Valley MRF is mainly due to higher operating and maintenance expenses incurred during and subsequent to the expansion of the facility ($532,000) and a 39% decrease in net revenues from the sale of recyclable products ($265,000) due to lower commodity prices, being partially offset by a 11% increase processing fee revenue due to a 14% increase from transfer and recycling volume ($285,000).

  Interim Activities (net). Interim activities net of expenses for the first nine months of 2001 were a net expense of $188,000 compared to a net expense of $135,000 for the same period in 2000. The 39% increase in net interim expense in 2001 is primarily attributable to lower net operating revenue at the California Mines which were sold in early February ($162,000) being partially offset by lower expenses associated with the termination of interim activities at the Mill Site Property due to its sale in August 2000 ($88,000), and lower net interim expense at Eagle Mountain ($22,000).

  Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case commission expense on Cucamonga water lease revenue). Total resource operating costs for the first nine months of 2001 decreased to $42,000 from $298,000 in 2000. This decrease was due to the sale of the Company's investment in its FUWC stock on March 6, 2001.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 2001 increased 55% to $4,341,000 from $2,808,000 for 2000. The increase is primarily due to non-cash variable stock option accounting ($852,000), higher legal, accounting and professional expenses primarily relating to the proposed corporate restructuring ($447,000) and the exercise of nonqualified stock options ($237,000).

  Net Interest Income. Net interest income for the first nine months of 2001 was $2,362,000 compared to $322,000 in 2000. The change was due primarily to:
(a) an increase in interest income ($1,951,000) relating to the Company's higher cash and investment balances, most of which relates to proceeds from the Company's sale of its FUWC stock, and a decrease in interest expense ($88,000)

                     KAISER VENTURES INC. AND SUBSIDIARIES

associated with the Company's $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company's sale of its FUWC stock.

  Pre-Tax Income and Income Tax Provision. The Company recorded income before income tax provision of $65,800,000 for the first nine months of 2001, versus $1,744,000 recorded in 2000. An income tax provision of $16,973,000 was recorded in the first nine months of 2001 compared to $698,000 for 2000.

  Net Income. For the first nine months of 2001, the Company reported a net income of $48,827,000, or $7.45 per share, versus $1,046,000, or $.16 per share, reported for 2000.

                               Financial Position

  Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $75,242,000 to $85,339,000 at September 30, 2001 from $10,097,000 at December 31, 2000. Included in cash and cash equivalents is $1,946,000 and $3,247,000 held solely for the benefit of MRC at September 30, 2001 and December 31, 2000, respectively. The increase in cash and cash equivalents is primarily due to: (a) the sale of the Company's FUWC Stock ($81,783,000); (b) the sale of the California Mines for $2.0 million, of which $726,000 was cash received at closing; (c) the issuance of common stock relating to the exercise of stock options of $274,000; and (d) cash distributions from the West Valley MRF ($750,000). These increases were partially offset by the: (a) purchase of a comprehensive environmental insurance policy ($3,800,000); (b) capital expenditures ($862,000); and (c) environmental remediation expenditures ($126,000).

  Working Capital. During the first nine months of 2001, current assets increased $62.7 million to $86.1 million, while current liabilities decreased $279,000 to $3.8 million. The increase in current assets resulted primarily from the $75.2 million increase in cash and cash equivalents and a $10.7 million decline in current deferred tax assets, both relating primarily to the Company's sale of its FUWC stock. The decrease in current liabilities resulted from the payment of prior accruals ($953,000) being partially offset by the recording of an income tax liability ($542,000) and an increase in accounts payable ($132,000). Included in current liabilities as of September 30, 2001 is $175,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital increased during the first nine months of 2001 by $63.0 million to $82.3 million at September 30, 2001.

  Land and Improvements. Land and improvements decreased $240,000 during the first nine months of 2001 due to the sale of the Company's California Mine properties in February.

  Investments. There was a $43,000 decrease in the Company's investment in the West Valley MRF during the first nine months of 2001 due to the receipt of $750,000 in cash distributions being mostly offset by the Company's recording of its equity share of income of $707,000 during the period. The $16,612,000 decrease in the Company's investment in FUWC is due to the sale of that investment during the first quarter of 2001. The Company's investment in the Eagle Mountain Landfill increased $914,000 during the first nine months of 2001 due to continuing landfill development activities.

  Other Assets. The increase in other assets ($2,329,000) is primarily related to the Company's purchase of a environmental insurance policy ($3.8 million) and an increase in notes receivable due to the sale of the California Mine Property ($859,000 long term portion) being partially offset by Company's utilization of its long-term deferred tax assets ($2.2 million), primarily relating to the

                     KAISER VENTURES INC. AND SUBSIDIARIES

Company's sale of its FUWC stock, and an increase in accumulated depreciation as of September 30, 2001 ($194,000).

  Environmental Remediation. As of September 30, 2001, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $4.0 million. However, the Company purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $3.8 million. This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company reflected in the above $4.0 million liability. Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized (see "Other Assets") separately from the related liability.

  Long-term Liabilities. The decrease in other long-term liabilities is primarily due to decreases in accrued liabilities ($228,000) and environmental reserves ($490,000) and the recognition of deferred gains on real estate sales ($80,000).

  Minority Interest. As of September 30, 2001, the Company has recorded $5,280,000 of minority interest relating to the approximately 19% ownership interest in MRC the Company does not own.

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

  In regard to the West Valley MRF, the most significant factor affecting the Company's future equity income from the West Valley MRF is the expansion of the facility's capacity from 2,000 to 3,500 tons per day. The facility is operational and its expansion, which cost approximately $11 million, is substantially complete. The expansion enlarges the processing facility by an additional 80,000 square feet and provides for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on the ability of the West Valley MRF to attract new

                     KAISER VENTURES INC. AND SUBSIDIARIES

customers and waste volumes from the closure of local landfills such as the Spadra Landfill, which closed in April 2000, and on the future construction of any competing facilities.

  As part of our strategy, we intend to evaluate any potential offers to purchase our interest in the West Valley MRF in light of our primary objective of maximizing value for our stockholders. The West Valley MRF currently generates sufficient cash flow to fund its cost of operations and does not require additional investment by the Company to operate. Furthermore, the West Valley MRF should generate sufficient cash distributions to the Company to cover foreseeable general and administrative costs if the Conversion Proposal is approved.

  Pending Sale of Eagle Mountain Landfill Project. In August 2000, MRC entered into an agreement to sell the landfill project located at the Eagle Mountain Site to the District. Under that agreement, MRC will receive $41 million for the landfill project if the conditions to closing are satisfied and the sale transaction closes. The cash will be held in escrow pending the resolution of certain additional contingencies, which are not expected to occur for several years. The closing of this sale is subject to, among other things, the results of the District's due diligence, obtaining the transfer of the landfill project's permits to the District, obtaining all necessary consents to the transaction and resolution of various title and joint use matters. The parties have agreed several times to extend the initial closing date of the sale transaction pending receipt of land surveys, resolution of title matters, resolution of joint use agreements, resolution of certain title issues, receipt of third-party approvals or consents and other matters. Although the contractual expiration date is currently during the fourth quarter of 2001, the date has already been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will have to decide whether to extend the period one or more additional times.

  If the sale transaction closes, upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when the outstanding federal litigation related to MRC's federal land exchange with BLM is fully and satisfactorily resolved. Although the $39 million has not yet been deposited into escrow, interest on this $39 million began accruing at the beginning of May 2001. Accrued interest on this portion of the purchase price, for up to a two year period, will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation. If the transaction closes, upon closing, the remaining $2 million of the purchase price will also be placed into an escrow account and will be released upon the later of (i) the release of the $39 million as described above, or (2) the permitting approval of the District's Puente Hills landfill for its remaining 10 years of capacity.

  The District has been undertaking significant due diligence on the landfill project and has the right to terminate the sale agreement if it is not satisfied with the results of its due diligence. Additionally, the parties are negotiating various ancillary agreements and a decision in an unrelated case related to a federal land exchange to which BLM was a party could potentially have a material adverse impact on the landfill project and its pending sale.
For additional information see "Part I, Item 1. BUSINESS - Waste Management - Eagle Mountain Landfill Project - Landfill Project Litigation."

  Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG is obligated to remediate the environmental contamination of this parcel pursuant to the terms of CCG's purchase of approximately 588 acres of the Mill Site Property from the Company in August 2000. As described elsewhere in this Quarterly Report on Form 10-Q, in that purchase CCG assumed substantially all of the Company's environmental liabilities associated with the purchased property as well as certain other environmental

                     KAISER VENTURES INC. AND SUBSIDIARIES

liabilities and risks associated with the Mill Site Property, including the remediation of the Tar Pits Parcel.

  Sale of Miscellaneous Properties. In February 2001, the Company's completed its sale of its Silver Lake Mine property, several other mining claims and properties and a 190 acre parcel near Afton Canyon, California. The gross sales price was $2 million with $726,000 received as a down payment and the balance represented by buyer's secured promissory note. The note is payable over five years and accrues interest at the rate of 8% per annum.

  Corporate Overhead. As the Company divests its remaining assets, the Company intends to further reduce its corporate staffing and overhead to reflect the reduced requirements of its remaining operations and projects.

  Capital Resources. After taking into account the cash distribution in connection with the Conversion Proposal, the Company expects that its current cash balances and short-term investments together with cash provided from operating activities and reserves set aside from the Company's sale of its investment in Fontana Union will be sufficient to satisfy the Company's operating cash requirements for more than one year.

  Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company's status as successor to Kaiser Steel for tax purposes and its use of Kaiser Steel-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of NOLs, if any, has historically been reflected as an increase to stockholders' equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs as of December 31, 2000 are estimated to be approximately $43 million for federal purposes and $1 million for state purposes. These federal NOLs expire in varying amounts over a period from year 2006 to 2013. In addition, if the sale of the landfill project to the District closes in 2001, the Company expects that sale to generate a taxable loss in the range of $15-$20 million. This loss could be used to offset the gain recognized from the Company's sale of its Fontana Union stock and would reduce the Company's 2001 income taxes by approximately $4.5-$6.0 million. If the Conversion Proposal is approved and the merger is consummated during 2001, the Company expects to generate a tax loss estimated at $42-$47 million for 2001. This loss would be used to offset the gain Kaiser Inc. recognized in 2001 from the sale of the Fontana Union stock and would reduce the income taxes paid by Kaiser Inc. in 2001 by approximately $10.5-$12.0 million.

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

Cash Maximization Strategy

  The Company has been developing the assets it received out of the Kaiser Steel bankruptcy and then selling them at such time as the Company believes that it can optimize stockholder value for a particular project or asset. During 2000,
Kaiser: (i) sold the balance of all of the Company's real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an

                     KAISER VENTURES INC. AND SUBSIDIARIES

approximate five acre parcel; (ii) entered into an agreement to sell the landfill project to the District, with MRC and the District working toward a closing on such transaction; (iii) entered into an agreement for the Company's interest in FUWC which transaction was completed in March 2001; and (iv) paid a $2.00 cash distribution to its stockholders. In continuing this strategy, our current plans include:

  . To complete the sale of the Landfill Project to the District and to resolve favorably the related outstanding federal land exchange litigation. Although the closing is currently scheduled to occur in the fourth quarter of 2001, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. Also, due to the status of the Districts' due diligence and negotiations regarding joint use matters, we currently anticipate that the closing date will be delayed for several months. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See "Eagle Mountain Landfill Project Sale of Landfill Project";

  . To reduce the risk to the Company from outstanding environmental and other similar types of liabilities;

  . To continue to hold its 50% interest in West Valley MRF, which pays cash distributions to the Company, until we believe we can maximize stockholder value through a sale or other alternative transaction;

  . To sell miscellaneous assets such as surplus property and mineral interests in Southern California; and

  .  To further reduce the Company's general and administrative expenses.

  Conversion Proposal. The Company has been evaluating its future strategy and business plan, as well as the timing and alternative means of making its excess cash available to stockholders. In July 2001, the Company's Board of Directors approved a plan that would convert the Company into a newly-formed limited liability company pursuant to a merger between the Company and Kaiser LLC. If the Conversion Proposal is approved by the Company's stockholders, the Company's stockholders would receive $10.00 in cash plus one Class A Unit for each share of common stock in the Company. By converting to a limited liability company, the Company believes it will be able to recognize a tax loss from MRC in 2001, distribute significant cash to stockholders on a tax advantaged basis, avoid the double taxation generally imposed on corporate income and to deal more expeditiously with the Company's remaining assets. Immediately after the completion of the conversion, the holders of the Class A Units (on a fully diluted basis) would be the same as the holders of the common stock in the Company. The assets and liabilities of Kaiser LLC would be the same as those of the Company, except that the stockholders of the Company would receive $10.00 in cash, thereby reducing the cash position of Kaiser LLC. It is currently anticipated that the stockholders' meeting to consider the approval of the Conversion Proposal will be held November 28, 2001.

  In addition, the Company's Board of Directors approved a plan whereby the Company may repurchase, from time to time, Company stock in the open market. A committee appointed by the Board was formed to implement this plan in its discretion. The Company has not, as of the date of this 10-Q Report, purchased any of its stock in the open market.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  Insurance. In furtherance of one of the goals of the Cash Maximization Strategy, the Company purchased an insurance policy effective June 30, 2001, that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company's ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000, in the aggregate, for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage in excess of the Company's existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a loss, the newly-purchased policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that are brought against the Company. The policy is specifically intended to supplement the Company's previously existing coverage for its known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2.0 million and the Company paid the balance of approximately $3.8 million.


Item 2.  FINANCIAL STATEMENTS



               (Remainder of this Page Intentionally Left Blank)

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of



                                                                           September 30,                  December 31,
                                                                               2001                          2000
                                                                               ----                          ----
                                                                           (Unaudited)
ASSETS

Current Assets
  Cash and cash equivalents......................................          $ 85,339,000                   $10,097,000
  Accounts receivable and other, net of allowance for
   doubtful accounts of $83,000..................................               467,000                     2,497,000
  Deferred tax assets............................................                   ---                    10,699,000
  Note receivable................................................               323,000                       107,000
                                                                           ------------                   -----------

                                                                             86,129,000                    23,400,000
                                                                           ------------                   -----------

Eagle Mountain Landfill Investment...............................            25,068,000                    24,154,000
                                                                           ------------                   -----------

Investment in West Valley MRF....................................             3,617,000                     3,660,000
                                                                           ------------                   -----------

Land and improvements............................................             2,503,000                     2,743,000
                                                                           ------------                   -----------

Investment in Fontana Union Water Company........................                   ---                    16,612,000
                                                                           ------------                   -----------

Other Assets
   Note receivable...............................................             1,448,000                       589,000
   Deferred tax assets...........................................                   ---                     2,161,000
   Unamortized environmental insurance premium...................             3,800,000                           ---
   Buildings and equipment (net).................................             1,300,000                     1,463,000
   Other assets..................................................                   ---                         6,000
                                                                           ------------                   -----------

                                                                              6,548,000                     4,219,000
                                                                           ------------                   -----------

Total Assets.....................................................          $123,865,000                   $74,788,000
                                                                           ============                   ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     as of



                                                                           September 30,                  December 31,
                                                                               2001                          2000
                                                                               ----                          ----
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable.............................................           $    434,000                   $   302,000
   Income taxes payable.........................................                542,000                           ---
   Accrued liabilities..........................................              2,871,000                     3,824,000
                                                                           ------------                   -----------

                                                                              3,847,000                     4,126,000
                                                                           ------------                   -----------

Long-term Liabilities
   Deferred gain on sale of real estate.........................                616,000                       696,000
   Accrued liabilities..........................................                494,000                       722,000
   Environmental remediation....................................              4,000,000                     4,490,000
                                                                           ------------                   -----------

                                                                              5,110,000                     5,908,000
                                                                           ------------                   -----------

Total Liabilities...............................................              8,957,000                    10,034,000
                                                                           ------------                   -----------

Minority Interest...............................................              5,280,000                     5,280,000
                                                                           ------------                   -----------

Commitments and Contingencies

Stockholders' Equity
   Common stock, par value $.03 per share, authorized
    13,333,333 shares; issued and outstanding
    6,567,629 and 6,522,700 respectively........................                197,000                       195,000
   Capital in excess of par value...............................             53,001,000                    51,676,000
   Retained earnings............................................             56,430,000                     7,603,000
                                                                           ------------                   -----------

Total Stockholders' Equity......................................            109,628,000                    59,474,000
                                                                           ------------                   -----------

Total Liabilities and Stockholders' Equity......................           $123,865,000                   $74,788,000
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

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                for the Three and Nine Months Ended September 30
                                  (Unaudited)

                                                          Three Months Ended              Nine Months Ended
                                                             September 30                   September 30
                                                      ---------------------------------------------------------
                                                         2001           2000             2001           2000
                                                         ----           ----             ----           ----
Resource Revenues
 Ongoing operations
  Gain on sale of FUWC..............................  $      ---     $      ---      $65,171,000     $       ---
  Water resource....................................         ---      1,154,000          295,000       3,464,000
  Gain on sale of California mines..................         ---            ---        1,756,000             ---
  Deferred gain on Mill Site land sales.............      27,000          1,000           80,000           1,000
  Income from equity method.........................
   investment in the  West Valley MRF, LLC..........     233,000        390,000          707,000       1,198,000
                                                      ----------     ----------      -----------      ----------

   Total ongoing operations.........................     260,000      1,545,000       68,009,000       4,663,000

 Interim Activities Net Loss                             (83,000)       (19,000)        (188,000)       (135,000)
                                                      ----------     ----------      -----------      ----------

   Total resource revenues..........................     177,000      1,526,000       67,821,000       4,528,000

Resource Operating Costs                                     ---         63,000           42,000         298,000
                                                      ----------     ----------      -----------      ----------

Income from Resources...............................     177,000      1,463,000       67,779,000       4,230,000
                                                      ----------     ----------      -----------      ----------

Corporate General and Administrative Expenses
 Corporate overhead expenses, excluding
           stock based compensation and
           stock option repricing expenses..........   1,284,000      1,180,000        3,252,000       2,808,000
 Stock based compensation expense...................      41,000            ---          237,000             ---
 Stock option repricing expense.....................    (420,000)           ---          852,000             ---
                                                      ----------     ----------      -----------      ----------

                                                         905,000      1,180,000        4,341,000       2,808,000
                                                      ----------     ----------      -----------      ----------

Income (loss) from Operations.......................    (728,000)       283,000       63,438,000       1,422,000

 Net interest income................................    (964,000)      (166,000)      (2,362,000)       (322,000)
                                                      ----------     ----------      -----------      ----------

Income  before Income Tax Provision.................     236,000        449,000       65,800,000       1,744,000

 Income tax provision (benefit).....................    (513,000)       180,000       16,973,000         698,000
                                                      ----------     ----------      -----------      ----------

Net Income..........................................  $  749,000     $  269,000      $48,827,000      $1,046,000
                                                      ==========     ==========      ===========      ==========

Basic Earnings Per Share............................  $      .11     $      .04      $      7.45      $      .16
                                                      ==========     ==========      ===========      ==========

Diluted Earnings Per Share..........................  $      .11     $      .04      $      7.37      $      .16
                                                      ==========     ==========      ===========      ==========

Basic Weighted Average Number of
 Shares Outstanding.................................   6,567,000      6,405,000        6,552,000       6,377,000

Diluted Weighted Average Number of Shares
 Outstanding........................................   6,612,000      6,724,000        6,627,000       6,725,000




   The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the Nine Months Ended September 30
                                  (Unaudited)


                                                                          2001                  2000
                                                                          ----                  ----
Cash Flows from Operating Activities
 Net income..................................................         $ 48,827,000           $ 1,046,000
 (Income) from equity method investments.....................             (707,000)           (1,198,000)
 Gain on sale of FUWC Stock..................................          (65,171,000)                  ---
 Gain on sale of California Mines............................           (1,756,000)                  ---
 Deferred tax expense........................................           12,860,000                   ---
 Stock based compensation expense............................              201,000                   ---
 Stock option repricing......................................              852,000                   ---
 Depreciation and amortization...............................              194,000               333,000
 Allowance for doubtful accounts.............................                  ---                (7,000)
 Mill Site deferred gain realized............................              (80,000)               (1,000)
 Changes in assets:
   Receivables and other.....................................            1,930,000               120,000
 Changes in liabilities:
   Current liabilities.......................................           (1,262,000)             (972,000)
   Income taxes payable......................................              542,000            (3,275,000)
   Long-term accrued liabilities.............................             (128,000)             (207,000)
                                                                      ------------           -----------

 Net cash flows from operating activities....................           (3,698,000)           (4,161,000)
                                                                      ------------           -----------

Cash Flows from Investing Activities
 Proceeds from the sale of FUWC Stock........................           81,783,000                   ---
 Proceeds from the sale of the California Mines..............              726,000                   ---
 Proceeds from the sale of Mill Site Property................                  ---            16,057,000
 Distribution from West Valley MRF...........................              750,000               750,000
 Minority interest and other liabilities.....................                  ---               558,000
 Note receivable collections.................................              195,000                84,000
 Investment in Fontana Union Water Co........................                  ---              (654,000)
 Environmental insurance.....................................           (3,800,000)                  ---
 Capital expenditures........................................             (862,000)           (2,677,000)
 Environmental remediation expenditures......................             (126,000)             (616,000)
                                                                      ------------           -----------

 Net cash flows from investing activities....................           78,666,000            13,502,000
                                                                      ------------           -----------

Cash Flows from Financing Activities
 Issuance of common stock....................................              274,000               843,000
 Shareholder payment contingent upon Mill Site
   real estate sale..........................................                  ---            (3,824,000)
                                                                      ------------           -----------

 Net cash flows from financing activities....................              274,000            (2,981,000)
                                                                      ------------           -----------

Net Changes in Cash and Cash Equivalents.....................           75,242,000             6,360,000

Cash and Cash Equivalents at Beginning of Year...............           10,097,000            14,686,000
                                                                      ------------           -----------

Cash and Cash Equivalents at End of Quarter..................         $ 85,339,000           $21,046,000
                                                                      ============           ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  for the Nine Months Ended September 30, 2001
                                  (Unaudited)




                                              Common Stock              Capital In
                                        -------------------------        Excess of         Retained
                                          Shares          Amount         Par Value         Earnings            Total
                                        -------------------------------------------------------------------------------
Balance at December 31, 2000            6,522,700        $195,000      $51,676,000       $ 7,603,000       $ 59,474,000

   Issuance of shares of
       common stock.............           44,929           2,000          473,000               ---          1,327,000

   Repricing of stock options...              ---             ---          852,000               ---                ---

   Net income...................              ---             ---              ---        48,827,000         48,827,000
                                        ---------        --------      -----------       -----------       ------------

Balance at September 30, 2001           6,567,629        $197,000      $53,001,000       $56,430,000       $109,628,000
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

                     KAISER VENTURES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  BASIS OF PRESENTATION

  The unaudited, consolidated financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at September 30, 2001, and results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000.

Eagle Mountain Landfill Investment

  The Eagle Mountain Landfill Investment includes the deferred cost of permitting and developing the landfill project, $18.9 million as of September 30, 2001 and $18.4 million as of December 31, 2000, plus the $5.8 million of recorded land costs as of both September 30, 2001 and December 31, 2000, associated with the project.

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

                     KAISER VENTURES INC. AND SUBSIDIARIES


Note 3.  ENVIRONMENTAL INSURANCE

  One of the goals in the cash maximization strategy approved by the Company's Board of Directors in September 2000 was to reduce the liabilities associated with existing and potential future environmental and other similar types of claims. In furtherance of such goal, the Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company's ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage in excess of the Company's existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a loss, the newly-purchased policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that are brought against the Company. The policy is specifically intended to provide additional coverage for the Company's known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2 million and the Company paid the balance of approximately $3.8 million.

  This policy will cover virtually any and all environmental liabilities and claims (up to the $50 million policy limit) relating to the historical operations and assets of the Company and reflected on the balance sheet under the caption Environmental Remediation. At September 30, 2001, the recorded environmental remediation liability was $4.0 million. Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized (see Other Assets) separately from the related liability and amortized as the related liabilities are resolved.


Note 4.  INCOME TAXES

  The Company's income tax provisions were calculated in accordance with FAS 109 and, as such, reflect both current amounts due and changes in the Company's current and long-term deferred tax assets and liabilities. On this basis, the income tax provisions for the nine months ended September 30, 2001 and 2000 were as follows:

                                              2001                 2000
                                              ----                 ----
Current taxes due.................        $ 4,113,000            $480,000

Change in deferred taxes..........         12,860,000             218,000
                                          -----------            --------

Income tax expense................        $16,973,000            $698,000
                                          ===========            ========

  The change in deferred income taxes of $12,860,000 in 2001 represents the utilization of all the deferred tax assets recorded as of December 31, 2000.

                     KAISER VENTURES INC. AND SUBSIDIARIES

  The following is a reconciliation of the income taxes payable as of September 30, 2001 and 2000:

                                                2001                  2000
                                                ----                  ----
Balance at prior year end..........         $ (221,000)           $3,501,000

Current taxes due..................          4,113,000               480,000

Payments made in current year......          3,350,000             3,755,000
                                            ----------            ----------

Income tax payable at quarter end..         $  542,000            $  226,000
                                            ==========            ==========


Note 5.  SUPPLEMENTAL CASH FLOW INFORMATION

  In the first quarter of 2001, the Company sold its California Mine Property for $2 million, $726,000 cash at closing and $1.3 million on a note receivable secured by the real estate.

  During the nine months ended September 30, 2001 the Company had 54,333 stock options exercised on a net basis. These transactions resulted in the Company receiving 36,704 shares of its own common stock as payment for the purchase price of the options and for the payment of income taxes.


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


                                    PART II

Item 1.  LEGAL PROCEEDINGS

  As discussed in the Company's Form 10-K Report for 2000, the Company's First and Second Quarter 10-Q Reports and in the Proxy and Registration Statement, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding during the third quarter.

                     KAISER VENTURES INC. AND SUBSIDIARIES


Item 2.  CHANGES IN SECURITIES

  Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  Not applicable.


Item 5.  OTHER INFORMATION

  None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A.   Exhibits
           --------

      None.

      B.   Reports on Form 8-K.
           --------------------

      On October 23, 2001, the Company filed an 8-K Report with the Securities and Commission Exchange regarding the mailing of the Company's proxy and registration statement to stockholders of record as of October 8, 2001, for the Company's November 28, 2001 annual stockholders' meeting at which, among other things, the Company's conversion proposal will be considered and voted upon.



               (Remainder of this Page Intentionally Left Blank)

                     KAISER VENTURES INC. AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KAISER VENTURES INC.



Dated:  November 13, 2001              /s/ James F. Verhey
                                       ----------------------------
                                       James F. Verhey
                                       Principal Financial Officer