Form 10-Q/A
period 2001-06-30
KAISER VENTURES INC
filed 2004-12-06
CIK 729365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

Commission File Number 0-18858

KAISER VENTURES INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-0594733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 East Inland Empire Blvd., Suite 480

Ontario, California 91764

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (909) 483-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒     No  ☐

On August 3, 2001, the Company had 6,559,487 shares of Common Stock, $.03 par value, outstanding (including 136,919 shares deemed outstanding and held in reserve by the Company for issuance to the former general unsecured creditors of Kaiser Steel Corporation pursuant to its Plan of Reorganization).

KAISER VENTURES INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Pursuant to this Report on Form 10-Q/A, Kaiser Ventures LLC, as the successor to Kaiser Ventures Inc. (the “Company”), amends Part I of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed by the Company on August 13, 2001 (the “Original 10-Q”) to reflect the changes described below.

Effective July 1, 2001, the Company changed its method of accounting for premium costs and claims under a twelve-year insurance policy purchased June 30, 2001, to amortize the premium costs over the term of the underlying prospective insurance policy and record insurance recoveries on known claims liabilities when recoveries are estimable and claims liabilities are accepted by the insurance carrier. Previously, the Company had capitalized the cost of the policy as prepaid insurance in other assets and reduced the prepaid insurance as claims were paid and insurance recoveries were collected.

See Note 1 to the Consolidated Financial Statements, “Accounting Change,” for more detail. Conforming changes reflecting the foregoing are made in Part I - Item 1. FINANCIAL STATEMENTS (and footnotes thereto) and Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

In addition, the Company made non-substantive edits to the Original 10-Q.

Except for the foregoing, no other information included in the Original 10-Q is amended in this Form 10-Q/A. All information in this Quarterly Report on Form 10-Q/A is as of June 30, 2001 or August 13, 2001, the date of the filing of the Original 10-Q, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events occurring after such dates, nor does it otherwise purport to modify or update the disclosure contained in the Original 10-Q.

(REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

i

KAISER VENTURES INC. AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each stockholder, upon written request of any such person, a copy of the Company’s annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K Report that are not currently stockholders of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764.

Readers are encouraged to read this Form 10-Q/A Report in conjunction with the Company’s 10-K Report for the period ended December 31, 2000, and the Company’s 10-Q Report for the period ended March 31, 2001, since the information contained herein is often an update of the information contained in such reports.

ii

KAISER VENTURES INC. AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-Q/A Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any press release, 10-K, Annual Report to Stockholders, 10-Q or 8-K Report of the Company and any amendments thereof or our website, may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made by us in the future. Forward-looking statements include, without limitation, any statement that forecast, indicate, anticipate or imply future results, performance, events or achievements. When used or incorporated by reference in this 10-Q/A Report or in other written or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of our assumptions will not come true. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. For example, actual results could materially differ from those projected as a result of factors such as, but not limited to, general economic conditions in the United States and Southern California; the impact of federal, state, and local laws and regulations on the Company’s activities; the failure of the bankruptcy discharge granted to us to address claims and litigation that relate to the pre-bankruptcy activities of Kaiser Steel Corporation; the failure, in whole or in part, of our business plans to, develop, sell or otherwise deal with any major asset of the Company; the failure for any reason of CCG Ontario, LLC to honor the terms of its agreements with us in connection with the sale of the Mill Site real estate to CCG Ontario, LLC, including its assumption of liability and responsibility for certain environmental obligations and duties associated with the Mill Site; the success of any material litigation such as legal challenges to the completed federal land exchange for the proposed Eagle Mountain landfill project; insurance coverage disputes; the risks and contingencies associated with the planned sale of the Eagle Mountain project to the Los Angeles County Sanitation District; and/or the challenge, reduction or loss of any claimed tax benefits. The risks included herein are not exhaustive. Other sections of this 10-Q/A Report include additional factors that could adversely impact the Company and its projects. Readers are cautioned not to put undue reliance on forward-looking statements as a prediction of future actual results. We disclaim any intention to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ADDITIONAL INFORMATION

Readers of this 10-Q/A Report are encouraged to read the entire report, together with our 2000 10-K Report and First Quarter 10-Q Report for 2001 for background information and a complete understanding as to material developments concerning the Company.

KAISER VENTURES INC. AND SUBSIDIARIES

Item 1. FINANCIAL STATEMENTS

The Financial Statements are located at the end of Item 2., beginning on Page 15 of this Report and are incorporated herein by this reference.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS UPDATE

General

Kaiser Ventures Inc., including its wholly-owned subsidiaries, unless otherwise provided herein (collectively, “Kaiser” or the “Company”) has historically operated as an asset development company based in Southern California. The Company is the reorganized successor to several of the assets of Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy in 1987. The Company’s current emphasis is on its remaining principal assets: (i) an 80% interest in Mine Reclamation, LLC (“MRC”), the developer of the Eagle Mountain Landfill Project (the “Landfill Project”), with the Landfill Project under contract to be sold to Los Angeles County Sanitation District No. 2 (the “District”) for $41 million; (ii) the approximately 9,144 acre idle iron ore mine in the California desert (the “Eagle Mountain Site”), which includes the associated 1,100 acre town of Eagle Mountain (“Eagle Mountain Townsite”) and approximately 4,6000 acres of land leased to MRC for the Landfill Project that is being sold to the District; and (iii) a 50% joint venture interest in the West Valley MRF (“West Valley MRF” or “WVMRF”), a transfer station and recycling facility located on land acquired from the Company. In addition, the Company has a substantial cash position as a result of the sale of its interest in Fontana Union Water Company (“FUWC”) on March 6, 2001, for $87.5 million. As of December 31, 2000, the Company had approximately $43 million in regular federal net operating loss (“NOLs”) carryforwards, however, due to the Company’s sale of its FUWC stock in March 2001, it is anticipated that all of the existing NOLs will be utilized in 2001.

Future Plans and Conversion Proposal

Since 1988, the Company has been developing the assets it received out of the Kaiser Steel Corporation bankruptcy and then selling them at such time as the Company believes that it can achieve maximum stockholder value for a particular project or asset. During 2000, the Company: (i) sold the balance of all of the Company’s real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an approximate five acre parcel; (ii) entered into an agreement to sell the Landfill Project to the District, with the Company and the District working toward a closing on such transaction; (iii) entered into an agreement for the sale of the Company’s interest in FUWC to Cucamonga County Water District (“Cucamonga”), which transaction was completed on March 6, 2001; and (iv) paid a $2.00 cash distribution to its stockholders.

With the sale of the assets as outlined above, the Company’s management reevaluated the Company’s future strategy and business plan, as well as the timing and alternative means of distributing cash to its stockholders. In July 2001, the Company’s Board of Directors approved a plan that would convert the Company into a limited liability company pursuant to a merger between the Company and Kaiser Ventures LLC (“Kaiser LLC”). If the conversion proposal (the “Conversion Proposal”) is approved by

KAISER VENTURES INC. AND SUBSIDIARIES

the Company’s stockholders, the Company’s stockholders would receive $10.00 in cash plus one Class A membership unit (“Class A Units”) in Kaiser LLC per share of common stock in the Company. By converting to a limited liability company, the Company believes it will be able to recognize a significant tax loss from MRC in 2001, distribute $10.00/share in cash to stockholders on a tax advantaged basis, avoid the double taxation generally imposed on future income and deal more expeditiously with the Company’s remaining assets. If effected, immediately after the conversion, the holders of the Class A Units (on a fully diluted basis) would be the same as the holders of the common stock in the Company. The assets and liabilities of Kaiser LLC would be the same as those of the Company, except that the stockholders of the Company would receive $10.00/share in cash, thereby reducing the cash position of Kaiser LLC. The Company filed draft documents for the Conversion Proposal with the Securities and Exchange Commission (“SEC”) on July 16, 2001. The SEC is reviewing those documents and the Company expects to receive comments on them. This summary of the Conversion Proposal does not provide all of the important information with respect to the Conversion Proposal. Once the date of the stockholders’ meeting is set, the Company will be mailing a proxy statement to the address of record of each of its stockholders. That proxy statement will contain important information about the Conversion Proposal, and the Company’s stockholders should carefully review the proxy statement, and the documents to which it refers, before voting with respect to the Conversion Proposal. The proxy statement and all documents filed as an annex to the proxy statement will also be available for free at the SEC’s website http://www.sec.gov. It is currently anticipated that the stockholders’ meeting will be held this Fall.

At its July 16th board meeting, the Company’s Board of Directors also approved a stock repurchase program whereby the Company may, from time to time, purchase its stock in the open market. A committee appointed by the Board may implement this plan in its discretion. As of the date of this report, the Company has made no open market stock purchases.

New Insurance Policy

One of the goals identified by the Company’s Board of Directors in its cash maximization strategy, approved in September 2000, was to reduce the liabilities associated with existing and potential future environmental and other similar types of claims. In furtherance of such goal, the Company purchased an insurance policy, effective June 30, 2001, that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for Kaiser’s ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000, in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a loss, the newly-purchased policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that are brought against the Company.

This policy supplements the Company’s previously existing insurance by providing additional policy limits and coverage for uninsured aspects of the Company’s current insurance program, including, among others, uninsured gaps arising from insurance company insolvencies, deductibles, or self-insured retentions. The policy is specifically intended to provide additional coverage for Kaiser’s known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of Kaiser arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2.0 million and the Company paid the balance of approximately $3.8 million.

KAISER VENTURES INC. AND SUBSIDIARIES

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

In connection with the sale of the Company’s ownership interest in FUWC, the Company terminated its $30 million credit facility with Union Bank, which was secured by FUWC stock and the Cucamonga Lease.

The Mill Site Property

The only remaining mill site property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG Ontario, LLC purchased approximately 588 acres of the mill site property from the Company in August 2000 and, in that transaction, assumed substantially all of the Company’s environmental liabilities associated with the purchased property and certain other environmental liabilities and risks associated with the former Kaiser Steel Corporation mill site, including the Tar Pits Parcel. Remediation of the Tar Pits Parcel is expected to commence in the third quarter of this year.

Lake Tamarisk and Mining Properties

Lake Tamarisk is an incorporated community located two mile northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain Project. The Company, through a wholly owned subsidiary, owns 77 improved lots including one residential structure, and a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk (the “Lake Tamarisk Properties”). The Company is marketing this property for sale.

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

Waste Management

West Valley Materials Recovery Facility

The Company, through a wholly-owned subsidiary, and Burrtec Waste Industries, Inc., also through a wholly-owned subsidiary, each own a fifty percent (50%) interest in West Valley MRF, LLC, a limited liability company that owns the West Valley MRF. A materials recovery facility or “MRF” sorts through source separated municipal solid waste to recover items that may sold into a commercial market such as paper, cardboard, glass and aluminum cans. Phase 1 of the West Valley MRF includes a 62,000 square foot building, sorting equipment, and related facilities for waste transfer and recycling services capable of process approximately 2,000 tons per day of non-hazardous commercial and municipal solid waste.

KAISER VENTURES INC. AND SUBSIDIARIES

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

Eagle Mountain Landfill Project

Background. In 1988, the Company entered into a 100-year lease agreement (the “MRC Lease”) with MRC. MRC is seeking to develop the Company’s former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. The Company currently owns 80% of the Class B units and 100% of the Class A units of MRC. In December 1999, the Landfill Project received its last major permit necessary to construct and operate a rail haul landfill. The Landfill Project is permitted to receive a maximum of 20,000 tons per day of municipal solid waste for up to 88 years.

Sale of Landfill Project. Effective August 9, 2000, MRC, entered into an agreement for the sale of the Eagle Mountain Landfill Project (the “Landfill Project Sale Agreement”) with the District. Under this agreement, the Landfill Project (which includes the Company’s royalty payments under the MRC Lease) would be sold for $41 million, with an initial closing currently anticipated to occur in the third quarter of 2001. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when federal litigation challenging the completed federal land exchange is fully resolved, as reported in our previous filings with the SEC. Interest will accrue on this portion of the purchase price and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above, or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

The District has undertaken extensive due diligence on the Landfill Project and is waiting to receive several items, including final land and right-of-way surveys. In addition, the parties continue to negotiate the terms of various ancillary agreements such as joint use agreements for access, utilities, and the Eagle Mountain railroad and are waiting to receive of various third party consents to the transfer of various assets. With the sale of the Landfill Project, the Company will continue to own more than 4,000 acres in the Eagle Mountain area, including the Eagle Mountain Townsite. As of the date of the 10-Q Report, the closing date is currently scheduled to occur in the third quarter of 2001. However, it is likely that the closing will be delayed for several months. Interest began to accrue on $39 million of the purchase price

KAISER VENTURES INC. AND SUBSIDIARIES

on May 3, 2001. However, since the transaction has not closed and due to the risks associated with receipt of the ultimate purchase price, the Company has not reflected the accrued interest in its financial statements.

The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to the Company’s second quarter 2000 10-Q Report and by Exhibit 10.1 to this 10-Q/A Report.

Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in Federal District Court located in Riverside County, both of which challenge the completed federal land exchange and requesting its reversal. There were no material developments in the second quarter with respect to this litigation.

Risks. As is discussed in this 10-Q/A Report and in more detail in the Company’s 2000 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange which would materially and adversely affect MRC’s ability to complete the sale of the Landfill Project.

OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

The Company’s revenues from ongoing operations are generally derived from the development of the Company’s long-term projects. Revenues from water resources represent payments under the lease of the Company’s interest in FUWC to Cucamonga. However, the lease with Cucamonga terminated effective March 6, 2001, with the sale of the Company’s interest in FUWC to Cucamonga. Income from equity method investments reflect Kaiser’s share of income related to its investment in the West Valley MRF.

Interim Activities (net)

Revenues from interim activities are generated from various sources. Significant components of interim activities include water and waste water treatment revenues, rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities at the Mill Site; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; royalty revenues from iron ore shipments from the Company’s iron ore mine in California (the “Silver Lake Mine”) rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. No revenues and expenses associated with the Mill Site Property and only $39,000 of net revenues associated with the Silver Lake Mine were recorded during 2001 due to the closing of the sales of these properties.

KAISER VENTURES INC. AND SUBSIDIARIES

Summary of Revenue Sources

Due to the developmental nature of certain Company projects and the Company’s recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See “Part I, Item 1. BUSINESS” for a discussion of recent material events affecting the Company’s revenue sources.

KAISER VENTURES INC. AND SUBSIDIARIES

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2001 and 2000

An analysis of the significant components of the Company’s resource revenues for the quarters ended June 30, 2001 and 2000 follows:

	2001	2000	% Inc. (Dec)
Ongoing Operations
Water Resource	$—	$1,155,000	(100)%
Deferred gain on Mill Site land sales	26,000	—	100%
Income from equity method investment in West Valley MRF, LLC	217,000	479,000	(55)%

Total ongoing operations	243,000	1,634,000	(85)%

Interim Activities (net)
Lease, service and other	(75,000)	(41,000)	(83)%

Total resource revenues	$168,000	$1,593,000	(89)%

Resource Revenues. Total resource revenues for the second quarter of 2001 were $168,000 compared to $1,593,000 for 2000. Revenues from ongoing operations decreased by 85% for the quarter to $243,000 from $1,634,000 in 2000, while the loss from interim activities (net of related expenses) increased 83% to $75,000 from $41,000 in 2000.

Ongoing Operations. Water lease revenues under the Company’s 102-year take-or-pay lease with Cucamonga were $0 during the second quarter of 2001 compared to $1,155,000 for 2000. The absence of water lease revenues during for the second quarter reflects the sale of the Company’s FUWC stock, which closed March 6, 2001.

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

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue. Total resource operating costs for the second quarter of 2001 decreased to $0 from $63,000 in 2000. This decrease was due to the sale of the Company’s FUWC stock on March 6, 2001.

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

Net Interest Income. Net interest income for the second quarter of 2001 was $1,012,000 compared to $48,000 in 2000. The change was due primarily to: (a) an increase in interest income ($926,000) relating to the Company’s higher cash and investment balances and a decrease in interest expense ($38,000) associated with the Company’s $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company’s sale of its FUWC stock.

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

Results of Operations

Analysis of Results for the Six Months Ended June 30, 2001 and 2000

An analysis of the significant components of the Company’s resource revenues for the six months ended June 30, 2001 and 2000 follows:

	2001	2000	% Inc. (Dec)
Ongoing Operations
Gain on Sale of FUWC Stock	$65,171,000	$—	100%
Water Resource	295,000	2,310,000	(87)%
Gain on sale of California Mines	1,756,000	—	100%
Deferred gain on Mill Site land sales	53,000	—	100%
Income from equity method investment in West Valley MRF, LLC	474,000	808,000	(41)%

Total ongoing operations	67,749,000	3,118,000	2,073%

Interim Activities (net)
Lease, service and other	(106,000)	(117,000)	10%

Total resource revenues	$67,643,000	$3,001,000	2,154%

Resource Revenues. Total resource revenues for the first six months of 2001 were $67,643,000, compared to $3,001,000 for 2000. Revenues from ongoing operations increased 21 fold for the six months to $67,749,000 from $3,118,000 in 2000, while the loss from interim activities (net of related expenses) declined 10% to $106,000 from $117,000 in 2000.

Ongoing Operations. During the first six months of 2001, the Company sold its investment in FUWC to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million. Included in the net gain of $65.2 million was the payment of $1.0 million to management pursuant to the Company’s Long-Term Transaction Incentive Program. Water lease revenues

KAISER VENTURES INC. AND SUBSIDIARIES

under the Company’s 102-year take-or-pay lease with Cucamonga were $295,000 during the first six months of 2001 compared to $2,310,000 for 2000. The 87% decrease in water lease revenues during the first six months of 2001 reflects the sale of the Company’s FUWC stock, which closed March 6, 2001.

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

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue. Total resource operating costs for the first six months of 2001 decreased to $42,000 from $235,000 in 2000. This decrease was due to the sale of the Company’s investment in its FUWC stock on March 6, 2001.

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

Net Interest Income. Net interest income for the first six months of 2001 was $1,399,000 compared to $156,000 in 2000. The change was due primarily to: (a) an increase in interest income ($1,192,000) relating to the Company’s higher cash and investment balances and a decrease in interest expense ($51,000) associated with the Company’s $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company’s sale of its FUWC stock.

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

KAISER VENTURES INC. AND SUBSIDIARIES

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $75,486,000 to $85,583,000 at June 30, 2001 from $10,097,000 at December 31, 2000. Included in cash and cash equivalents is $2,355,000 and $3,247,000 held solely for the benefit of MRC at June 30, 2001 and December 31, 2000, respectively. The increase in cash and cash equivalents is primarily due to: (a) the sale of the Company’s FUWC Stock ($81,783,000); (b) the sale of the California Mines for $2.0 million, of which $726,000 was cash received at closing; (c) the issuance of common stock relating to the exercise of stock options of $131,000; and (d) cash distributions from the WVMRF ($500,000). These increases were partially offset by the: (a) purchase of an insurance policy ($3,800,000); (b) capital expenditures ($579,000); and (c) environmental remediation expenditures ($126,000).

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

Real Estate. Real Estate decreased $240,000 during the first quarter of 2001 due to the sale of the Company’s California Mine properties.

Investments. There was a $26,000 decrease in the Company’s investment in the WVMRF during the first six months of 2001 due to the receipt of $500,000 in cash distributions being mostly offset by the Company’s recording of its equity share of income of $474,000 during the period. The $16,612,000 decrease in the Company’s investment in FUWC is due to the sale of that investment during the first quarter of 2001.

Other Assets. The increase in other assets ($2,476,000) is primarily related to the Company’s purchase of a environmental insurance policy ($3.8 million) and an increase in notes receivable due to the sale of the California Mine Property ($939,000 long term portion) being partially offset by Company’s utilization of its long-term deferred tax assets ($2.2 million) and an increase in accumulated depreciation as of June 30, 2001 ($126,000).

Environmental Remediation. As of June 30, 2001, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and other historical locations and other possible third party claims, would be approximately $4.0 million. In the event a claim for damages is filed against the Company that relates to the remaining $4.0 million reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

The Company purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of $3.8 million. This policy is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company.

KAISER VENTURES INC. AND SUBSIDIARIES

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

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in the Business Update, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this 10-Q/A Report, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations. As noted above, the Company’s revenues from ongoing operations have, in the past, been generally derived from the development of the Company’s major long-term projects and investments. The development of a number of these projects and investments, such as the 102-year take-or-pay water lease with Cucamonga, and the 50% equity ownership of the West Valley MRF, have been completed and the Company has been recognizing significant revenues and income from these investments. However, the revenues from ongoing operations will be significantly reduced in 2001 as a result of the Company’s sale of its ownership interest in FUWC to Cucamonga in the first quarter of 2001. In addition, the Company continues to evaluate its remaining assets and investments in light of how to best provide maximum value to its stockholders.

In regard to the West Valley MRF, the most significant factor affecting the Company’s future equity income from the West Valley MRF is the recently completed expansion of the facility’s capacity from 2,000 to 3,500 tons per day. This expansion, which cost approximately $10 million, increased the processing facility by an additional 80,000 square feet and provides for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on the ability of the West Valley MRF to attract new customers and waste volumes from the closure of local landfills, such as the Spadra Landfill which closed in April 2000, and on the future construction of any competing facilities.

Pending Sale of Eagle Mountain Landfill Project. In August 2000 MRC entered into an agreement to sell the Landfill Project to the District for $41 million. Upon any the initial closing, $39 million of the total purchase price would be deposited into an escrow account. This money would be released upon the resolution of certain litigation contingencies relating to the litigation challenging the completed federal land exchange. Interest began to accrue on this portion of the purchase price commencing on May 3, 2001 and would be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level, which outcome would be subject to appeal. The remaining $2 million of the purchase price would also be placed into an escrow account upon closing and would be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity. The Company expects that its receipt of the purchase price, in whole or in part, if at all, will be delayed for years pending satisfactory resolution of these contingencies.

KAISER VENTURES INC. AND SUBSIDIARIES

The sale of the Landfill Project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. In addition to a satisfactory resolution of the pending federal litigation challenges, the contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. The Company expects the initial closing to occur in the third quarter of 2001, assuming that all conditions to closing are met or waived. However, the actual closing date might be extended for several months. Kaiser has agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms. For additional information see “Part I, Item 1. BUSINESS - Waste Management - Eagle Mountain Landfill Project - Landfill Project Litigation.”

Mill Site Property. The only remaining mill site property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG Ontario, LLC purchased approximately 588 acres of the mill site property from the Company in August 2000 and, in that transaction, assumed substantially all of the Company’s environmental liabilities associated with the purchased property and certain other environmental liabilities and risks associated with the former Kaiser Steel Corporation mill site, including the land referred to as the Tar Pits Parcel. Remediation of the Tar Pits Parcel is expected to commence in the third quarter of this year.

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

Cash Maximization Strategy

In September 2000, the Company’s Board of Directors approved a strategy to maximize the cash distributions to stockholders. Under this strategy, the Company has been seeking:

•	To complete the sale of the Landfill Project to the District and to resolve favorably the related outstanding federal land exchange litigation. Although the closing is currently scheduled to occur in the third quarter of 2001, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure that this sale will ultimately close. Also, due to the status of the Districts’ due diligence and negotiations regarding joint use matters, we currently anticipate that the closing date will be delayed for several months. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Eagle Mountain Landfill Project Sale of Landfill Project”;

•	To reduce the risk to Kaiser from outstanding environmental and other similar types of liabilities;

•	To continue to hold its 50% interest in West Valley MRF, which pays cash distributions to Kaiser, until we believe we can maximize stockholder value through a sale or other alternative transaction;

•	To sell miscellaneous assets such as surplus property and mineral interests in Southern California; and

•	To further reduce the Company’s general and administrative expenses.

KAISER VENTURES INC. AND SUBSIDIARIES

Conversion Proposal. The Company has been evaluating its future strategy and business plan, as well as the timing and alternative means of making its excess cash available to stockholders. In July 2001, the Company’s Board of Directors approved a plan that would convert the Company into a limited liability company pursuant to a merger between the Company and Kaiser LLC. If the Conversion Proposal is approved by the Company’s stockholders, the Company’s stockholders would receive $10.00 in cash plus one Class A Unit for each share of common stock in the Company. By converting to a limited liability company, the Company believes it will be able to recognize a tax loss from MRC in 2001, distribute significant cash to stockholders on a tax advantaged basis, avoid the double taxation generally imposed on corporate income and to deal more expeditiously with the Company’s remaining assets. Immediately after the completion of the conversion, the holders of the Class A Units (on a fully diluted basis) would be the same as the holders of the common stock in the Company. The assets and liabilities of Kaiser LLC would be the same as those of the Company, except that the stockholders of the Company would receive $10.00 in cash, thereby reducing the cash position of Kaiser LLC. It is currently anticipated that the stockholders’ meeting to consider the approval of the Conversion Proposal will be held this Fall.

In addition, the Company’s Board of Directors approved a plan whereby the Company may repurchase, from time to time, Company stock in the open market. A committee appointed by the Board was formed to implement this plan in its discretion. The Company has not, as of the date of this 10-Q Report, purchased any of its stock in the open market.

Insurance. In furtherance of one of the goals of the Cash Maximization Strategy, the Company purchased an insurance policy effective June 30, 2001, that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for Kaiser’s ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000, in the aggregate, for defense and indemnity, with no deductible or self-insured retention. With respect to the Company, the policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the newly-purchased policy will provide first dollar coverage for a claim resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to supplement the Company’s previously existing coverage for its known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of Kaiser arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2.0 million and the Company paid the balance of $3.8 million.

Capital Resources. The Company expects that its current cash balances and short-term investments together with: (a) cash provided from operating activities; and (b) reserves set aside from the Company’s sale of its investment in FUWC will be sufficient to satisfy the Company’s operating cash requirements.

Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company’s status as successor to KSC for tax purposes and its use of KSC-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of NOLs, if any, has historically been reflected as an increase to stockholders’ equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs as of December 31, 2000, are estimated to be approximately $43 million for federal purposes and $1 million for state purposes. Due to the sale of the FUWC stock in March, the

KAISER VENTURES INC. AND SUBSIDIARIES

Company anticipates utilizing all of these NOLs in 2001. If not used, these federal NOLs would expire in varying amounts over a period from 2006 to 2013. In addition, the Company expects that, if the sale of the Landfill Project closes in 2001, that sale would result in a significant tax loss to the Company in 2001.

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

FINANCIAL STATEMENTS

(REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

KAISER VENTURES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$85,583,000	$10,097,000
Accounts receivable and other, net of allowance for doubtful accounts of $83,000	671,000	2,497,000
Deferred tax assets	—	10,699,000
Note receivable	323,000	107,000

	86,577,000	23,400,000

Eagle Mountain Landfill Investment	24,706,000	24,154,000

Investment in West Valley MRF	3,634,000	3,660,000

Land and improvements	2,503,000	2,743,000

Investment in Fontana Union Water Company	—	16,612,000

Other Assets
Note receivable	1,528,000	589,000
Deferred tax assets	—	2,161,000
Unamortized environmental insurance premium (See Note 3)	3,800,000	—
Buildings and equipment (net)	1,367,000	1,463,000
Other assets	—	6,000

	6,695,000	4,219,000

Total Assets	$124,115,000	$74,788,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2001	December 31, 2000
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$619,000	$302,000
Income taxes payable	1,054,000	—
Accrued liabilities	2,911,000	3,824,000

	4,584,000	4,126,000

Long-term Liabilities
Deferred gain on sale of real estate	643,000	696,000
Accrued liabilities	493,000	722,000
Environmental remediation (See Note 3)	4,000,000	4,490,000

	5,136,000	5,908,000

Total Liabilities	9,720,000	10,034,000

Minority Interest	5,280,000	5,280,000

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $.03 per share, authorized 13,333,333 shares; issued and outstanding 6,553,187 and 6,522,700 respectively	196,000	195,000
Capital in excess of par value	53,237,000	51,676,000
Retained earnings	55,682,000	7,603,000

Total Stockholders’ Equity	109,115,000	59,474,000

Total Liabilities and Stockholders’ Equity	$124,115,000	$74,788,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six Months Ended June 30

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Resource Revenues
Ongoing operations
Gain on sale of FUWC	$—	$—	$65,171,000	$—
Water resource	—	1,155,000	295,000	2,310,000
Gain on sale of California mines	—	—	1,756,000	—
Deferred gain on Mill Site land sales	26,000	—	53,000	—
Income from equity method
investments West Valley MRF, LLC	217,000	479,000	474,000	808,000

Total ongoing operations	243,000	1,634,000	67,749,000	3,118,000

Interim Activities Net Loss	(75,000)	(41,000)	(106,000)	(117,000)

Total resource revenues	168,000	1,593,000	67,643,000	3,001,000

Resource Operating Costs	—	63,000	42,000	235,000

Income from Resources	168,000	1,530,000	67,601,000	2,766,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding stock based compensation and stock option repricing expenses	968,000	785,000	1,968,000	1,628,000
Stock based compensation expense	—	—	195,000	—
Stock option repricing expense	117,000	—	1,272,000	—

	1,085,000	785,000	3,435,000	1,628,000

Income (loss) from Operations	(917,000)	745,000	64,166,000	1,138,000

Net interest income	(1,012,000)	(48,000)	(1,399,000)	(156,000)

Income before Income Tax Provision	95,000	793,000	65,565,000	1,294,000

Income tax provision	25,000	317,000	17,486,000	518,000

Net Income	$70,000	$476,000	$48,079,000	$776,000

Basic Earnings Per Share	$.01	$.07	$7.35	$.12

Diluted Earnings Per Share	$.01	$.07	$7.26	$.12

Basic Weighted Average Number of Shares Outstanding	6,463,000	6,378,000	6,544,000	6,362,000

Diluted Weighted Average Number of Shares Outstanding	6,541,000	6,703,000	6,621,000	6,725,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30

(Unaudited)

	2001	2000
Cash Flows from Operating Activities
Net income	$48,079,000	$776,000
(Income) from equity method investments	(474,000)	(808,000)
Gain on sale of FUWC Stock	(65,171,000)	—
Gain on sale of California Mines	(1,756,000)	—
Deferred tax expense	12,860,000	—
Stock based compensation expense	159,000	—
Stock option repricing	1,273,000	—
Depreciation and amortization	129,000	233,000
Allowance for doubtful accounts	—	(7,000)
Mill Site deferred gain realized	(53,000)	—
Changes in assets:
Receivables and other	1,726,000	325,000
Changes in liabilities:
Current liabilities	(960,000)	(548,000)
Income taxes payable	1,054,000	(3,400,000)
Long-term accrued liabilities	(129,000)	(208,000)

Net cash flows from operating activities	(3,263,000)	(3,637,000)

Cash Flows from Investing Activities
Proceeds from the sale of FUWC Stock	81,783,000	—
Proceeds from the sale of the California Mines.	726,000	—
Distribution from West Valley MRF.	500,000	500,000
Minority interest and other liabilities	—	558,000
Note receivable collections	114,000	53,000
Investment in Fontana Union Water Company	—	(654,000)
Environmental insurance	(3,800,000)	—
Capital expenditures	(579,000)	(1,974,000)
Environmental remediation expenditures	(126,000)	(496,000)

Net cash flows from investing activities	78,618,000	(2,013,000)

Cash Flows from Financing Activities
Issuance of common stock	131,000	559,000

Net cash flows from financing activities	131,000	559,000

Net Changes in Cash and Cash Equivalents	75,486,000	(5,091,000)

Cash and Cash Equivalents at Beginning of Year	10,097,000	14,686,000

Cash and Cash Equivalents at End of Quarter	$85,583,000	$9,595,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the Six Months Ended June 30, 2001

(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2000	6,522,700	$195,000	$51,676,000	$7,603,000	$59,474,000
Issuance of shares of common stock	30,487	1,000	1,561,000	—	1,562,000
Net income	—	—	—	48,079,000	48,079,000

Balance at June 30, 2001	6,553,187	$196,000	$53,237,000	$55,682,000	$109,115,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited, consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at June 30, 2001, and results of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000.

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

Accounting Change

Effective July 1, 2001, the Company changed its method of accounting for premium costs and claims under a twelve-year insurance policy purchased June 30, 2001, to amortize the premium costs over the term of the underlying prospective insurance policy and record insurance recoveries on known claims liabilities when recoveries are estimable and claims liabilities are accepted by the insurance carrier. Previously, the Company had capitalized the cost of the policy as prepaid insurance in other assets and reduced the prepaid insurance as claims were paid and insurance recoveries were collected.

Note 2. SALE OF FONTANA UNION WATER COMPANY STOCK

Effective March 6, 2001, the Company completed the sale of its approximately 53.71% ownership interest in the capital stock of Fontana Union Water Company (“FUWC”) a mutual water company, to Cucamonga for $87.5 million. Included in the net gain of $65.2 million was the payment of $1.0 million to management pursuant to the Company’s Long-Term Transaction Incentive Program. In addition, the Company received approximately $2.5 million in payments under the lease of FUWC shares to Cucamonga. Stockholder approval for the sale was obtained. With the sale of the FUWC interest, the lease with Cucamonga was effectively terminated and the rate dispute litigation between the Company and Cucamonga was settled.

KAISER VENTURES INC. AND SUBSIDIARIES

In connection with the sale of the Company’s ownership interest in FUWC, the Company terminated its $30 million credit facility with Union Bank that was secured by FUWC stock and the Cucamonga Lease.

Note 3. ENVIRONMENTAL INSURANCE AND ENVIRONMENTAL REMEDIATION LIABILITES

One of the goals in the cash maximization strategy approved by the Company’s Board of Directors in September 2000 was to reduce the liabilities associated with existing and potential future environmental and other similar types of claims. In furtherance of such goal, the Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad prospective commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the newly-purchased policy will provide first dollar coverage for a claim resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to provide additional coverage for the Company’s potential liabilities arising from pollution conditions or known and/or potential asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which, based upon discussions among the respective members of the Boards of Directors, KSC Recovery paid $2 million and the Company paid the balance of approximately $3.8 million. The portion of the policy paid by KSC Recovery was expected to cover known and/or potential asbestos claims; while the portion of the policy paid by the Company was expected to cover future potential claims arising from the Company’s historical operations.

The Company expects this policy will cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As a result of the insurance company accepting liability for a claim filed against the Company in the third quarter of 2001, related to the historical operations conducted at the Mill Site, the Company has reclassified $1.5 million previously reported in its environmental remediation liabilities to a litigation accrual at September 30, 2001.

The Company’s $3.8 million premium for the prospective insurance policy is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy; approximately $80,000 per quarter or $320,000 per year. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated. Generally, unless previously accrued, the liability and the receivable relating to claims covered by this policy should occur in the same accounting period, thereby having no adverse or beneficial impact on the Company’s operating results for that accounting period.

KAISER VENTURES INC. AND SUBSIDIARIES

Note 4. INCOME TAXES

The Company’s income tax provisions were calculated in accordance with FAS 109 and, as such, reflect both current amounts due and changes in the Company’s current and long-term deferred tax assets and liabilities. On this basis, the income tax provisions for the six months ended June 30, 2001 and 2000 were as follows:

	2001	2000
Current taxes due	$4,626,000	$356,000
Change in deferred taxes	12,860,000	162,000

Income tax expense	$17,486,000	$518,000

The change in deferred income taxes of $12,860,000 in 2001 represents the utilization of all the deferred tax assets recorded as of December 31, 2000.

The following is a reconciliation of the income taxes payable as of June 30, 2001 and 2000:

	2001	2000
Balance at prior year end	$(221,000)	$3,501,000
Current taxes due	4,626,000	356,000
Payments made in current year	3,351,000	3,756,000

Income tax payable as of June 30	$1,054,000	$101,000

Note 5. SUPPLEMENTAL CASH FLOW INFORMATION

In the first quarter of 2001, the Company sold its California Mine Property for $2 million, $726,000 cash at closing and approximately a $1.3 million note receivable secured by the real estate.

During the six months ended June 30, 2001 the Company had 44,833 stock options exercised on a net basis. These transactions resulted in the Company receiving 30,146 shares of its own common stock as payment for the purchase price of the options and for the payment of income taxes.

Note 6. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies. As discussed in Note 3, effective June 30, 2001, the Company purchased, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to

KAISER VENTURES INC. AND SUBSIDIARIES

FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

At the inception of the insurance contract, the Company estimated, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the mill site property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $4.0 million. These liabilities reflected management’s estimate of potential future environmental claims, remediation and related costs but did not represent known claims at the inception of the policy. In the event a future claim for damages is filed against the Company that relates to the remaining $4.0 million environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

PART II

Item 1. LEGAL PROCEEDINGS

As discussed in the Company’s Form 10-K Report for 2000 and in the Company’s First Quarter 10-Q Report, the Company is engaged in certain claims and litigation. Except as discussed below, there were no material developments in any legal proceeding.

California Regional Water Quality Control Board. The California Regional Water Quality Control Board, Santa Ana Region, (“RWQCB”) has recently communicated with the Company that the City of Ontario is again alleging that one of its municipal water wells has been impacted by a total dissolved solids plume, that allegedly emanated from the Mill Site Property. By way of background, in the Fall of 1993, RWQCB approved a settlement agreement resolving the Company’s groundwater remediation obligation. The settlement agreement provided that the Company would: (i) pay $1,500,000 upon approval of the settlement agreement; and (ii) contribute 1,000 acre feet of water in storage per year for 25 years for the benefit of a regional groundwater de-salter program either by direct transfer to the de-salter project or abandonment to the basin with a Watermaster waiver of the de-salter replenishment obligation. The Company has satisfied all of its obligations under the settlement agreement. However, the settlement agreement left open the possibility of certain third party claims. The City of Ontario is asserting that the Company is responsible for high total dissolved solids, i.e., salt, impacts to one of its wells. The Company has the right to commence its own investigation and to present its findings to the RWQCB before the RWQCB makes a decision on the matter. The Company believes this matter is covered under its new insurance policy that addresses, among other items, environmental matters.

Warrant Claims. New Kaiser Employees’ Voluntary Benefit Association (“VEBA”), is the beneficial owner of a warrant to purchase 460,000 shares of the Company’s common stock. The Pension Benefit Guaranty Corporation (“PBGC”) is the beneficial owner of a warrant to purchase 285,260 shares of the Company’s common stock. VEBA and the PBGC each have claimed that the proposed treatment of their respective warrants in the proposal to convert the Company to a limited liability company could violate the terms of their warrants. We do not believe that these claims have any merit. However, because VEBA and PBGC believe their rights may depend on the future stock price of the common stock, VEBA, PBGC and Kaiser have agreed that the rights under their respective warrant agreements will not be changed or waived by (i) any consent to or approval of the conversion proposal by PBGC or VEBA or any VEBA representative on the Company’s Board of Directors, or (ii) any decision by VEBA or the PBGC to delay any potential legal challenge until after the adoption and completion of the conversion proposal.

KAISER VENTURES INC. AND SUBSIDIARIES

Item 2. CHANGES IN SECURITIES

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 10.1* - First Amendment to the Second Amended and Restated Employment Agreement between Richard E. Stoddard and Kaiser Ventures Inc. dated as of April 11, 2001. **

Exhibit 10.2* - First Amendment to the Amended and Restated Employment Agreement between Terry L. Cook and Kaiser Ventures Inc. dated as of April 11, 2001.**

Exhibit 10.3* - First Amendment to the Amended and Restated Employment Agreement between Anthony Silva and Kaiser Ventures Inc. dated as of April 11, 2001. **

Exhibit 10.4* - First Amendment to the Amended and Restated Employment Agreement between Paul E. Shampay and Kaiser Ventures Inc. dated as of April 11, 2001. **

Exhibit 10.5* - Second Amended and Restated Employment Agreement between James F. Verhey and Kaiser Ventures Inc. dated as of April 11, 2001. **

Exhibit 31.1 - Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 31.2 - Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 32.1 – Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Section 1350, filed with this Report.

Exhibit 32.2 - Certificate of James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

*	Reflects a compensation plan or agreement.
**	Exhibit filed with the Original 10-Q.

KAISER VENTURES INC. AND SUBSIDIARIES

B.	Reports on Form 8-K.

On July 16, 2001, the Company filed an 8-K Report with the Securities and Exchange Commission regarding an investor conference call held on July 11, 2001 addressing the proposed conversion of the Company to a limited liability company.

KAISER VENTURES INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER VENTURES INC.

Dated: December 2, 2004	/s/ James F. Verhey
James F. Verhey
Principal Financial Officer