Form 10-Q/A
period 2001-09-30
KAISER VENTURES INC
filed 2004-12-06
CIK 729365

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

KAISER VENTURES INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Pursuant to this Report on Form 10-Q/A, Kaiser Ventures LLC, as the successor to Kaiser Ventures Inc. (the “Company”), amends Part I of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed by the Company on November 13, 2001 (the “Original 10-Q”) to reflect the changes described below.

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

The restatement for the three and nine months ended September 30, 2001, results in a net decrease in resource operating costs of $1,420,000, which reflects an increase in resource operating costs of $80,000 for amortization of the insurance policy premium and a decrease in resource operating costs of $1,500,000 for the recording of estimated insurance recoveries. This restatement results in an increase in net income of $1,420,000 and basic earnings per share of $0.22 for the three and nine months ended September 30, 2001. Diluted earnings per share increased by $0.22 and $0.21, respectively, for the three and nine months ended September 30, 2001.

See Note 2 to the Consolidated Financial Statements, “Accounting Change and Restatement of Consolidated Financial Statements,” for more detail. Conforming changes reflecting the foregoing are made in Part I – Item 1. FINANCIAL STATEMENTS (and footnotes thereto) and Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

In addition, the Company made non-substantive edits to the Original 10-Q.

Except for the foregoing, no other information included in the Original 10-Q is amended in this Form 10-Q/A. All information in this Quarterly Report on Form 10-Q/A is as of September 30, 2001 or November 13, 2001, the date of the filing of the Original 10-Q, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events occurring after such dates, nor does it otherwise purport to modify or update the disclosure contained in the Original 10-Q.

(REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

i

KAISER VENTURES INC. AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS AND ADDITIONAL INFORMATION

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

For background information and a complete understanding of material developments concerning the Company, readers are encouraged to read this Form 10-Q/A Report in conjunction with the Company’s 10-K Report for the period ended December 31, 2000, and the Company’s 10-Q Reports for the periods ended March 31, 2001, and June 30, 2001, and our Proxy and Registration Statement mailed on October 23, 2001, to stockholders of record as of October 8, 2001, since the information contained herein is often an update of the information contained in such reports. The Company’s 10-K Report, 10-Q Reports and current Proxy and Registration Statements are available for free at www.kaiserventures.com and at the SEC’s website at http://www.sec.com.

ii

KAISER VENTURES INC. AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-Q/A Report constitute “forward-looking statements”. Any press release, 10-K, Annual Report to Stockholders, 10-Q or 8-K Report of the Company and any amendments thereof or our website, may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made by us in the future. Forward-looking statements include, without limitation, any statements that forecast, indicate, anticipate or imply future results, performance, events or achievements. When used or incorporated by reference in this 10-Q/A Report or in other written or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements. You should not put undue reliance on forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of our assumptions will not come true. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. For example, actual results could materially differ from those projected as a result of factors such as, but not limited to, general economic conditions in the United States and Southern California, including the impacts directly or indirectly resulting from the September 11, 2001, terrorist attacks; the impact of federal, state, and local laws and regulations on the Company’s activities; the failure of the bankruptcy discharge granted to us to address claims and litigation that relate to the pre-bankruptcy activities of Kaiser Steel Corporation, including asbestos claims; the failure, in whole or in part, of our business plans to, develop, sell or otherwise deal with any major asset of the Company; the failure for any reason of CCG Ontario, LLC to honor the terms of its agreements with us in connection with the sale of the Mill Site real estate to CCG Ontario, LLC, including its assumption of liability and responsibility for certain environmental obligations and duties associated with the Mill Site; the success of any material litigation such as legal challenges to the completed federal land exchange for the proposed Eagle Mountain landfill project; insurance coverage disputes; the risks and contingencies associated with the planned sale of the Eagle Mountain project to the Los Angeles County Sanitation District; and/or the challenge, reduction or loss of any claimed tax benefits. The risks included herein are not exhaustive. Other sections of this 10-Q/A Report include additional factors that could adversely impact the Company and its projects. In light of the risks and uncertainties, readers are cautioned not to put undue reliance on forward-looking statements as a prediction of future actual results. We disclaim any intention to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

Item 1. FINANCIAL STATEMENTS

The Financial Statements are located at the end of Item 2., beginning on Page 15 of this Report and are incorporated herein by this reference.

KAISER VENTURES INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS UPDATE

General

Kaiser Ventures Inc., including its wholly-owned subsidiaries, unless otherwise provided herein (collectively, “Kaiser” or the “Company”) has historically operated as an asset development company based in Southern California. The Company is the reorganized successor to several of the assets of Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy in 1987. The Company’s current emphasis is on its remaining principal assets: (i) an 80% interest in Mine Reclamation, LLC (“MRC”), the developer of the Eagle Mountain Landfill Project (the “Landfill Project”), with the Landfill Project under contract to be sold to Los Angeles County Sanitation District No. 2 (the “District”) for $41 million; (ii) the approximately 9,144 acre idle iron ore mine in the California desert (the “Eagle Mountain Site”), which includes the associated 1,100 acre town of Eagle Mountain (“Eagle Mountain Townsite”) and approximately 4,600 acres of land leased to MRC for the Landfill Project that is being sold to the District; and (iii) a 50% joint venture interest in the West Valley MRF (“West Valley MRF” or “WVMRF”), a transfer station and recycling facility located on land acquired from the Company. In addition, the Company has a substantial cash position as a result of the sale of its interest in Fontana Union Water Company (“FUWC”) on March 6, 2001, for $87.5 million. As of December 31, 2000, the Company had approximately $43 million in regular federal net operating loss (“NOLs”) carryforwards, however, due to the Company’s sale of its FUWC stock in March 2001, it is anticipated that all of the NOLs existing as of December 31, 2000, will be utilized in 2001.

Future Plans and Conversion Proposal

Since 1988, the Company has been developing the assets it received out of the Kaiser Steel Corporation bankruptcy and then selling them at such time as the Company believes that it can achieve maximum stockholder value for a particular project or asset. During 2000, the Company: (i) sold the balance of all of the Company’s real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an approximate five acre parcel; (ii) entered into an agreement to sell the Landfill Project to the District, with the Company and the District working toward a closing on such transaction; (iii) entered into an agreement for the sale of the Company’s interest in FUWC to Cucamonga County Water District (“Cucamonga”), which transaction was completed in March 6, 2001; and (iv) paid a $2.00 cash distribution to its stockholders.

With the sale of the assets as outlined above, the Company’s management reevaluated the Company’s future strategy and business plan, as well as the timing and alternative means of distributing cash to its stockholders. In July 2001, the Company’s Board of Directors approved a plan that would convert the Company into a newly-formed limited liability company pursuant to a merger between the Company and Kaiser Ventures LLC (“Kaiser LLC”). If the conversion proposal (the “Conversion Proposal”) is approved by the Company’s stockholders, the Company’s stockholders would receive $10.00 in cash plus one Class A membership unit (a “Class A Unit”) in Kaiser LLC for each share of common stock in the Company. By converting to a limited liability company, the Company believes it will be able to recognize a significant tax loss from MRC in 2001, distribute $10.00/share in cash to stockholders on a tax advantaged basis, avoid the double taxation generally imposed on future income and deal more expeditiously with the Company’s remaining assets. If

KAISER VENTURES INC. AND SUBSIDIARIES

effected, immediately after the conversion, the holders of the Class A Units (on a fully diluted basis) would be the same as the holders of the common stock in the Company. The assets and liabilities of Kaiser LLC would be the same as those of the Company, except that the stockholders of the Company would receive $10.00/share in cash, thereby reducing the cash position of Kaiser LLC. On October 23, 2001, the Company mailed the Proxy and Registration statement to its stockholders of record as of October 8, 2001 for its annual stockholders’ meeting to be held on November 28, 2001. At that meeting, the Company’s stockholders will consider and vote upon several matters, including the Conversion Proposal. This summary of the Conversion Proposal does not provide all of the important information with respect to the Conversion Proposal. The Proxy and Registration Statement contain important information about the Conversion Proposal and the Company’s stockholders should carefully review the proxy statement and the documents to which it refers before voting with respect to the Conversion Proposal. The proxy statement and registration statement registering the Class A Units under the Securities Act of 1933, and related exhibits are available for free at the SEC’s website http://www.sec.gov or at www.kaiserventures.com.

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

Additionally, in connection with the sale of the Company’s ownership interest in FUWC, the Company terminated its $30 million credit facility with Union Bank, which was secured by FUWC stock and the Cucamonga Lease.

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

Lake Tamarisk

Lake Tamarisk is an incorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Project. The Company, through a wholly owned subsidiary, owns 77 improved lots including one residential structure, and a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk (the “Lake Tamarisk”). The Company is marketing this property for sale.

KAISER VENTURES INC. AND SUBSIDIARIES

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

Given the level of demand for the services of the West Valley MRF, the Company and Burrtec decided in 2000 to expand the West Valley MRF. Construction of Phase 2 of the West Valley MRF was completed in the second quarter and it is fully operational. Phase 2 expanded the processing capacity for waste transfer and recycling services of the West Valley MRF from approximately 2,000 tons per day to approximately 3,500 tons per day. Phase 2 involved constructing an approximately 80,000 square foot addition to the existing facilities, the purchase and installation of certain related equipment, including rolling stock, and the rehabilitation and relocation of certain existing equipment. The cost of the expansion was approximately $10 million.

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

Risks. As is discussed in this 10-Q/A Report and in more detail in the Company’s 2000 Form 10-K Report and Proxy and Registration Statement, there are numerous risks associated with MRC and the Landfill Project. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction will not be modified as a result of future discussions with the District, which may include the timing of the receipt of the purchase price. In addition, there are litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange which would materially and adversely affect MRC’s ability to complete the sale of the Landfill Project. The foregoing risks are discussed more fully in the Company’s 10-K for 2000, its subsequent 10-Q Reports and its Proxy and Registration Statement. The Company urges you to read these documents to obtain a complete understanding of the risks.

KAISER VENTURES INC. AND SUBSIDIARIES

OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

The Company’s revenues from ongoing operations are generally derived from the development of the Company’s long-term projects. Revenues from water resources represent payments under the lease of the Company’s interest in FUWC to Cucamonga. However, the lease with Cucamonga terminated effective March 6, 2001, with the sale of the Company’s interest in FUWC to Cucamonga. Income from equity method investments reflects the Company’s share of income related to its investment in the West Valley MRF.

Interim Activities (net)

Revenues from interim activities are generated from various sources. Significant components of interim activities include water and waste water treatment revenues, rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities at the Mill Site; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; royalty revenues from iron ore shipments from the Company’s iron ore mine in California (the “Silver Lake Mine”) rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities. “Slag” is a natural byproduct of making steel from iron ore and is the rock-like waste that remains after the melting of the iron ores and the metals are separated from the ore. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. No revenues and expenses associated with the Mill Site Property and only $39,000 of net revenues associated with the Silver Lake Mine were recorded during 2001 due to the closing of the sales of these properties in 2000 and 2001, respectively.

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

Results of Operations

Analysis of Results for the Quarters Ended September 30, 2001 and 2000

An analysis of the significant components of the Company’s resource revenues for the quarters ended September 30, 2001 and 2000 follows:

	2001	2000	% Inc. (Dec)
Ongoing Operations
Water Resource	$—	$1,154,000	(100)%
Deferred gain on Mill Site land sales	27,000	1,000	2,600%
Income from equity method investment in West Valley MRF, LLC	233,000	390,000	(40)%

Total ongoing operations	260,000	1,545,000	(83)%

Interim Activities (net)
Lease, service and other	(83,000)	(19,000)	(337)%

Total resource revenues	$177,000	$1,526,000	(88)%

KAISER VENTURES INC. AND SUBSIDIARIES

Resource Revenues. Total resource revenues for the second quarter of 2001 were $177,000 compared to $1,526,000 for 2000. Revenues from ongoing operations decreased by 83% for the quarter to $260,000 from $1,545,000 in 2000, while the loss from interim activities (net of related expenses) increased 337% to $83,000 from $19,000 in 2000.

Ongoing Operations. Water lease revenues under the Company’s 102-year take-or-pay lease with Cucamonga were $0 during the second quarter of 2001 compared to $1,154,000 for 2000. The absence of water lease revenues during for the third quarter reflects the sale of the Company’s FUWC stock, which closed March 6, 2001.

The Company recognized deferred gain of $27,000 from the sales of certain Mill Site properties that closed in 1997 and 1999.

Income from equity method investments decreased by $157,000 to $233,000 due to lower equity income from the WVMRF during the third quarter of 2001 compared to the same period 2000. This decrease in equity income in the WVMRF is primarily due to higher operating and maintenance expenses incurred during and subsequent to the expansion of the facility ($254,000) and a 36% decrease in net revenues from the sale of recyclable products ($77,000) due to lower commodity prices, being partially offset by a 20% increase in processing fee revenue due to a 10% increase transfer and recycling volume ($188,000).

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

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case commission expense on Cucamonga water lease revenue and environmental insurance costs and recoveries relating to the Company’s historical operations). Total resource operating costs for the third quarter of 2001 decreased to ($1,420,000) from $63,000 in 2000. This decrease was due to the gain from insurance coverage ($1,500,000) and the reduction in water resource expense due to the sale of the Company’s FUWC stock on March 6, 2001 ($63,000); being partially offset by the amortization expense associated with the Company’s environmental insurance policy ($80,000). The gain from insurance coverage is the result of an insurance policy providing coverage for a previously recorded estimated environmental remediation liability of $1,500,000.

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

Net Interest Income. Net interest income for the third quarter of 2001 was $964,000 compared to $166,000 in 2000. The change was due primarily to: (a) an increase in interest income ($760,000) relating to the Company’s higher cash and investment balances, most of which relates to proceeds from the Company’s sale of its FUWC stock, and a decrease in interest expense ($38,000) associated with the Company’s $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company’s sale of its FUWC stock.

Pre-Tax Income and Income Tax Provision. The Company recorded income before income tax provision of $1,656,000 for the third quarter of 2001, versus $449,000 recorded in 2000. An income tax benefit of $513,000 was recorded in the third quarter of 2001 compared to an income tax provision of $180,000 for 2000. The third quarter 2001 income tax benefit was recorded to bring the Company’s year-to-date income tax provision in line with the projected annual effective rate.

Net Income. For the third quarter of 2001, the Company reported a net income of $2,169,000, or $0.33 per share, versus $269,000, or $.04 per share, reported for 2000.

Results of Operations

Analysis of Results for the Nine Months Ended September 30, 2001 and 2000

An analysis of the significant components of the Company’s resource revenues for the nine months ended September 30, 2001 and 2000 follows:

	2001	2000	% Inc. (Dec)
Ongoing Operations
Gain on Sale of FUWC Stock	$65,171,000	$—	100%
Water Resource	295,000	3,464,000	(91)%
Gain on sale of California Mines	1,756,000	—	100%
Deferred gain on Mill Site land sales	80,000	1,000	7,900%
Income from equity method investment in West Valley MRF, LLC	707,000	1,198,000	(41)%

Total ongoing operations	68,009,000	4,663,000	1,358%

Interim Activities (net)
Lease, service and other	(188,000)	(135,000)	(39%)

Total resource revenues	$67,821,000	$4,528,000	1,398%

Resource Revenues. Total resource revenues for the first nine months of 2001 were $67,821,000, compared to $4,528,000 for 2000. Revenues from ongoing operations increased 14 fold for the nine months to $68,009,000 from $4,663,000 in 2000, while the loss from interim activities (net of related expenses) increased 39% to $188,000 from $135,000 in 2000.

Ongoing Operations. During the first nine months of 2001, the Company sold its investment in FUWC to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million. Included in the net gain of $65.2 million was the payment of $1.0 million

KAISER VENTURES INC. AND SUBSIDIARIES

to management pursuant to the Company’s Long-Term Transaction Incentive Program. Water lease revenues under the Company’s 102-year take-or-pay lease with Cucamonga were $295,000 during the first nine months of 2001 compared to $3,464,000 for 2000. The 91% decrease in water lease revenues during the first nine months of 2001 reflects the sale of the Company’s FUWC stock, which closed March 6, 2001.

During the first nine months of 2001, the Company also sold its California Mine properties for $2.0 million, resulting in a gain of $1,756,000. Finally, the Company recognized deferred gain of $80,000 from the sales of certain Mill Site properties that closed in 1997 and 1999.

Income from equity method investments decreased by $491,000 to $707,000 due to lower equity income from the WVMRF during the first nine months of 2001 compared to the same period 2000. This decrease in equity income in the WVMRF is mainly due to higher operating and maintenance expenses incurred during and subsequent to the expansion of the facility ($532,000) and a 39% decrease in net revenues from the sale of recyclable products ($265,000) due to lower commodity prices, being partially offset by a 11% increase processing fee revenue due to a 14% increase from transfer and recycling volume ($285,000).

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

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case commission expense on Cucamonga water lease revenue and environmental insurance costs and recoveries relating to the Company’s historical operations). Total resource operating costs for the first nine months of 2001 decreased to ($1,378,000) from $298,000 in 2000. This decrease was due to the gain from insurance coverage ($1,500,000) and the reduction in water resource expense due to the sale of the Company’s FUWC stock on March 6, 2001 ($256,000) being partially offset by the amortization expense associated with the Company’s environmental insurance policy ($80,000). The gain from insurance coverage is the result of an insurance policy providing coverage for a previously recorded estimated environmental remediation liability of $1,500,000.

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

Net Interest Income. Net interest income for the first nine months of 2001 was $2,362,000 compared to $322,000 in 2000. The change was due primarily to: (a) an increase in interest income ($1,951,000) relating to the Company’s higher cash and investment balances, most of which relates to proceeds from the Company’s sale of its FUWC stock, and a decrease in interest expense ($88,000) associated with the Company’s $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company’s sale of its FUWC stock.

Pre-Tax Income and Income Tax Provision. The Company recorded income before income tax provision of $67,220,000 for the first nine months of 2001, versus $1,744,000 recorded in 2000. An income tax provision of $16,973,000 was recorded in the first nine months of 2001 compared to $698,000 for 2000.

KAISER VENTURES INC. AND SUBSIDIARIES

Net Income. For the first nine months of 2001, the Company reported a net income of $50,247,000, or $7.67 per share, versus $1,046,000, or $.16 per share, reported for 2000.

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $75,242,000 to $85,339,000 at September 30, 2001 from $10,097,000 at December 31, 2000. Included in cash and cash equivalents is $1,946,000 and $3,247,000 held solely for the benefit of MRC at September 30, 2001 and December 31, 2000, respectively. The increase in cash and cash equivalents is primarily due to: (a) the sale of the Company’s FUWC Stock ($81,783,000); (b) the sale of the California Mines for $2.0 million, of which $726,000 was cash received at closing; (c) the issuance of common stock relating to the exercise of stock options of $274,000; and (d) cash distributions from the WVMRF ($750,000). These increases were partially offset by the: (a) purchase of a comprehensive environmental insurance policy ($3,800,000); (b) capital expenditures ($862,000); and (c) environmental remediation expenditures ($126,000).

Working Capital. During the first nine months of 2001, current assets increased $62.7 million to $86.1 million, while current liabilities decreased $279,000 to $3.8 million. The increase in current assets resulted primarily from the $75.2 million increase in cash and cash equivalents and a $10.7 million decline in current deferred tax assets, both relating primarily to the Company’s sale of its FUWC stock. The decrease in current liabilities resulted from the payment of prior accruals ($953,000) being partially offset by the recording of an income tax liability ($542,000) and an increase in accounts payable ($132,000). Included in current liabilities as of September 30, 2001 is $175,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital increased during the first nine months of 2001 by $63.0 million to $82.3 million at September 30, 2001.

Land and Improvements. Land and improvements decreased $240,000 during the first nine months of 2001 due to the sale of the Company’s California Mine properties in February.

Investments. There was a $43,000 decrease in the Company’s investment in the WVMRF during the first nine months of 2001 due to the receipt of $750,000 in cash distributions being mostly offset by the Company’s recording of its equity share of income of $707,000 during the period. The $16,612,000 decrease in the Company’s investment in FUWC is due to the sale of that investment during the first quarter of 2001. The Company’s investment in the Eagle Mountain Landfill increased $914,000 during the first nine months of 2001 due to continuing landfill development activities.

Other Assets. The increase in other assets ($3,749,000) is primarily related to the Company’s purchase of a environmental insurance policy ($3.8 million), the recording of an insurance receivable ($1.5 million) resulting from an insurance company accepting coverage on a claim and an increase in notes receivable due to the sale of the California Mine Property ($859,000 long term portion). These increases were partially offset by the Company’s utilization of its long-term deferred tax assets ($2.2 million), relating to the Company’s sale of its FUWC stock, an increase in accumulated depreciation as of September 30, 2001 ($194,000) and commencement of amortization of the environmental insurance policy ($80,000).

KAISER VENTURES INC. AND SUBSIDIARIES

Environmental Remediation Liabilities:. As of September 30, 2001, the Company estimates, based upon current information, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.5 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.5 million reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company, including a claim against the Company estimated at $1.5 million, which was made during the third quarter of 2001.

Long-term Liabilities. The decrease in other long-term liabilities ($798,000) is primarily due to: the reduction of $1,990,000 in long-term environmental remediation liabilities, offset by $1,500,000 which was reclassified from environmental remediation liabilities into litigation accruals to coincide with filing of a third-party claim, which was accepted by the insurance carrier, and corresponding recording of an insurance receivable; decreases in accrued liabilities ($228,000); and the recognition of deferred gains on real estate sales ($80,000).

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

In regard to the West Valley MRF, the most significant factor affecting the Company’s future equity income from the West Valley MRF is the expansion of the facility’s capacity from 2,000 to 3,500 tons per day. The facility is operational and its expansion, which cost approximately $11 million, is substantially complete. The expansion enlarges the processing facility by an additional

KAISER VENTURES INC. AND SUBSIDIARIES

80,000 square feet and provides for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on the ability of the West Valley MRF to attract new customers and waste volumes from the closure of local landfills such as the Spadra Landfill, which closed in April 2000, and on the future construction of any competing facilities.

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

Pending Sale of Eagle Mountain Landfill Project. In August 2000, MRC entered into an agreement to sell the landfill project located at the Eagle Mountain Site to the District. Under that agreement, MRC will receive $41 million for the landfill project if the conditions to closing are satisfied and the sale transaction closes. The cash will be held in escrow pending the resolution of certain additional contingencies, which are not expected to occur for several years. The closing of this sale is subject to, among other things, the results of the District’s due diligence, obtaining the transfer of the landfill project’s permits to the District, obtaining all necessary consents to the transaction and resolution of various titled and joint use matters. The parties have agreed several times to extend the initial closing date of the sale transaction pending receipt of land surveys, resolution of title matters, resolution of joint use agreements, resolution of certain title issues, receipt of third-party approvals or consents and other matters. Although the contractual expiration date is currently during the fourth quarter of 2001, the date has already been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will have to decide whether to extend the period one or more additional times.

If the sale transaction closes, upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when the outstanding federal litigation related to MRC’s federal land exchange with BLM is fully and satisfactorily resolved. Although the $39 million has not yet been deposited into escrow, interest on this $39 million began accruing at the beginning of May 2001. Accrued interest on this portion of the purchase price, for up to a two year period, will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation. If the transaction closes, upon closing, the remaining $2 million of the purchase price will also be placed into an escrow account and will be released upon the later of (i) the release of the $39 million as described above, or (2) the permitting approval of the District’s Puente Hills landfill for its remaining 10 years of capacity.

The District has been undertaking significant due diligence on the landfill project and has the right to terminate the sale agreement if it is not satisfied with the results of its due diligence. Additionally, the parties are negotiating various ancillary agreements and a decision in an unrelated case related to a federal land exchange to which BLM was a party could potentially have a material adverse impact on the landfill project and its pending sale. For additional information see “Part I, Item 1. BUSINESS—Waste Management - Eagle Mountain Landfill Project - Landfill Project Litigation.”

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG is obligated to remediate the environmental contamination of this parcel pursuant to the terms of CCG’s purchase of approximately 588 acres of the Mill Site Property from the Company in August 2000. As described elsewhere in this Quarterly Report on Form 10-Q/A, in that purchase CCG assumed substantially all of the Company’s

KAISER VENTURES INC. AND SUBSIDIARIES

environmental liabilities associated with the purchased property as well as certain other environmental liabilities and risks associated with the Mill Site Property, including the remediation of the Tar Pits Parcel.

Sale of Miscellaneous Properties. In February 2001, the Company’s completed its sale of its Silver Lake Mine property, several other mining claims and properties and a 190 acre parcel near Afton Canyon, California. The gross sales price was $2 million with $726,000 received as a down payment and the balance represented by buyer’s secured promissory note. The note is payable over five years and accrues interest at the rate of 8% per annum.

Corporate Overhead. As the Company divests its remaining assets, the Company intends to further reduce its corporate staffing and overhead to reflect the reduced requirements of its remaining operations and projects.

Capital Resources. After taking into account the cash distribution in connection with the Conversion Proposal, the Company expects that its current cash balances and short-term investments together with cash provided from operating activities and reserves set aside from the Company’s sale of its investment in Fontana Union will be sufficient to satisfy the Company’s operating cash requirements for more than one year.

Improved Cash Flow from Use of Net Operating Loss Tax Carryforwards. Due to the Company’s status as successor to Kaiser Steel for tax purposes and its use of Kaiser Steel-related NOLs, income taxes actually paid by the Company are substantially less than the income tax provision reported in its financial statements. The tax benefit associated with the utilization of NOLs, if any, has historically been reflected as an increase to stockholders’ equity rather than as an increase to net income. The Company expects that its use of these NOLs will substantially reduce the cash paid for income taxes until these NOLs are fully utilized. The total NOLs as of December 31, 2000 are estimated to be approximately $43 million for federal purposes and $1 million for state purposes. These federal NOLs expire in varying amounts over a period from year 2006 to 2013. In addition, if the sale of the landfill project to the District closes in 2001, the Company expects that sale to generate a taxable loss in the range of $15-$20 million. This loss could be used to offset the gain recognized from the Company’s sale of its Fontana Union stock and would reduce the Company’s 2001 income taxes by approximately $4.5-$6.0 million. If the Conversion Proposal is approved and the merger is consummated during 2001, the Company expects to generate a tax loss estimated at $42-$47 million for 2001. This loss would be used to offset the gain Kaiser Inc. recognized in 2001 from the sale of the Fontana Union stock and would reduce the income taxes paid by Kaiser Inc. in 2001 by approximately $10.5-$12.0 million.

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

Cash Maximization Strategy

The Company has been developing the assets it received out of the Kaiser Steel bankruptcy and then selling them at such time as the Company believes that it can optimize stockholder value for a particular project or asset. During 2000, Kaiser: (i) sold the balance of all of the Company’s real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an

KAISER VENTURES INC. AND SUBSIDIARIES

approximate five acre parcel; (ii) entered into an agreement to sell the landfill project to the District, with MRC and the District working toward a closing on such transaction; (iii) entered into an agreement for the Company’s interest in Fontana Union to Cucamonga which transaction was completed in March 2001; and (iv) paid a $2.00 cash distribution to its stockholders. In continuing this strategy, our current plans include:

•	To complete the sale of the Landfill Project to the District and to resolve favorably the related outstanding federal land exchange litigation. Although the closing is currently scheduled to occur in the fourth quarter of 2001, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. Also, due to the status of the Districts’ due diligence and negotiations regarding joint use matters, we currently anticipate that the closing date will be delayed for several months. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Eagle Mountain Landfill Project Sale of Landfill Project”;

•	To reduce the risk to the Company from outstanding environmental and other similar types of liabilities;

•	To continue to hold its 50% interest in West Valley MRF, which pays cash distributions to the Company, until we believe we can maximize stockholder value through a sale or other alternative transaction;

•	To sell miscellaneous assets such as surplus property and mineral interests in Southern California; and

•	To further reduce the Company’s general and administrative expenses.

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

In addition, the Company’s Board of Directors approved a plan whereby the Company may repurchase, from time to time, Company stock in the open market. A committee appointed by the Board was formed to implement this plan in its discretion. The Company has not, as of the date of the Original 10-Q Report, purchased any of its stock in the open market.

Insurance. In furtherance of one of the goals of the Cash Maximization Strategy, the Company purchased an insurance policy effective June 30, 2001, that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s

KAISER VENTURES INC. AND SUBSIDIARIES

ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000, in the aggregate, for defense and indemnity, with no deductible or self-insured retention. With respect to the Company the policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the newly-purchased policy will provide first dollar coverage for a claim resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to supplement the Company’s previously existing coverage for its known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2.0 million and the Company paid the balance of approximately $3.8 million.

FINANCIAL STATEMENTS

(REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

KAISER VENTURES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2001	December 31, 2000
	(Unaudited)
	(Restated –Note 2)
ASSETS

Current Assets
Cash and cash equivalents	$85,339,000	$10,097,000
Accounts receivable and other, net of allowance for doubtful accounts of $83,000	467,000	2,497,000
Deferred tax assets	—	10,699,000
Note receivable	323,000	107,000

	86,129,000	23,400,000

Eagle Mountain Landfill Investment	25,068,000	24,154,000

Investment in West Valley MRF	3,617,000	3,660,000

Land and improvements	2,503,000	2,743,000

Investment in Fontana Union Water Company	—	16,612,000

Other Assets
Note receivable	1,448,000	589,000
Deferred tax assets	—	2,161,000
Insurance receivable	1,500,000	—
Unamortized environmental insurance premium	3,720,000	—
Buildings and equipment (net)	1,300,000	1,463,000
Other assets	—	6,000

	7,968,000	4,219,000

Total Assets	$125,285,000	$74,788,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2001	December 31, 2000
	(Unaudited)
	(Restated – Note 2)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$434,000	$302,000
Income taxes payable	542,000	—
Accrued liabilities	2,871,000	3,824,000

	3,847,000	4,126,000

Long-term Liabilities
Deferred gain on sale of real estate	616,000	696,000
Accrued liabilities	494,000	722,000
Litigation accrual	1,500,000	—
Environmental remediation	2,500,000	4,490,000

	5,110,000	5,908,000

Total Liabilities	8,957,000	10,034,000

Minority Interest	5,280,000	5,280,000

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $.03 per share, authorized 13,333,333 shares; issued and outstanding 6,567,629 and 6,522,700 respectively	197,000	195,000
Capital in excess of par value	53,001,000	51,676,000
Retained earnings	57,850,000	7,603,000

Total Stockholders’ Equity	111,048,000	59,474,000

Total Liabilities and Stockholders’ Equity	$125,285,000	$74,788,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Nine Months Ended September 30

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
	(Restated – Note 2)		(Restated – Note 2)
Resource Revenues

Ongoing operations
Gain on sale of FUWC	$—	$—	$65,171,000	$—
Water resource	—	1,154,000	295,000	3,464,000
Gain on sale of California mines	—	—	1,756,000	—
Deferred gain on Mill Site land sales	27,000	1,000	80,000	1,000
Income from equity method investment in the West Valley MRF, LLC	233,000	390,000	707,000	1,198,000

Total ongoing operations	260,000	1,545,000	68,009,000	4,663,000

Interim Activities Net Loss	(83,000)	(19,000)	(188,000)	(135,000)

Total resource revenues	177,000	1,526,000	67,821,000	4,528,000

Resource Operating Costs
Gain from insurance coverage	(1,500,000)	—	(1,500,000)	—
Environmental insurance premium amortization	80,000	—	80,000	—
Water resource expense	—	63,000	42,000	298,000

Total resource operating costs	(1,420,000)	63,000	(1,378,000)	298,000

Income from Resources	1,597,000	1,463,000	69,199,000	4,230,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding stock based compensation and stock option repricing expenses	1,284,000	1,180,000	3,252,000	2,808,000
Stock based compensation expense	41,000	—	237,000	—
Stock option repricing expense	(420,000)	—	852,000	—

	905,000	1,180,000	4,341,000	2,808,000

Income from Operations	692,000	283,000	64,858,000	1,422,000

Net interest income	(964,000)	(166,000)	(2,362,000)	(322,000)

Income before Income Tax Provision (Benefit)	1,656,000	449,000	67,220,000	1,744,000

Income tax provision (benefit)	(513,000)	180,000	16,973,000	698,000

Net Income	$2,169,000	$269,000	$50,247,000	$1,046,000

Basic Earnings Per Share	$.33	$.04	$7.67	$.16

Diluted Earnings Per Share	$.33	$.04	$7.58	$.16

Basic Weighted Average Number of Shares Outstanding	6,567,000	6,405,000	6,552,000	6,377,000

Diluted Weighted Average Number of Shares Outstanding	6,612,000	6,724,000	6,627,000	6,725,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30

(Unaudited)

	2001	2000
	(Restated – Note 2)
Cash Flows from Operating Activities
Net income	$50,247,000	$1,046,000
(Income) from equity method investments	(707,000)	(1,198,000)
Gain on sale of FUWC Stock	(65,171,000)	—
Gain on sale of California Mines	(1,756,000)	—
Gain from insurance coverage	(1,500,000)	—
Deferred tax expense	12,860,000	—
Stock based compensation expense	201,000	—
Stock option repricing	852,000	—
Depreciation and amortization	274,000	333,000
Allowance for doubtful accounts	—	(7,000)
Mill Site deferred gain realized	(80,000)	(1,000)
Changes in assets:
Receivables and other	1,930,000	120,000
Changes in liabilities:
Current liabilities	(1,262,000)	(972,000)
Income taxes payable	542,000	(3,275,000)
Long-term accrued liabilities	(128,000)	(207,000)

Net cash flows from operating activities	(3,698,000)	(4,161,000)

Cash Flows from Investing Activities
Proceeds from the sale of FUWC Stock	81,783,000	—
Proceeds from the sale of the California Mines	726,000	—
Proceeds from the sale of Mill Site Property	—	16,057,000
Distribution from West Valley MRF	750,000	750,000
Minority interest and other liabilities	—	558,000
Note receivable collections	195,000	84,000
Investment in Fontana Union Water Company	—	(654,000)
Environmental insurance	(3,800,000)	—
Capital expenditures	(862,000)	(2,677,000)
Environmental remediation expenditures	(126,000)	(616,000)

Net cash flows from investing activities	78,666,000	13,502,000

Cash Flows from Financing Activities
Issuance of common stock	274,000	843,000
Shareholder payment contingent upon Mill Site real estate sale	—	(3,824,000)

Net cash flows from financing activities	274,000	(2,981,000)

Net Changes in Cash and Cash Equivalents	75,242,000	6,360,000

Cash and Cash Equivalents at Beginning of Year	10,097,000	14,686,000

Cash and Cash Equivalents at End of Quarter	$85,339,000	$21,046,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the Nine Months Ended September 30, 2001

(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2000	6,522,700	$195,000	$51,676,000	$7,603,000	$59,474,000
Issuance of shares of common stock	44,929	2,000	473,000	—	475,000
Repricing of stock options	—	—	852,000	—	852,000
Net income (Restated - Note 2)	—	—	—	50,247,000	50,247,000

Balance at September 30, 2001 (Restated - Note 2)	6,567,629	$197,000	$53,001,000	$57,850,000	$111,048,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited, consolidated financial statements of Kaiser Ventures, Inc. and Subsidiaries (the ‘Company”) as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at September 30, 2001, and results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000.

The consolidated financial statements for the three and nine months ended September 30, 2001 are restated as further described in Note 2.

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

Note 2. ACCOUNTING CHANGE AND RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

The restatement for the three and nine months ended September 30, 2001, results in a net decrease in resource operating costs of $1,420,000, which reflects an increase in resource operating costs of $80,000 for amortization of the insurance policy premium and a decrease in resource operating costs

KAISER VENTURES INC. AND SUBSIDIARIES

of $1,500,000 for the recording of estimated insurance recoveries. This restatement results in an increase in net income of $1,420,000 and basic earnings per share of $0.22 for the three and nine months ended September 30, 2001. Diluted earnings per share increased by $0.22 and $0.21, respectively, for the three and nine months ended September 30, 2001. A comparison of restated and originally reported amounts in the consolidated financial statements of operations for the three and nine months ended September 30, 2001 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2001	2001	2001
	As previously reported	As restated	As previously reported	As restated
Total resource revenues	$177,000	$177,000	$67,821,000	$67,821,000
Total resource operating costs	—	(1,420,000)	42,000	(1,378,000)

Income from Resources	177,000	1,597,000	67,779,000	69,199,000
Corporate General and Administrative Expenses	905,000	905,000	4,341,000	4,341,000

Income (loss) from Operations	(728,000)	692,000	63,438,000	64,858,000
Net interest income	(964,000)	(964,000)	(2,362,000)	(2,362,000)

Income before Income Tax Provision (Benefit)	236,000	1,656,000	65,800,000	67,220,000
Income tax provision (benefit)	(513,000)	(513,000)	16,973,000	16,973,000

Net Income	$749,000	$2,169,000	$48,827,000	$50,247,000

Basic Earnings Per Share	$.11	$.33	$7.45	$7.67

Diluted Earnings Per Share	$.11	$.33	$7.37	$7.58

Note 3. SALE OF FONTANA UNION WATER COMPANY STOCK

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

In connection with the sale of the Company’s ownership interest in Fontana Union, the Company terminated its $30 million credit facility with Union Bank that was secured by Fontana Union stock and the Cucamonga Lease.

KAISER VENTURES INC. AND SUBSIDIARIES

Note 4. ENVIRONMENTAL INSURANCE AND ENVIRONMENTAL REMEDIATION LIABILITES

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

The Company expects this policy will cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As a result of the insurance company accepting liability for a claim against the Company related to the historical operations conducted at the Mill Site, the Company has reclassified $1.5 million previously reported in its environmental remediation liabilities to a litigation accrual as of September 30, 2001.

The Company’s $3.8 million premium for the prospective insurance policy is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy; approximately $80,000 per quarter or $320,000 per year. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as a litigation accrual in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated. Generally, unless previously accrued, the liability and the receivable relating to claims covered by this policy should occur in the same accounting period, thereby having no adverse or beneficial impact on the Company’s operating results for that accounting period.

KAISER VENTURES INC. AND SUBSIDIARIES

Note 5. INCOME TAXES

The Company’s income tax provisions were calculated in accordance with FAS 109 and, as such, reflect both current amounts due and changes in the Company’s current and long-term deferred tax assets and liabilities. On this basis, the income tax provisions for the nine months ended September 30, 2001 and 2000 were as follows:

	2001	2000
Current taxes due	$4,113,000	$480,000
Change in deferred taxes	12,860,000	218,000

Income tax expense	$16,973,000	$698,000

The change in deferred income taxes of $12,860,000 in 2001 represents the utilization of all the deferred tax assets recorded as of December 31, 2000.

The following is a reconciliation of the income taxes payable as of September 30, 2001 and 2000:

	2001	2000
Balance at prior year end	$(221,000)	$3,501,000
Current taxes due	4,113,000	480,000
Payments made in current year	3,350,000	3,755,000

Income tax payable at quarter end	$542,000	$226,000

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

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

KAISER VENTURES INC. AND SUBSIDIARIES

Note 7. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies. As discussed in Note 4, effective June 30, 2001, the Company purchased, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as a litigation accrual in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

At the inception of the insurance contract the Company estimated, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the mill site property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $4.0 million. These liabilities reflected management’s estimate of potential future environmental claims, remediation and related costs but did not represent known claims at the inception of the policy. In August 2001, the California Regional Water Quality Control Board, on behalf of the City of Ontario, asserted an environmental claim against the Company relating to the historical operations conducted at the Mill Site. The Company tendered the claim to its insurance carrier and the insurance carrier accepted the claim. As a result, at September 30, 2001, the Company recorded an insurance receivable in an amount equal to its pre-existing estimated environmental liability of $1.5 million and reclassified the obligation as a litigation accrual. In the event a future claim for damages is filed against the Company that relates to the remaining $2.5 million environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Note 8. SUBSEQUENT EVENT

Settlement of City of Ontario. In February 2004, the Company executed a final settlement agreement with the City of Ontario with regard to allegations of impacts to municipal wells owned by the City of Ontario. In the first quarter of 2004, the full settlement price was paid by insurance and, accordingly, the existing insurance receivable and litigation accrual recorded in the Company’s consolidated financial statements were reduced in the first quarter of 2004.

PART II

Item 1. LEGAL PROCEEDINGS

As discussed in the Company’s Form 10-K Report for 2000, the Company’s First and Second Quarter 10-Q Reports and in the Proxy and Registration Statement, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding during the third quarter.

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

Exhibit 31.1 - Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 31.2 - Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 32.1 – Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Section 1350, filed with this Report.

Exhibit 32.2 - Certificate of James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

B.	Reports on Form 8-K.

On October 23, 2001, the Company filed an 8-K Report with the Securities and Exchange Commission regarding the mailing of the Company’s proxy and registration statement to stockholders of record as of October 8, 2001, for the Company’s November 28, 2001 annual stockholders’ meeting at which, among other things, the Company’s conversion proposal will be considered and voted upon.

(REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

KAISER VENTURES INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER VENTURES LLC as successor to
KAISER VENTURES INC.

Dated: December 2, 2004	/s/ James F. Verhey
James F. Verhey
Principal Financial Officer